Form 10-Q
period 2020-09-30
Trebia Acquisition Corp.
filed 2020-11-12
CIK 1805833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 51,750,000 Class A ordinary shares, $0.0001 par value per share, and 12,937,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TREBIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet (Unaudited) as of September 30, 2020	1
Condensed Statements of Operations (Unaudited) for the Three Months Ended September 30, 2020 and for the Period from February 11, 2020 (Inception) Through September 30, 2020	2
Condensed Statement Changes in Shareholders' Equity (Unaudited) for the Three Months Ended September 30, 2020 and for the Period from February 11, 2020 (Inception) Through September 30, 2020	3
Condensed Statement of Cash Flows (Unaudited) for the Period from February 11, 2020 (Inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18
Part III. Signatures	19

i

TREBIA ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current assets
Cash	$889,633
Prepaid expenses	256,808
Total Current Assets	1,146,441

Marketable securities held in Trust Account	517,500,000
TOTAL ASSETS	$518,646,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$110,051
Total Current Liabilities	110,051

Deferred underwriting fee payable	18,112,500
Total Liabilities	18,222,551

Commitments

Class A ordinary shares subject to possible redemption, 49,542,388 shares at redemption value	495,423,880

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,207,612 issued and outstanding (excluding 49,542,388 shares subject to possible redemption)	221
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,937,500 shares issued and outstanding	1,294
Additional paid-in capital	5,208,516
Accumulated deficit	(210,021)
Total Shareholders’ Equity	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$518,646,441

The accompanying notes are an integral part of the unaudited condensed financial statements.

TREBIA ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from February 11, 2020 (Inception) Through September 30,
	2020	2020
Formation and operating costs	$173,155	$210,021
Net Loss	$(173,155)	$(210,021)
Weighted average shares outstanding, basic and diluted (1)	15,127,796	13,025,013

Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

(1)	Excludes an aggregate of 49,542,388 shares subject to possible redemption (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TREBIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to BGPT Trebia LP(1)	—	—	12,937,500	1,294	23,706	—	25,000

Net loss	—	—	—	—	—	(4,984)	(4,984)

Balance – March 31, 2020	—	—	12,937,500	1,294	23,706	(4,984)	20,016

Sale of 51,750,000 Units, net of underwriting discount and offering expenses	51,750,000	5,175	—	—	488,253,736	—	488,258,911

Sale of 8,233,334 Private Placement Warrants	—	—	—	—	12,350,000	—	12,350,000

Ordinary shares subject to possible redemption	(49,559,704)	(4,956)	—	—	(495,592,084)	—	(495,597,040)

Net loss	—	—	—	—	—	(31,882)	(31,882)

Balance – June 30, 2020	2,190,296	$219	12,937,500	$1,294	$5,035,358	$(36,866)	$5,000,005

Change in value of ordinary shares subject to possible redemption	17,316	2)	—	—	173,158	—	173,160

Net loss	—	—	—	—	—	(173,155)	(173,155)

Balance – September 30, 2020	2,207,612	$221	12,937,500	$1,294	$5,208,516	$(210,021)	5,000,010

(1)	Included an aggregate of up to 1,687,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TREBIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(210,021)
Changes in operating assets and liabilities:
Prepaid expenses	(256,808)
Accrued expenses	110,051
Net cash used in operating activities	(356,778)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(517,500,000)
Net cash used in investing activities	(517,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	507,150,000
Proceeds from sale of Private Placement Warrants	12,350,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from promissory note - related party	150,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(778,589)
Net cash provided by financing activities	518,746,411

Net Change in Cash	889,633
Cash – Beginning	—
Cash – Ending	$889,663

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$495,628,920
Change in value of ordinary shares subject to possible redemption	$(205,040)
Deferred underwriting fee	$18,112,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through September 30, 2020 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $29,241,089, consisting of $10,350,000 of underwriting fees, $18,112,500 of deferred underwriting fees and $778,589 of other offering costs. In addition, at September 30, 2020, cash of $889,633 was held outside of the Trust Account (as defined below) and is available for the payment of offering expenses and for working capital purposes.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 18, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 22, 2020 and June 25, 2020. The interim results for the three months ended September 30, 2020 and for the period from February 11, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Marketable Securities Held in Trust Account

At September 30, 2020, the assets held in the Trust Account were held in cash.

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

ASC 740, “Income Taxes” (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 25,483,334 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

TREBIA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 16, 2020, the Company will pay BGPT Trebia LP up to $10,000 per month for office space and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2020 and for the period from February 11, 2020 (inception) through September 30, 2020, the Company incurred $35,000 of such fees. As of September 30, 2020, $35,000 is included in accrued expenses in the accompanying condensed balance sheet.

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

TREBIA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company's board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 2,207,612 Class A ordinary shares issued or outstanding excluding 49,542,388 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 12,937,500 Class B ordinary shares issued and outstanding.

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

TREBIA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

TREBIA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $173,155, which consisted of operating costs.

For the period from February 11, 2020 (inception) through September 30, 2020, we had a net loss of $210,021, which consisted of formation and operating costs.

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

For the period from February 11, 2020 (inception) through ended September 30, 2020, cash used in operating activities was $356,778, which consisted of our net loss of $210,021 and changes in operating assets and liabilities, which used $146,757 of cash.

As of September 30, 2020, we had cash held in the Trust Account of $517,500,000. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, less taxes payable and deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $889,633 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on June 18, 2020 and the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020. As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 18, 2020 or the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020; however we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

TREBIA ACQUISITION CORP.

Date: November 12, 2020		/s/ Paul Danola
	Name:	Paul Danola
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020		/s/ Tanmay Kumar
	Name:	Tanmay Kumar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)