Form 10-K/A
period 2020-12-31
Trebia Acquisition Corp.
filed 2021-05-18
CIK 1805833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of April 30, 2021, there were 51,750,000 Class A ordinary shares, $0.0001 par value per share, and 12,937,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding..

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates certain items noted below of the Annual Report on Form 10-K of Trebia Acquisition Corp. (the “Company”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2021 (the “Original Form 10-K”). This Form 10-K/A amends the Original Filing to reflect the correction of an error in its unaudited interim financial statements for the periods ended June 30, 2020 and September 30, 2020 and its audited financial statements as of and for the period ended December 31, 2020 (the “Affected Periods”).

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in February 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “Tender Offer Provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common stock would be entitled to cash. The Forward Purchase Agreement is a binding agreement that includes the same terms of the public warrants.

On April 12, 2021, the Staff of the SEC's Division of Corporation Finance ("Staff") issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the SEC Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as well as for the forward purchase agreement entered into with an anchor investor (the "FPA"), and concluded that the Warrants and FPA should be treated as derivative liabilities pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) rather than as components of equity as the Company previously treated the Warrants and as a disclosed contractual obligation in the case of the Forward Purchase Agreement.

As a result, on May 14, 2021, after consultation between the Company’s management and audit committee, the Company concluded that the financial statements for the Affected Periods should no longer be relied upon and are to be restated in order to correct the classification error. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

The change in accounting for the Warrants and FPA did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to our financial statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants and FPA does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the Affected Periods.

This Amendment sets forth the Original Form 10-K in its entirety; however, this Amendment amends and restates only the following items of the Original Form 10-K:

·	Cover Page;
·	Part I, Item 1A. Risk Factors
·	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
·	Part II, Item 8, Financial Statements
·	Part II, Item 9A, Controls and Procedures

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K, this Amendment speaks as of the date of the filing of the Original Form 10-K and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with restatement. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-K, and such forward looking statements should be read in their historical context. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are also attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment should be read in conjunction with the Company’s other SEC filings.

TREBIA ACQUISTION CORP.

FORM 10-K/A

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

In particular, certain of our officers and directors have fiduciary and contractual duties to other blank check companies, Foley Trasimene Accquisition Corp I (“Foley Trasimene”), Foley Trasimene Acquisition Corp. II ("Foley Trasimene II"), Austerlitz Acquisition Corporation I ("Austerlitz I") and Austerlitz Acquisition Corporation II ("Austerlitz II"). Foley Trasimene II may seek to complete a business combination in any location and are focusing on the financial technology industry for a business combination. Further, Mr. Foley serves as a director of Foley Trasimene II, Austerlitz I and Austerlitz II. Further, Mr. Martire serves as a director of Foley Trasimene I. Further, Mr. Linehan serves as a director of Foley Trasimene II.

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

General Risk Factors

Our Warrants and FPA are accounted for as liabilities and the changes in value of our Warrants and FPA could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 17,250,000 public warrants, and 8,233,334 private placement warrants, and our FPA and determined to classify the warrants and FPA as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 22, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our Warrants and FPA are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020. See “—Our warrants and FPA are accounted for as liabilities and the changes in value of our warrants and FPA could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the Warrants and FPA, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Restatement

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been amended and restated to give effect to the Restatement of our audited financial statements for as of and for the period ended December 31, 2020 ("Restatement") and the unaudited quarterly information included in those audited financial statements. The Company has restated its historical financial results for such periods to reclassify its Warrants and FPA as derivative liabilities pursuant to ASC 815-40 rather than as a components of equity as the Company previously treated the Warrants and FPA. The impact of the Restatement is reflected in MD&A below. Other than as disclosed in the Explanatory Note and with respect to the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Form 10-K. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Part IV of this Amendment.

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

For the period from February 11, 2020 (inception) through December 31, 2020, we had a net loss of $29,914,748, which consists of formation and operating costs.

For the three months ended September 30, 2020, we had a net loss of $943,771 which consists of the changes in fair value of the warrant and FPA liabilities of $770,616 and an operating loss of $173,155.

For the period February 11, 2020 (inception) through September 30, 2020, we had a net loss of $9,432,442 which consists of the changes in fair value of the warrant and FPA liabilities of $7,841,370 and an operating loss, including an allocation of offering expenses to the warrants and FPA liabilities, of $1,591,072.

For the period February 11, 2020 (inception) through June 30, 2020, we had a net loss of $8,488,691 which consists of the changes in fair value of the warrant and FPA liabilities of $7,070,754 and an operating loss, including an allocation of offering expenses to the warrants and FPA liabilities, of $1,417,937.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B ordinary shares by our sponsor and loans from our sponsor.

For the period from February 11, 2020 (inception) through December 31, 2020, cash used in operating activities was $402,768. Net loss of $29,914,748 which consists of a non-cash loss on the change in fair value of the Warrants of $17,328,667, non-cash loss on the change in fair value of the FPA of $10,399,002 and formation and operating costs of $2,187,079.

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

In June 5, 2020, the Company entered into the FPA with Cannae Holdings, a diversified holding company which is externally managed by Trasimene Capital Management, LLC but is not an affiliate of the Company or the Sponsors, pursuant to which Cannae Holdings will purchase Class A ordinary shares in an aggregate share amount equal to 7,500,000 Class A ordinary shares, plus an aggregate of 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $75,000,000, or $10.00 per Class A ordinary share, in a private placement to occur concurrently with the closing of the Business Combination. The warrants to be issued as part of the FPA will be identical to the warrants sold as part of the units in our offering. In connection with the forward purchase securities sold to Cannae Holdings, the Sponsors will receive (by way of an adjustment to their existing Class B ordinary shares) an aggregate number of additional Class B ordinary shares so that the initial shareholders, in the aggregate, on an as-converted basis, will hold 20% of the Company's Class A ordinary shares at the time of the closing of the Business Combination. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders.

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

On June 5, 2020, the Company entered into the FPA with Cannae Holdings, a diversified holding company which is externally managed by Trasimene Capital Management, LLC but is not an affiliate of the Company or the Sponsors, pursuant to which Cannae Holdings will purchase Class A ordinary shares in an aggregate share amount equal to 7,500,000 Class A ordinary shares, plus an aggregate of 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $75,000,000, or $10.00 per Class A ordinary share, in a private placement to occur concurrently with the closing of the Business Combination. The warrants to be issued as part of the forward purchase agreement will be identical to the warrants sold as part of the units in our offering. In connection with the forward purchase securities sold to Cannae Holdings, the Sponsors will receive (by way of an adjustment to their existing Class B ordinary shares) an aggregate number of additional Class B ordinary shares so that the initial shareholders, in the aggregate, on an as-converted basis, will hold 20% of the Company's Class A ordinary shares at the time of the closing of the Business Combination. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders.

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

Warrant and FPA Liability

The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants is estimated using the value of the Public Warrants’ quoted market price. The fair value of the FPAs has been estimated using a probability-weighted discounted cash flow approach. See Note 9 to the Company’s financial statements included in Item 15 of Part IV of this Amendment for further discussion of the pertinent terms of the Warrants and Note 10 to those financial statements for further discussion of the methodology used to determine the value of the Warrants and FPA.

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

This information appears following Item 15 of this Report and is included herein by reference. As discussed in the Explanatory Note to this Amendment, we have restated our financial statements for the year ended December 31, 2020 and certain unaudited financial information included in those financial statements. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Part IV of this Amendment.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this Amendment, we identified a material weakness in internal control over financial reporting related to our control environment that existed as of December 31, 2020 as described below.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company's Warrants or FPAs as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We are in the process of remediating the material weakness identified by standardizing our controls over accounting and financial reporting and formalizing our review process related to non-routine transactions and reviews of accounting estimates performed by external specialists.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as noted below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Description of Exhibits

3.1	Certificate of Incorporation. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (2)
3.3	Form of Amended and Restated Memorandum and Articles of Association (3)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Description of registrant’s securities (4)
4.5	Warrant Agreement, dated June 19, 2020, between the Company and Continental Stock Transfer & Trust Company. (2)
10.1	Investment Management Trust Agreement, dated June 19, 2020, between the Company and Continental Stock Transfer & Trust Company. (2)
10.2	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein. (2)
10.3	Private Placement Warrants Purchase Agreement, dated June 16, 2020, between the Company and the Sponsors. (2)
10.4	Administrative Services Agreement, dated June 12, 2020, between the Company and BGPT Trebia LP. (2)
10.5	Letter Agreement, dated June 19, 2020, between the Company and the Sponsors. (2)
10.6	Letter Agreement, dated June 19, 2020, between the Company and each of its officers and directors. (2)
10.7	An Indemnity Agreement, dated June 19, 2020, between the Company and William P. Foley, II. (2)

10.8	An Indemnity Agreement, dated June 19, 2020, between the Company and Frank R. Martire, Jr. (2)
10.9	An Indemnity Agreement, dated June 19, 2020, between the Company and Lance Levy. (2)
10.11	An Indemnity Agreement, dated June 19, 2020, between the Company and Mark D. Linehan. (2)
10.12	An Indemnity Agreement, dated June 19, 2020, between the Company and James B. Stallings. (2)
10.13	An Indemnity Agreement, dated June 19, 2020, between the Company and Paul Danola. (2)
10.14	An Indemnity Agreement, dated June 19, 2020, between the Company and Tanmay Kumar. (2)
10.15	Promissory Note, dated February 18, 2020, issued to BGPT Trebia LP. (2)
10.16	Securities Subscription Agreement, dated February 18, 2020, between the Registrant and the Sponsors. (1)
10.17	Forward Purchase Agreement dated June 5, 2020 between the Registrant and Cannae Holdings, Inc. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1 (File No. 333-238824), filed with the Securities and Exchange Commission on June 1, 2020

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 16, 2020 and incorporated by reference herein

(3)	Previously filed as an exhibit to our Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-238824), filed with the Securities and Exchange Commission on June 11, 2020

(4)	Previously filed as an exhibit to our Original Report.

Item 16.	Form 10-K Summary

None.

TREBIA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trebia Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trebia Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, shareholders’ equity and cash flows for the period from February 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020 have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, PA

April 1, 2021, except for the effects of the restatement disclosed in Notes 2, 3 and 10 as to which the date is May 18, 2021.

TREBIA ACQUISITION CORP.

BALANCE SHEET (Restated)

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$843,643
Prepaid expenses	209,790
Total Current Assets	1,053,433

Cash held in Trust Account	517,500,000
Total Assets	$518,553,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$613,050

Warrant Liability	53,005,335
FPA Liability	10,654,540
Deferred underwriting fee payable	18,112,500

Total Liabilities	82,385,425

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 43,116,801 shares at redemption value	431,168,005

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 8,633,199 shares issued and outstanding (excluding 49,482,788 shares subject to possible redemption)	863
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,937,500 shares issued and outstanding	1,294
Additional paid-in capital	34,912,594
Accumulated deficit	(29,914,748)
Total Shareholders’ Equity	5,000,003

Total Liabilities and Shareholders’ Equity	$518,553,433

The accompanying notes are an integral part of these financial statements.

TREBIA ACQUISITION CORP.

STATEMENT OF OPERATIONS (Restated)

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$806,028
Loss from operations	(806,028)

Other income/expense:
Offering Costs Related to Warrants and FPA	1,381,051
Loss on change in fair value of warrant liability	17,328,667
Loss on change in fair value of FPA liability	10,399,002
Net loss	$(29,914,748)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	45,254,948

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	16,283,431

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.84)

The accompanying notes are an integral part of these financial statements.

TREBIA ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to BGPT Trebia LP	—	—	12,937,500	1,294	23,706	—	25,000

Sale of 51,750,000 Units, net of underwriting discounts and offering costs	51,750,000	5,175	—	—	465,484,411	—	465,489,586

Sale of 8,233,334 Private Placement Warrants	—	—	—	—	568,170	—	568,170

Class A ordinary shares subject to possible redemption net of change in value of Class A ordinary shares subject to possible redemption	(43,116,801)	(4,312)	—	—	(431,163,693)	—	(431,163,005)

Net loss	—	—	—	—	—	(29,914,748)	(29,914,748)

Balance – December 31, 2020	8,633,199	$863	12,937,500	$1,294	$34,912,594	$(29,914,748)	$5,000,003

The accompanying notes are an integral part of these financial statements.

TREBIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS (Restated)

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(29,914,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	17,328,667
Change in fair value of FPA liability	10,399,002
Changes in operating assets and liabilities:
Prepaid expenses	(209,790)
Accrued expenses	613,050
Net cash used in operating activities	(402,768)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(517,500,000)
Net cash used in investing activities	(517,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to BGPT Trebia LP	25,000
Proceeds from sale of Units, net of underwriting discounts paid	507,150,000
Proceeds from sale of Private Placement Warrants	12,350,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(778,589)
Net cash provided by financing activities	518,746,411

Net Change in Cash	843,643
Cash – Beginning	—
Cash – Ending	$843,643

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$459,696,714
Initial classification of warrant liability	$35,676,668
Initial classification of FPA liability	$255,538
Change in value of Class A ordinary shares subject to possible redemption	$(64,429,035)
Deferred underwriting fee payable	$18,112,500

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

The registration statements for the Company’s Initial Public Offering became effective on June 16, 2020. On June 19, 2020, the Company consummated the Initial Public Offering of 51,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 6,750,000 Units, at $10.00 per Unit, generating gross proceeds of $517,500,000 which is described in Note 4.

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

NOTE 2. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the accounting for our Warrants and FPA under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants and FPA meet the definition of a derivative under ASC 815-40, we have restated the financial statements to classify the Warrants and FPA as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

The Company's prior accounting treatment for the Warrants and FPA was equity classification rather than as derivative liabilities. Accounting for the Warrants and FPA as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants and FPA to their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has restated the value and classification of the Warrants and FPA in our financial statements included herein (“Restatement”).

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein, each prior interim period of the current fiscal year, and as of the date of the Company’s consummation of its IPO.

	As of December 31, 2020
	As reported	As Restated	Difference
Balance Sheet
Warrant liability	-	53,005,335	53,005,335
FPA Liability	-	10,654,540	10,654,540
Total Liabilities	18,725,550	82,385,425	63,659,875
Class A ordinary shares subject to possible redemption	494,827,880	431,168,005	(63,659,875)
Class A ordinary shares, $0.0001 par value	227	863	636
Additional paid-in capital	5,804,510	34,912,594	29,108,084
Accumulated deficit	(806,028)	(29,914,748)	(29,108,720)
Total Shareholders’ Equity	5,000,003	5,000,003	-

	For the Period from February 11, 2020 through December 31, 2020
	As reported	As Restated	Difference
Statement of Operations
Change in fair value of warrant liability	-	17,328,667	17,328,667
Change in fair value of FPA liability	-	10,399,002	10,399,002
Transaction costs allocated to warrant and FPA liabilities	-	1,381,051	1,381,051
Net Loss	(806,028)	(29,914,748)	(28,108,720)
Weighted average shares outstanding – redeemable	49,551,714	45,254,948	(4,296,766)
Basic and Diluted EPS – redeemable	-	-	-
Weighted average shares outstanding – non-redeemable	13,640,310	16,283,431	2,643,121
Basic and Diluted EPS – non-redeemable	(0.06)	(1.84)	(1.78)

Year Ended 12/31/20
	As reported	As Restated	Difference
Statement of Changes in Shareholders’ Equity
Class A Ordinary Shares	2,267,212	8,633,199	6,365,987
Class A Ordinary Share Amount	227	863	636
Additional Paid-In capital	5,804,510	34,912,594	29,108,084
Accumulated Deficit	(806,028)	(29,914,748)	(29,108,720)
Total shareholders' equity	5,000,003	5,000,003	-

Year Ended 12/31/20

	As reported	As Restated	Difference
Statement of Cash Flows
Net Loss	(806,028)	(29,914,748)	(29,108,720)
Change in fair value of warrant liability	-	17,328,667	17,328,667
Change in fair value of FPA liability	-	10,399,002	10,399,002
Transaction costs allocated to warrant and FPA liabilities	-	1,381,051	1,381,051
Initial classification of warrant liability	-	35,676,668	35,676,668
Initial classification of FPA liability	-	255,538	255,538
Initial value of Class A common stock subject to possible redemption	495,597,040	459,696,714	(35,900,326)
Change in value of Class A common stock subject to possible redemption	(769,160)	21,426,075	22,195,235

As of September 30, 2020
	As reported	As Restated	Difference
Balance Sheet
Warrant liability	-	38,225,001	38,225,001
FPA Liability	-	5,548,575	5,548,575
Total Liabilities	18,222,551	61,996,127	43,773,576
Class A ordinary shares subject to possible redemption	495,423,880	451,650,304	(43,773,576)
Class A ordinary shares, $0.0001 par value	221	658	437
Additional paid-in capital	5,208,516	14,430,500	9,221,984
Accumulated deficit	(210,021)	(9,432,442)	(9,222,421)
Total Shareholders’ Equity	5,000,010	5,000,010	-

For the 3 Months Ended September 30, 2020
	As reported	As Restated	Difference
Statement of Operations
Change in fair value of warrant liability	-	(1,529,000)	(1,529,000)
Change in fair value of FPA liability	-	2,299,616	2,299,616
Transaction costs allocated to warrant and FPA liabilities	-	-	-
Net Loss	(173,155)	(943,771)	(770,616)
Weighted average shares outstanding – redeemable	49,559,704	45,259,408	(4,300,296)
Basic and Diluted EPS – redeemable	$-	$-	-
Weighted average shares outstanding – non-redeemable	15,127,796	19,428,092	4,300,296
Basic and Diluted EPS – non-redeemable	$(0.01)	$(0.05)	(0.04)

For the Period from February 11, 2020 through September 30, 2020
	As reported	As Restated	Difference
Statement of Operations
Change in fair value of warrant liability	-	2,548,333	2,548,333
Change in fair value of FPA liability	-	5,293,037	5,293,037
Transaction costs allocated to warrant and FPA liabilities	-	1,381,051	1,381,051
Net Loss	(210,021)	(9,432,442)	(9,222,421)
Weighted average shares outstanding – redeemable	49,560,044	45,335,261	(4,224,783)
Basic and Diluted EPS – redeemable	$-	$-	-
Weighted average shares outstanding – non-redeemable	13,025,013	14,959,025	1,934,012
Basic and Diluted EPS – non-redeemable	$(0.02)	$(0.63)	(0.61)

February 11, 2020 (Inception) Through September 30, 2020
	As reported	As Restated	Difference
Statement of Changes in Shareholders’ Equity
Class A Ordinary Shares	2,267,212	6,584,969	4,317,757
Class A Ordinary Share Amount	221	658	437
Additional Paid-In Capital	5,208,516	14,430,500	9,221,984
Accumulated Deficit	(210,021)	(9,432,442)	(9,222,421)
Total shareholders' equity	5,000,010	5,000,010	-

February 11, 2020 (Inception) Through September 30, 2020
	As reported	As Restated	Difference
Statement of Cash Flows
Net Loss	(210,021)	(9,432,442)	(9,222,421)
Change in fair value of warrant liability	-	2,548,333	2,548,333
Change in fair value of FPA liability	-	5,293,037	5,293,037
Transaction costs allocated to warrant and FPA liabilities	-	1,381,051	1,381,051
Initial classification of warrant liability	-	35,676,668	35,676,668
Initial classification of FPA liability	-	255,538	255,538
Initial value of Class A common stock subject to possible redemption	495,628,920	459,696,714	(35,932,206)
Change in value of Class A common stock subject to possible redemption	(205,040)	(8,046,410)	(7,841,370)

As of June 30, 2020
	As reported	As Restated	Difference
Balance Sheet
Warrant liability	-	39,754,001	39,754,001
FPA Liability	-	3,248,959	3,248,959
Total Liabilities	18,663,985	61,666,945	43,002,960
Class A ordinary shares subject to possible redemption	495,597,040	452,594,080	(43,002,960)
Class A ordinary shares, $0.0001 par value	219	649	430
Additional paid-in capital	5,035,358	13,486,733	8,451,375
Accumulated deficit	(36,866)	(8,488,671)	(8,451,805)
Total Shareholder’s Equity	5,000,005	5,000,005	-

For the 3 Months Ended June 30, 2020
	As reported	As Restated	Difference
Statement of Operations
Change in fair value of warrant liability	-	4,077,333	4,077,333
Change in fair value of FPA liability	-	2,993,421	2,993,421
Transaction costs allocated to warrant and FPA liabilities	-	1,381,051	1,381,051
Net Loss	(31,882)	(8,483,687)	(8,451,805)
Basic and Diluted EPS – redeemable	$-	$-	-
Weighted average shares outstanding – non-redeemable	11,718,359	12,152,705	434,345
Basic and Diluted EPS – non-redeemable	$-	$(0.70)	(0.70)

For the Period from February 11, 2020 through June 30, 2020
	As reported	As Restated	Difference
Statement of Operations
Change in fair value of warrant liability	-	4,077,333	4,077,333
Change in fair value of FPA liability	-	2,993,421	2,993,421
Transaction costs allocated to warrant and FPA liabilities	-	1,381,051	1,381,051
Net Income (Loss)	(36,886)	(8,488,691)	(8,451,805)
Weighted average shares outstanding – redeemable	49,562,892	45,969,671	(3,593,221)
Basic and Diluted EPS – redeemable	$-	$-	-
Weighted average shares outstanding – non-redeemable	11,570,456	11,867,640	297,184
Basic and Diluted EPS – non-redeemable	$-	$(0.72)	(0.72)

February 11, 2020 (Inception) Through June 30, 2020
	As reported	As Restated	Difference
Statement of Changes in Shareholders’ Equity
Class A Ordinary Shares	2,267,212	6,490,592	4,223,380
Class A Ordinary Share Amount	219	649	430
Additional Paid-In	5,035,358	13,486,733	8,451,375
Accumulated Deficit	(36,866)	(8,488,671)	(8,451,805)
Total shareholders' equity	5,000,005	5,000,005	-

February 11, 2020 (Inception) Through June 30, 2020
	As reported	As Restated	Difference
Statement of Cash Flows
Net Loss	(36,866)	(8,488,671)	(8,451,805)
Change in fair value of warrant liability	-	4,077,333	4,077,333
Change in fair value of FPA liability	-	2,993,421	2,993,421
Transaction costs allocated to warrant and FPA liabilities	-	1,381,051	1,381,051
Initial classification of warrant liability	-	35,676,668	35,676,668
Initial classification of FPA liability	-	255,538	255,538
Initial value of Class A common stock subject to possible redemption	495,628,920	459,696,714	(35,932,206)
Change in value of Class A common stock subject to possible redemption	(31,880)	(7,102,634)	(7,070,754)

As of June 19, 2020
	As reported	As Restated	Difference
Balance Sheet
Warrant liability	-	35,676,668	35,676,668
FPA Liability	-	255,538	255,538
Total Liabilities	18,892,430	54,824,636	35,932,206
Class A ordinary shares subject to possible redemption	495,597,920	459,696,714	(35,932,206)
Class A ordinary shares, $0.0001 par value	219	578	359
Additional paid-in capital	5,003,478	6,384,170	1,380,692
Accumulated deficit	(4,983)	(1,381,051)	(1,386,034)
Total Shareholder’s Equity	5,000,008	5,000,008	-

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the Warrants and FPA has been charged to expense. The portion of offering costs allocated to the Class A ordinary shares has been charged to stockholders’ equity.

On June 19, 2020, offering costs totaled $29,241,089 (consisting of $28,462,500 of (current and deferred) underwriting fees and $778,589 of other offering costs), of which $1,381,051 was charged to expense.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Cash Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were held in cash.

Warrant and FPA Liability

The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Warrants is estimated using the Public Warrants’ quoted market price. The fair value of the FPAs has been estimated using a probability-weighted discounted cash flow approach. See Note 9 to the Company’s financial statements included in Item 15 of Part IV of this Amendment for further discussion of the pertinent terms of the Warrants and Note 10 to those financial statements for further discussion of the methodology used to determine the value of the Warrants and FPA.

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net (loss) per ordinary share (in dollars, except per share amounts):

For the Period from February 11, 2020 (Inception) Through December 31, 2020
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on cash held in Trust Account	$—
Less: interest available to be withdrawn for payment of taxes	—
Less: interest available to be withdrawn for working capital	—
Net income	$—
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	$45,254,948
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(29,914,748)
Net income allocable to Class A ordinary shares subject to possible redemption	—
Non-Redeemable Net Loss	$(29,914,748)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	16,283,431
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.84)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 51,750,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 6,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant” and collectively with the Private Placement Warrants, the “Warrants”) . Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 8,633,199 Class A ordinary shares issued or outstanding excluding 43,116,801 Class A ordinary shares subject to possible redemption.

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

NOTE 9. WARRANTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $517,500,000 in cash. During the period from February 11, 2020 (inception) through December 31, 2020, the Company did not earn or withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

December 31, 2020	Asset	Level	Fair Value
	Cash	1	$517,500,000

Warrant Liability

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020.

	Level 1	Level 2		Level 3	Total
Warrant liabilities:
Public Warrants	$35,880,000		$-	$-	$35,880,000
Private Warrants				17,125,335	17,125,335
Total Warrants Liabilities	$35,880,000	$		$17,125,335	$53,005,335

FPA Liability	-		-	10,654,540	10,654,540

The Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: TREB.WS) as of the balance sheet date.

The value of the Private Warrants was estimated using the Public Warrants' publicly listed trading price (NYSE: TREB.WS) as of the balance sheet date, which is considered a Level 3 fair value measurement. Given the Private Warrants and Public Warrants are similar instruments and the Public Warrants have quoted prices in an active market, the publicly listed trading price of the Public Warrants estimates the value of the Private Warrants.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement Warrant Liability
Fair value, June 19, 2020	$11,526,668
Loss on change in fair value (1)	5,596,667
Fair value, December 31, 2020	$17,125,335

(1)	Represents the non-cash loss on change in valuation of the Private Placement Warrants and is included in Loss on change in fair value of warrant liability on the statement of operations.

Transfers to/from Level 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in August 2020, when the Public Warrants were separately listed and traded.

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $75 million pursuant to the FPAs is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $75 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 90% which was determined based on a historical industry data.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA
Liability
Fair value, June 19, 2020	$255,538
Recognized loss on change in fair value (1)	10,399,002
Fair value, December 31, 2020	$10,654,540

(1) Represents the non-cash loss on change in valuation of the FPA liability and is included in Recognized loss on change in fair value of FPA liability on the statement of operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.