Form 10-K/A
period 2020-12-31
Trebia Acquisition Corp.
filed 2021-06-23
CIK 1805833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of May 31, 2021, there were 51,750,000 Class A ordinary shares, $0.0001 par value per share, and 12,937,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding..

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends and restates certain items noted below of the Annual Report on Form 10-K of Trebia Acquisition Corp. (the “Company”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2021 (the “Original 10-K”), as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on May 18, 2021 (“Amendment No. 1” and, together with the Original 10-K, the “Amended Filing”). This Amendment reflects the correction of an error in the Company’s unaudited interim financial statements for the periods ended June 30, 2020 and September 30, 2020 and its audited financial statements as of and for the period ended December 31, 2020 (the “Affected Periods”).

The Company previously filed Amendment No.1 in order to restate its financial statements for the Affected Periods to reflect a correction in its accounting for its public warrants and private placement warrants (collectively, the "Warrants") entered into in connection with the Company's initial public offering as well as a forward purchase agreement entered into with the Company's anchor investor (the “FPA”) as derivative liabilities instead of as components of equity and a contractual obligation, respectively.

In connection with the preparation of the Company's financial statements for the period ended March 31, 2021, the Company determined that it is necessary reclassify its Class A ordinary shares between temporary equity and permanent equity. The Company is filing this Amendment to reflect a further restatement resulting from the Company’s prior classification of Class A ordinary shares between temporary equity and permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of approximately $10.00 per share of Class A ordinary shares while also taking into consideration the requirement in our amended and restated memorandum and articles of association that a redemption cannot cause the Company’s net tangible assets to be less than $5,000,001 upon completion of the business combination, which resulted in (i) 43,116,801 Class A ordinary shares being recorded in temporary equity at an amount of $431,168,005 at December 31, 2020, (ii) 45,165,300 Class A ordinary shares being recorded in temporary equity at an amount of $451,650,304 at September 30, 2020, (iii) 45,259,408 Class A ordinary shares being recorded in temporary equity at an amount of $452,594,080 at June 30, 2020, and (iv) 45,969,672 Class A ordinary shares being recorded in temporary equity at an amount of $459,696,714 at June 19, 2020. In connection with the preparation of the Company's financial statements for the period ended March 31, 2021, the Company evaluated the maximum redemption value in conjunction with the FPA that is expected to close substantially concurrent with an initial business combination, which would result in an additional $75,000,000 in net tangible assets. Upon considering the impact of the FPA, the Company concluded the redemption value should include 51,162,255 Class A ordinary shares resulting in the Class A ordinary shares subject to possible redemption being equal to $511,622,548 at December 31, 2020. Upon considering the impact of the FPA, the Company concluded the redemption value should include all shares of Class A ordinary shares resulting in the ordinary shares subject to possible redemption being equal to $517,500,000 at September 30, 2020, June 30, 2020, and June 19, 2020.

As a result, on June 1, 2021, after consultation between the Company’s management and audit committee, the Company concluded that the financial statements for the Affected Periods should no longer be relied upon and are to be restated in order to correct the error in the classification of Class A ordinary shares. This restatement is more fully described in Note 2 of the notes to the financial statements included herein.

The change in classification of the Class A ordinary shares did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to our financial statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in classification of Class A ordinary shares does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the Affected Periods.

This Amendment sets forth the Amended Filing in its entirety; however, this Amendment amends and restates only the following items of the Amended Filing:

•	Cover Page;
•	Part I, Item 1A. Risk Factors
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8, Financial Statements
•	Part II, Item 9A, Controls and Procedures

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

In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K and Amendment No.1, this Amendment speaks as of the date of the filing of the Original Form 10-K as does Amendment No.1. The disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement as described in this Amendment. Among other things, forward-looking statements made in the Original 10-K and Amendment No.1 have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-K and Amendment No. 1 and such forward looking statements should be read in their historical context. Currently dated certifications from the Company’s principal executive officer and principal financial officer are also attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment should be read in conjunction with the Company’s other SEC filings.

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

General Risk Factors

Our Warrants and FPA are accounted for as liabilities and the changes in value of our Warrants and FPA could have a material effect on our financial results. Our Class A ordinary shares are classified between temporary and permanent equity at each period.

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

Following the reevaluation of the accounting treatment for our public warrants, private placement warrants and FPA, in connection with the preparation of the Company's financial statements for the period ended March 31, 2021, we reevaluated the classification of our Class A ordinary shares between temporary equtiy and permanent equity.

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

Following this issuance of the SEC Statement, on April 22, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. In addition, on June 1, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that in light of the further restatement to the classification of the Company's Class A ordinary shares between temporary and permanent equity, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2021. See “—Our Warrants and FPA are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results. Our Class A ordinary shares are classified between temporary and permanent equity at each period.” As part of such process, we identified a material weakness in our internal control over financial reporting.

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

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020. In addition, on June 1, 2021, and June [ ], 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that in light of the further restatement to the classification of the Company's Class A ordinary shares between temporary and permanent equity, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2021. See “—Our warrants and FPA are accounted for as liabilities and the changes in value of our warrants and FPA could have a material effect on our financial results. Our Class A ordinary shares are classified between temporary and permanent equity at each period.” As part of the Restatement, we identified material weaknesses in our internal controls over financial reporting.

As a result of these material weaknesses and the related restatements to the change in accounting for the Warrants and FPA, and the reclassification of Class A ordinary shares between temporary and permanent equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

There have been and may in the future be changes to current accounting practices for SPACs, which could result in further changes to our financial statements and disclosures, and which could have a material adverse impact.

Recently, there have been changes to the accepted accounting for SPACs. For example, on April 12, 2021, the staff of the SEC issued the SEC Warrant Accounting Statement, which resulted in the warrants and other related instruments issued by many SPACs, including us, being classified as liabilities rather equity. In connection with the SEC Statement and following the process of evaluating the accounting of the Company’s outstanding warrants and FPA, the Company also determined that it was necessary to restate its financial statements to reclassify Class A ordinary shares between temporary equity and permanent equity. Further changes in the accepted accounting treatment of features related to SPACs may occur in the future. Changes or differing interpretations in the accepted accounting practices related to SPACs could result in the recognition of additional accounting errors in previously issued financial statements, further restatements of previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon, and additional findings of material weaknesses and significant deficiencies in internal controls over financial reporting, all or any of which could have a material adverse impact on us.

We have received a notice of non-compliance with a continued listing standard from the NYSE. Our securities could be delisted or suspended from trading on the NYSE if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria.

On May 25, 2021, we received a notice (the “NYSE Notice”) from the NYSE indicating that the Company was not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Form 10- Q”) with the SEC. The NYSE Notice has no immediate effect on the listing of the Company’s securities on the NYSE.

Under the NYSE’s rules, the Company can regain compliance with the NYSE’s continued listing requirements by filing the Form 10-Q with the SEC at any time within six months of its due date. If the Company fails to file the Form 10-Q by that date, the NYSE may grant, in its sole discretion, a further extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. We can give no assurances that we will be able to address our non-compliance with the NYSE’s continued listing standards or, even if we do, that we will be able to maintain the listing of our securities. Our securities could be delisted because we do not regain compliance or because we become out of compliance with other NYSE listing standards.

If our securities ultimately were to be delisted for any reason, it would negatively impact us by (i) reducing the liquidity and market price of our securities; and (ii) reducing the number of investors willing to hold or acquire our securities, which would negatively impact our ability to raise equity financing, which would negatively affect our liquidity and results of operations.

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

Restatement

Pursuant to Amendment No. 1, the Company restated its historical financial statements for such periods to reclassify its Warrants and FPA as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company previously treated the Warrants and FPA. This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Amendment has been amended and restated to give effect to the Restatement of our audited financial statements for as of and for the period ended December 31, 2020 ("Restatement") and the unaudited quarterly information included in those audited financial statements. The Company has restated its historical financial results for such periods to reclassify the Class A ordinary shares between temporary equity and permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of approximately $10.00 per share of Class A ordinary shares while also taking into consideration the requirement in our amended and restated memorandum and articles of association that a redemption cannot cause the Company's net tangible assets to be less than $5,000,001 upon completion of the business combination. In connection with the preparation of the Company's financial statements for the period ended March 31, 2021, the Company evaluated the maximum redemption in conjunction with the FPA that is expected to close substantially concurrent with an initial business combination, which would result in an additional $75,000,000 in net tangible assets. The impact of the Restatement is reflected in MD&A below. Other than as disclosed in the Explanatory Note and with respect to the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Form 10-K or Amendment No.1 as applicable. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Part IV of this Amendment.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A ordinary shares features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 51,162,254 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net loss per common share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for and Class B non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A redeemable ordinary share, by the weighted average number of shares of Class B non-redeemable ordinary shares outstanding for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this Amendment, we identified material weaknesses in internal control over financial reporting related to our control environment that existed as of December 31, 2020 as described below.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due to the material weakness in our internal control over financial reporting with respect to the classification of the Company's Warrants or FPAs as components of equity instead of as derivative liabilities, which was reflected in Amendment No. 1, and the re-classification of the Company's Class A ordinary shares between temporary equity and permanent equity. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We are in the process of remediating the material weakenesses identified by standardizing our controls over accounting and financial reporting and formalizing our review process related to non-routine transactions and reviews of accounting estimates performed by external specialists.

Internal Control over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as noted below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Management has implemented remediation steps to address the material weakenesses and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the sponsors purchased an aggregate of  8,233,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $12,350,000. Each Private Placement Warrant is exercisable for one share of Class A ordinary share at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREBIA ACQUISITION CORP.

Dated: June 22, 2021	By:	/s/ Tanmay Kumar
	Name:	Tanmay Kumar
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Danola	President	June 22, 2021
Paul Danola	(Principal Executive Officer)

/s/ Tanmay Kumar	Chief Financial Officer	June 22, 2021
Tanmay Kumar	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Co-Founder and Director	June 22, 2021
William P. Foley, II

/s/ Frank R. Martire, Jr.	Co-Founder and Director	June 22, 2021
Frank R. Martire, Jr.

/s/ Lance Levy	Director	June 22, 2021
Lance Levy

/s/ Mark D. Linehan	Director	June 22, 2021
Mark D. Linehan

/s/ James B. Stallings	Director	June 22, 2021
James B. Stallings

TREBIA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trebia Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trebia Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from February 11, 2020, (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, PA

April 1, 2021, except for the effects of the restatement discussed in Notes 2, 3 and 10 as to which the date is June 23, 2021

TREBIA ACQUISITION CORP.

BALANCE SHEET (Restated)

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$843,643
Prepaid expenses	209,790
Total Current Assets	1,053,433

Cash held in Trust Account	517,500,000
Total Assets	$518,553,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$613,050

Warrant Liability	53,005,335
FPA Liability	10,654,540
Deferred underwriting fee payable	18,112,500

Total Liabilities	82,385,425

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 51,162,254 shares at redemption value	511,622,540

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized, 587,746 issued and outstanding	59
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,937,500 shares issued and outstanding	1,294
Additional paid-in capital	6,724,439
Accumulated deficit	(82,180,324)
Total Shareholders’ Equity	(75,454,532)

Total Liabilities and Shareholders’ Equity	$518,553,433

The accompanying notes are an integral part of these financial statements.

TREBIA ACQUISITION CORP.

STATEMENT OF OPERATIONS (Restated)

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$806,028
Loss from operations	(806,028)

Other expense/loss
Offering Costs Related to Warrants and FPA	(1,381,051)
Loss on change in fair value of Warrant Liability	(17,328,667)
Loss on change in fair value of FPA Liability	(10,399,002)
Net loss	$(29,914,748)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	51,750,000

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	12,288,052

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(2.43)

The accompanying notes are an integral part of these financial statements.

TREBIA ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to BGPT Trebia LP	—	—	12,937,500	1,294	23,706	—	25,000

Contribution in excess of fair value of private placement warrants	—	—	—	—	823,332	—	823,332

Offering costs allocated to equity in connection with IPO	—	—	—	—	—	(27,860,038)	(27,860,038)

Initial Classification of Public Warrants	—	—	—	—	—	(24,150,000)	(24,150,000)

Initial Classification of FPA Liability	—	—	—	—	—	(255,538)	(255,538)

Net loss	—	—	—	—	—	(29,914,748)	(29,914,748)

Change in value of ordinary shares subject to possible redemption	587,746	59	—	—	5,877,401	—	5,877,460

Balance – December 31, 2020	587,746	$59	12,937,500	$1,294	$6,724,439	$(82,180,324)	$(75,454,532)

The accompanying notes are an integral part of these financial statements.

TREBIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS (Restated)

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(29,914,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Warrant Liability	17,328,667
Change in fair value of FPA Liability	10,399,002
Changes in operating assets and liabilities:
Prepaid expenses	(209,790)
Accrued expenses	613,050
Net cash used in operating activities	(402,768)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(517,500,000)
Net cash used in investing activities	(517,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to BGPT Trebia LP	25,000
Proceeds from sale of Units, net of underwriting discounts paid	507,150,000
Proceeds from sale of Private Placement Warrants	12,350,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(778,589)
Net cash provided by financing activities	518,746,411

Net Change in Cash	843,643
Cash – Beginning	—
Cash – Ending	$843,643

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$517,500,000
Change in value of Class A ordinary shares subject to possible redemption	$(5,877,460)
Initial classification of warrant liability	$35,676,668
Initial classification of FPA liability	$255,538
Deferred underwriting fee payable	$18,112,500

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

The Company's Class A ordinary shares subject to redemption have been recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codifaction ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of an initial business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial business combination.

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

NOTE 2. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the accounting for our Warrants and FPA under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants and FPA meet the definition of a derivative under ASC 815-40, we have restated the financial statements to classify the Warrants and FPA as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date in Amendment No. 1 on Form 10-K/A for the period of December 31, 2020.

Following the process of evaluating the accounting for the Company's outstanding warrants and FPA and in connection with the preparation of the Company's financial statements for the period ended March 31, 2021, the Company also determined that it was necessary to further restate its financial statements to reclassify Class A ordinary shares in the Affected Periods as defined in the Explanatory Note. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of approximately $10.00 per share of Class A ordinary shares while also taking into consideration the requirement in our amended and restated memorandum and articles of association that a redemption cannot cause the Company's net tangible assets to be less than $5,000,001 upon completion of the business combination, which resulted in (i) 43,116,801 Class A ordinary shares being recorded in temporary equity at an amount of $431,168,005 at December 31, 2020, (ii) 45,165,300 Class A ordinary shares being recorded in temporary equity at an amount of $451,650,304 at September 30, 2020, (iii) 45,259,408 Class A ordinary shares being recorded in temporary equity at an amount of $452,594,080 at June 30, 2020, and (iv) 45,969,672 Class A ordinary shares being recorded in temporary equity at an amount of $459,696,714 at June 19, 2020. In connection with the preparation of the Company's financial statements for the period ended March 31, 2021, the Company further evaluated the maximum redemption value in conjunction with the FPA that is expected to close substantially concurrent with an initial business combination, which would result in an additional $75,000,000 in net tangible assets. Upon considering the impact of the FPA, the Company concluded the redemption value should include 51,162,254 Class A ordinary shares resulting in the ordinary shares subject to possible redemption being equal to $511,622,540 at December 31, 2020. Upon considering the impact of the FPA, the Company concluded the redemption value should include all shares of Class A ordinary shares resulting in the Class A ordinary shares subject to possible redemption being equal to $517,500,000 at September 30, 2020, June 30, 2020, and June 19, 2020. Accordingly, the Company has restated classification of the Class A ordinary shares in our financial statements included herein ("the Restatement").

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein, each prior interim period of the current fiscal year, and as of the date of the Company’s consummation of its IPO.

Year to date through 12/31/20 and at 12/31/20
	As Reported per Amendment #1	As Restated	Difference
Statement of Changes in Shareholders' Equity (Deficit)
Class A Shares	863	59	(804)
Additional Paid-In Capital	34,912,594	6,724,439	(28,188,155)
Accumulated Deficit	(29,914,748)	(82,180,324)	(52,265,576)
Shareholders' Equity (Deficit)	5,000,003	(75,454,532)	(80,454,535)

	As Reported per Amendment #1	As Restated	Difference
Statement of Operations
Weighted Average Shares Outstanding	16,283,431	12,288,052	(3,995,379)
Basic and diluted net loss per ordinary share	(1.84)	(2.43)	(0.59)

	As Reported per Amendment #1	As Restated	Difference
Balance Sheet
Class A ordinary shares subject to possible redemption	431,168,005	511,622,540	80,454,535
Class A ordinary shares	863	59	(804)
Additional Paid-In Capital	34,912,594	6,724,439	(28,188,155)
(Accumulated Deficit)	(29,914,748)	(82,180,324)	(52,265,576)
Total Shareholders' Equity (Deficit)	5,000,003	(75,454,532)	(80,454,535)

	As Reported per Amendment #1	As Restated	Difference
Cash Flow Statement
Initial classification of Class A ordinary shares subject to possible redemption	459,696,714	517,500,000	57,803,286
Change in value of Class A ordinary shares subject to possible redemption	(21,426,075)	(5,877,460)	15,548,615

Year to Date through 9/30/20 and at 09/30/20
	As Reported per Amendment #1	As Restated	Difference
Statement of Changes in Shareholders' Equity (Deficit)
Additional Paid-In Capital	14,430,500	591,876	(13,838,624)
Accumulated Deficit	(29,914,748)	(61,442,856)	(31,528,108)
Shareholders' Equity (Deficit)	5,000,003	(60,849,686)	(65,849,689)

	As Reported per Amendment #1	As Restated	Difference
Statement of Operations
Weighted Average Shares Outstanding	14,959,025	12,022,500	(2,936,525)
Basic and diluted net loss per ordinary share	(0.63)	(0.78)	(0.15)

	As Reported per Amendment #1	As Restated	Difference
Balance Sheet
Class A ordinary shares subject to possible redemption	451,650,304	517,500,000	65,849,696
Class A ordinary shares	658	-	(658)
Additional Paid-In Capital	14,430,500	591,876	(13,838,624)
(Accumulated Deficit)	(9,432,442)	(61,442,856)	(52,010,414)
Total Shareholders' Equity (Deficit)	5,000,003	(60,849,686)	(65,849,696)

	As Reported per Amendment #1	As Restated	Difference
Cash Flow Statement
Initial classification of Class A ordinary shares subject to possible redemption	459,696,714	517,500,000	57,803,286
Change in value of Class A ordinary shares subject to possible redemption	(21,426,075)	-	21,426,075

Three Months Ended 09/30/20
	As Reported per Amendment #1	As Restated	Difference
Statement of Operations
Weighted Average Shares Outstanding	19,428,092	12,937,500	(6,490,592)
Basic and diluted net loss per ordinary share	(0.05)	(0.07)	(0.02)

Year to Date through 6/30/20 and at 06/30/20
	As Reported per Amendment #1	As Restated	Difference
Statement of Changes in Shareholders' Equity (Deficit)
Additional Paid-In Capital	13,486,733	591,876	(12,894,857)
Accumulated Deficit	(8,488,671)	(60,499,085)	(52,010,414)
Shareholders' Equity (Deficit)	5,000,005	(59,905,915)	(64,905,920)

	As Reported per Amendment #1	As Restated	Difference
Statement of Operations
Weighted Average Shares Outstanding	14,959,025	11,389,568	(3,569,457)
Basic and diluted net loss per ordinary share	(0.63)	(0.75)	(0.12)

	As Reported per Amendment #1	As Restated	Difference
Balance Sheet
Class A ordinary shares subject to possible redemption	452,594,080	517,500,000	64,905,920
Class A ordinary shares	649	-	(649)
Additional Paid-In Capital	13,486,733	591,876	(12,894,857)
(Accumulated Deficit)	(8,488,671)	(60,499,085)	(52,010,414)
Total Shareholders' Equity (Deficit)	5,000,005	(59,905,915)	(64,905,920)

	As Reported per Amendment #1	As Restated	Difference
Cash Flow Statement
Initial classification of Class A ordinary shares subject to possible redemption	459,696,714	517,500,000	57,803,286
Change in value of Class A ordinary shares subject to possible redemption	(21,426,075)	-	21,426,075

Three Months Ended 06/30/20
	As Reported per Amendment #1	As Restated	Difference
Statement of Operations
Weighted Average Shares Outstanding	19,428,092	11,453,984	(7,974,108)
Basic and diluted net loss per ordinary share	(0.05)	(0.74)	(0.69)

At 06/19/20 - IPO Closing Including Over-Allotment and Upsize
	As Reported per Amendment #1	As Restated	Difference
Balance Sheet
Class A ordinary shares subject to possible redemption	459,696,714	517,500,000	57,803,286
Class A ordinary shares	578	-	(578)
Additional Paid-In Capital	6,384,170	591,876	(5,792,294)
(Accumulated Deficit)	(1,386,034)	(53,396,448)	(52,010,414)
Total Shareholders' Equity (Deficit)	5,000,008	(52,803,278)	(57,803,286)

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 "Distinguishing Liabilities from Equity." Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholder's equity. The Company's ordinary shares feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 51,162,255 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders' equity section of the Company's balance sheet.

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net (loss) per ordinary share (in dollars, except per share amounts):

For the Period from February 11, 2020 (Inception) Through December 31, 2020
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on cash held in Trust Account	$—
Less: interest available to be withdrawn for payment of taxes	—
Less: interest available to be withdrawn for working capital	—
Net income	$—
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	$51,750,000
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(29,914,748)
Net income allocable to Class A ordinary shares subject to possible redemption	—
Non-Redeemable Net Loss	$(29,914,748)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	12,288,052
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(2.43)

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

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 587,746 Class A ordinary shares subject to possible redemption.

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

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $75 million pursuant to the FPAs is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPAs. The fair value of the ordinary shares and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $75 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 90% which was determined based on a historical industry data.

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