Form 10-Q
period 2021-03-31
Trebia Acquisition Corp.
filed 2021-07-02
CIK 1805833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes □ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes IR No ☐

As of July 2, 2021, there were 51,750,000 Class A ordinary shares, $0.0001 par value per share, and 12,937,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TREBIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2021 and December 31, 2020	1
Condensed Statements of Operations for the Three Months Ended March 31, 2021 and for the Period from February 11, 2020 (Inception) Through March 31, 2020	2
Condensed Statements Changes in Shareholders' Equity for the Three Months Ended March 31, 2021 and for the Period from February 11, 2020 (Inception) Through March 31, 2020	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2021 for the Period from February 11, 2020 (Inception) through March 31, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	19
Part II. Other Information	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	21

i

Part I Financial Information

Item I.  Financial Statements

TREBIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$319,237	$843,643
Prepaid Expenses	169,375	209,790
Total Current Assets	488,612	1,053,433

Cash held in Trust Account	517,500,000	517,500,000
TOTAL ASSETS	$517,988,612	$518,553,433

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued Expenses	$1,765,401	$613,050
Total Current Liabilities	1,765,401	613,050

Warrant Liability	38,225,001	53,005,335
FPA Liability	3,160,168	10,654,540
Deferred Underwriting Fee Payable	18,112,500	18,112,500
Total Liabilities	61,263,070	82,385,425

Commitments

Class A Ordinary Shares subject to possible redemption, 51,750,000 and 51,162,254 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	517,500,000	511,622,540

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary share, $0.0001 par value; 400,000,000 shares authorized, 0 and 587,746 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	59
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,937,500 shares issued and outstanding at March 31, 2021, and December 31, 2020	1,294	1,294
Additional paid-in capital	847,038	6,724,439
Accumulated deficit	(61,622,790)	(82,180,324)
Total Shareholders’ Equity (Deficit)	(60,774,458)	(75,454,532)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$517,988,612	$518,553,433

The accompanying notes are an integral part of the unaudited condensed financial statements.

TREBIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2021	February 11, 2020 (Inception) to March 31, 2020
Formation and operating costs	$1,717,172	$4,984
Loss from operations	(1,717,172)	(4,984)

Other income:
Gain on change in fair value of warrant liability	14,780,334	-
Gain on change in fair value of FPA liability	7,494,372	-
Other income	22,274,706	-
Net income (loss)	$20,557,534	(4,984)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	13,525,246	11,250,000
Basic and diluted net income (loss) per non-redeemable ordinary share	$1.52	$(0.00)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	51,162,254	-
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.00	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

TREBIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH MARCH 31, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance – February 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to BGPT Trebia LP	—	—	12,937,500	1,294	23,706	—	25,000

Net loss	—	—	—	—	—	(4,984)	(4,984)

Balance – March 31, 2020	—	$—	12,937,500	$1,294	$23,706	$(4,984)	$20,016

Balance – December 31, 2020	587,746	59	12,937,500	$1,294	$6,724,439	$(82,180,324)	$(75,454,532)

Change in value of ordinary shares subject to redemption	(587,746)	(59)	-	-	(5,877,401)	-	(5,877,460)

Net income	-	-	-	-	-	20,557,534	20,557,534

Balance – March 31, 2021	-	$-	12,937,500	$1,294	$847,038	$(61,622,790)	$(60,774,458)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TREBIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2021	February 11, 2020 (Inception) to March 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$20,557,534	$(4,984)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of warrants	(14,780,334)	-
Change in fair value of FPA	(7,494,372)	-
Changes in operating assets and liabilities
Prepaid expenses	40,415	-
Accrued expenses	1,152,351	-
Net cash used in operating activities	(524,406)	(4,984)

Cash Flows from Financing Activities
Proceeds from issuance of Class B ordinary shares	-	25,000
Proceeds from promissory note – related party	-	150,000
Payment of offering costs	-	(70,187)
Net cash provided by financing activities	-	104,813

Net Change in Cash	(524,406)	99,829
Cash – Beginning	843,643	-
Cash - Ending	$319,237	$99,829

Supplemental Disclosure
Change in Class A ordinary shares subject to possible redemption	5,877,460	-

The accompanying notes are an integral part of the unaudited condensed financial statements.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through March 31, 2021 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

At March 31, 2021 and December 31, 2020, cash of $319,237 and $843,643, respectively, was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

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

Going Concern

As of March 31, 2021, the Company had $319,237 in its operating bank accounts, $517,500,000 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,276,789.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 19, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 on Form 10-K/A for the period ended December 31, 2020, as restated by the Company on May 18, 2021 ("Amendment No. 1") and Amendment No. 2 on Form 10-K/A for the period ended December 31, 2020, as restated on June 23, 2021 ("Amendment No. 2"). The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021, and December 31, 2020.

Cash Held in Trust Account

At March 31, 2021, and December 31, 2020, the assets held in the Trust Account were held in cash.

Warrant and FPA Liability

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (collectively, the “Warrants”) as well as a forward purchase agreement entered into with the Company's anchor investor (the “FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Ordinary Shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 51,750,000 Class A ordinary shares subject to possible redemption and 51,162,254 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the Warrants and FPA has been charged to expense. The portion of offering costs allocated to the Class A ordinary shares has been charged to shareholders’ equity.

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

ASC 740, “Income Taxes” (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 25,483,334 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2021	For period February 11, 2020 (Inception) to March 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Income allocable to Redeemable Class A Ordinary Shares subject to possible redemption
Interest income	$-	$-
Redeemable Net Income	$-	$-
Denominator: Weighted Average Redeemable Class A Ordinary Shares subject to possible redemption
Redeemable Class A Ordinary Shares, Basic and Diluted	51,162,254	-
Basic and diluted net income per share	0.00	0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income (loss)	$20,557,534	$(4,984)
Less: Redeemable Net Income	-	-
Non-Redeemable Net Income (loss)	$20,557,534	$(4,984)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Weighted average Non-Redeemable Class B Ordinary Shares, Basic and Diluted	13,525,246	11,250,000
Basic and diluted net income (loss) per non-redeemable Class B ordinary shares	$1.52	$0.00

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 16, 2020, the Company will pay BGPT Trebia LP up to $10,000 per month for office space and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, total expenses related to the Administrative Support Agreement amounted to $30,000. For the period from February 11, 2020 (inception) to March 31, 2020, the Company did not incur any such fees as the Company entered into the Administrative Support Agreement commencing on June 16, 2020. As of March 31, 2021, $87,472 is included in accrued expenses in the accompanying condensed balance sheet.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

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

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2021 and December 31, 2020, the amount of these contingent fees was approximately $2,865,567 and $2,853,572, respectively. There can be no assurances that the Company will complete a Business Combination.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company's board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 0 and 587,746 Class A ordinary shares, respectively, issued or outstanding excluding 51,750,000 and 51,162,254 Class A ordinary shares, respectively, subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 12,937,500 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANTS

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 —Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per Public Warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder and
•	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30 trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 —Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Class A ordinary shares;
•	if, and only if, the Reference Value (as defined in the above under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like); and
•	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) the private placement warrants must also be concurrently called for redemption on the same terms (except as described below with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

Warrant Liability

The Warrants and FPA are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in fair value of the Warrants and FPA are recorded in the statement of operations each period.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021.

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$25,875,000	$-	$-	$25,875,000
Private Warrants	-	-	12,350,0001	12,350,001
Total Warrants Liabilities	$25,875,000	$-	$12,350,0001	$38,225,001

FPA Liability	-	-	3,160,168	3,160,168

Grand Total	$25,875,000	$-	$15,510,169	$41,385,169

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

(Unaudited)

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

Private Placement Warrant Liability
Fair value, December 31, 2020	$17,125,335
Gain on change in fair value	(4,775,334)
Fair value, March 31, 2021	$12,350,001

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $75 million pursuant to the FPAs is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPAs. The fair value of the ordinary shares and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $75 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of March 31, 2021, the probability assigned to the consummation of the Business Combination was 90% which was determined based on a historical industry data.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA
Liability
Fair value, December 31, 2020	$10,654,540
Gain on change in fair value	(7,494,372)
Fair value, March 31, 2021	$3,160,168

Transfers to/from Level 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers between Level 3 and any other level for the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward- looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses with other income (expense) related to changes in recurring fair value measurement of our warrant and FPA liabilities at each reporting period.

For the three months ended March 31, 2021, we had net income of $20,557,534 consisting of $1,724,699 of loss from operations, $14,780,344 of gain on change in fair value of warrant liability and $7,494,372 of gain on change in fair value of FPA liability. For the period from February 11, 2020 (inception) through March 31, 2020, we had a net loss of $4,984 consisting of formation and operating expenses.

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

For the three months ended March 31, 2021 and March 31, 2020, cash used in operating activities was $524,406 and $4,984, respectively, which consisted of formation and operating expenses. For the period from February 11, 2020, to March 31, 2020, cash flows from financing activities totaled $104,813 consisting of proceeds from the issuance of Class B ordinary shares to Sponsors, proceeds from related party promissory note and repayment of related party promissory note.

As of March 31, 2021, we had cash held in the Trust Account of $517,500,000. As of March 31, 2020, we had no cash held in the Trust Account as the Company had not completed it's initial public offering. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, less taxes payable and deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021 and December 31, 2020, we had cash of $319,237 and $843,643, respectively held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (loss) Per Ordinary Share

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Restatement Background

On April 12, 2021, the Staff of the SEC's Division of Corporation Finance ("Staff") issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the SEC Staff Statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated its accounting for Warrants and FPA, and filed Amendment No. 1 on Form 10-K/A for the period ended December 30, 2021 on May 18, 2021 and Amendment No. 2 on Form 10-K/A for the period ended December 30, 2021 on June 23, 2021 (collectively, the “Amended Form 10-K”). The Amended Form 10-K restated the Company’s unaudited interim financial statements for the periods ended June 30, 2020 and September 30, 2020 and its audited financial statements as of and for the period ended December 31, 2020 to reflect a correction in its accounting for its Warrants and FPA as derivative liabilities instead of as components of equity and a contractual obligation, respectively, and to reclassify its Class A ordinary shares between temporary and permanent equity (the “Restatement”).

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation and light of the SEC Staff Statement on April 12, 2021, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020 and continued through March 31, 2021 due solely to the material weaknesses in our internal control over financial reporting with respect to the classification of the Company’s Warrants or FPAs as components of equity instead of as derivative liabilities and the reclassification of the Company’s Class A ordinary shares between temporary equity and permanent equity. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the Restatement had not yet been identified. Management has implemented remediation steps to address the material weaknesses and to improve our internal controls over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on June 18, 2020, as amended or updated by the Company’s subsequent SEC filings. As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 18, 2020, the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020, the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020, the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on May 18, 2021 or the Company's Amendment No. 2 to its Annual Report on Form 10-K/A filed with the SEC on June 23, 2021; however we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2.**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREBIA ACQUISITION CORP.

Date: July 2, 2021		/s/ Paul Danola
	Name:	Paul Danola
	Title:	President (Principal Executive Officer)

Date: July 2, 2021		/s/ Tanmay Kumar
	Name:	Tanmay Kumar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)