Form 10-Q
period 2021-06-30
Trebia Acquisition Corp.
filed 2021-08-23
CIK 1805833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

CommissionFile No. 001-39331

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No &square;

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

As of August 20, 2021, there were 51,750,000 Class A ordinary shares, $0.0001 par value per share, and 12,937,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TREBIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020 (Audited)	1
	Condensed Consolidated Statements of Operations for the Three Months Ended and Six Months Ended June 30, 2021 (Unaudited) and for the three months ended June 30, 2020, and the Period from February 11, 2020 (Inception) Through June 30, 2020 (Unaudited)	2
	Condensed Consolidated Statements Of Changes in Shareholders' Equity for the Three Months Ended and Six Months Ended June 30, 2021 (Unaudited) and for the three months ended June 30, 2020, and the Period from February 11, 2020 (Inception) Through June 30, 2020 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months June 30, 2021 (Unaudited) and for the Period from February 11, 2020 (Inception) through June 30, 2020 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	30
Item 4.	Controls and Procedures	30
Part II. Other Information		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
Part III. Signatures		33

i

Part I Financial Information

Item I. Financial Statements

TREBIA ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash	$102,402	$843,643
Prepaid Expenses	176,667	209,790
Total Current Assets	279,069	1,053,433

Cash held in Trust Account	517,500,000	517,500,000
TOTAL ASSETS	$517,779,069	$518,553,433

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued Expenses	$1,804,841	$613,050
Total Current Liabilities	1,804,841	613,050

Warrant Liability	43,831,334	53,005,335
FPA Liability	—	10,654,540
Deferred Underwriting Fee Payable	18,112,500	18,112,500
Total Liabilities	63,748,675	82,385,425

Commitments

Class A Ordinary Shares subject to possible redemption, 51,750,000 and 51,162,254 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	517,500,000	511,622,540

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary share, $0.0001 par value; 400,000,000 shares authorized, 0 and 587,746 issued and outstanding (excluding 51,750,000 and 51,162,254 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	59
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,937,500 shares issued and outstanding at June 30, 2021, and December 31, 2020	1,294	1,294
Additional paid-in capital	847,038	6,724,439
Accumulated deficit	(64,317,938)	(82,180,324)
Total Shareholders’ Deficit	(63,469,606)	(75,454,532)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$517,779,069	$518,553,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TREBIA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period from
				February 11, 2020
	Three Months Ended		Six Months Ended	(Inception) through
	June 30,		June 30,	June 30,
	2021	2020	2021	2020
Formation and operating costs	$248,983	$31,882	$1,966,155	$36,866
Loss from operations	(248,983)	(31,882)	(1,966,155)	(36,866)

Other income (loss):
Transaction costs allocated to warrant and FPA liabilities	—	(1,381,051)	—	(1,381,051)
Change in fair value of warrant liability	(5,606,333)	(4,077,333)	9,174,001	(4,077,333)
Change in fair value of FPA liability	—	(2,993,421)	7,494,372	(2,993,421)
Gain on termination of FPA	3,160,168	—	3,160,168	—
Other income (loss), net	(2,446,165)	(8,451,805)	19,828,541	(8,451,805)
Net (loss) income	$(2,695,148)	$(8,483,687)	$17,862,386	$(8,488,671)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	51,750,000	51,750,000	51,457,751	51,750,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	—	—	—	—

Basic and diluted weighted average non-redeemable ordinary shares outstanding	12,937,500	11,453,984	13,229,749	11,389,568

Basic and diluted net (loss) income per non-redeemable ordinary share	(0.21)	(0.74)	1.35	(0.75)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TREBIA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance – December 31, 2020	587,746	$59	12,937,500	$1,294	$6,724,439	$(82,180,324)	$(75,454,532)

Change in value of ordinary shares subject to redemption	(587,746)	(59)	—	—	(5,877,401)	—	(5,877,460)

Net income	—	—	—	—	—	20,557,534	20,557,534
Balance – March 31, 2021	—	—	12,937,500	1,294	847,038	(61,622,790)	(60,774,458)

Net loss	—	—	—	—	—	(2,695,148)	(2,695,148)

Balance – June 30, 2021	—	$—	12,937,500	$1,294	$847,038	$(64,317,938)	$(63,469,606)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) TO JUNE 30, 2020

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance – February 11, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to BGPT Trebia LP	—	—	12,937,500	1,294	23,706	—	25,000

Net loss	—	—	—	—	—	(4,984)	(4,984)
Balance – March 31, 2020	—	—	12,937,500	1,294	23,706	(4,984)	20,016

Contribution in excess of fair value of private placement warrants	—	—	—	—	823,332	—	823,332

Offering costs allocated to equity in connection with IPO	—	—	—	—	—	(27,860,038)	(27,860,038)

Initial classification of Public Warrants	—	—	—	—	—	(24,150,000)	(24,150,000)

Initial classification of FPA liability	—	—	—	—	—	(255,538)	(255,538)

Net loss	—	—	—	—	—	(8,483,687)	(8,483,687)

Balance – June 30, 2020	—	$—	12,937,500	$1,294	$847,038	$(60,754,247)	$(59,905,915)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TREBIA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
		February 11, 2020
	Six Months Ended	(Inception) Through
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net income (loss)	$17,862,386	$(8,488,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of warrants	(9,174,001)	4,077,333
Change in fair value of FPA	(7,494,372)	2,993,421
Gain on termination of FPA	(3,160,168)	—
Transaction costs incurred in connection with IPO	—	1,381,051
Changes in operating assets and liabilities
Prepaid expenses	33,123	(24,517)
Accrued expenses	1,191,791	16,667
Net cash used in operating activities	(741,241)	(44,716)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(517,500,000)
Net cash used in investing activities	—	(517,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	507,150,000
Proceeds from sale of Private Placement Warrants	—	12,350,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note – related party	—	150,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	—	(243,771)
Net cash provided by financing activities	—	519,281,229

Net Change in Cash	(741,241)	1,736,513
Cash – Beginning	843,643	—
Cash - Ending	$102,402	$1,736,513

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of warrant liability	—	$35,676,668
Initial classification of FPA liability	—	$255,538
Initial classification of ordinary shares subject to possible redemption	—	$517,500,000
Change in value of ordinary shares subject to possible redemption	$5,877,460	—
Deferred underwriting fee	—	$18,112,500
Offering costs included in accrued offering costs	—	$534,818

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through June 30, 2021 relates to the Company’s formation, its initial public offering ("Initial Public Offering"), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

At June 30, 2021 and December 31, 2020, cash of $102,402 and $843,643, respectively, was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

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

Going Concern

As of June 30, 2021, the Company had $102,402 in its operating bank accounts, $517,500,000 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,525,772.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Amendment No. 1 on Form 10-K/A for the period ended December 31, 2020, as restated by the Company on May 18, 2021 (“Amendment No.1”) and Amendment No. 2 on Form 10-K/A for the period ended December 31, 2020, as restated on June 23, 2021 (“Amendment No.2”). The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Orchid Merger Sub I, Inc., Orchid Merger Sub II, LLC and Orchid Finco LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021, and December 31, 2020.

Cash Held in Trust Account

At June 30, 2021, and December 31, 2020, the assets held in the Trust Account were held in cash.

Warrant and FPA Liability

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (collectively, the “Warrants”) as well as a forward purchase agreement entered into with the Company’s anchor investor (the “FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Ordinary Shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption were 51,750,000 and 51,162,254 respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the Warrants and FPA has been charged to expense. The portion of offering costs allocated to the Class A ordinary shares has been charged to shareholders’ equity.

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

ASC 740, "Income Taxes" ("ASC 740") clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

				For the Period From
				February 11, 2020
	Three Months Ended		Six Months Ended	(inception) through
	June 30,		June 30,	June 30,
	2021	2020	2021	2020
Redeemable Class A Ordinary Shares
Numerator: Income allocable to Redeemable Class A Ordinary Shares subject to possible redemption	$—	$—	$—	$—
Interest income	$—	$—	$—	$—
Redeemable Net Income

Denominator: Weighted Average common stock subject to possible redemption
Redeemable Class A Ordinary Shares, Basic and Diluted	51,750,000	51,750,000	51,750,000	51,457,751
Basic and diluted net income per share	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net income (loss)	$(2,695,148)	$(8,483,687)	$17,862,386	$(8,488,671)
Less: Redeemable Net Income	—	—	—	—
Non-Redeemable Net Income (loss)	$(2,695,148)	$(8,483,687)	$17,862,386	$(8,488,671)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Weighted average Non-Redeemable Ordinary Shares, Basic and Diluted	12,937,500	11,453,984	13,229,749	11,389,568
Basic and diluted net income (loss) per non-redeemable ordinary shares	$(0.21)	$(0.74)	$1.35	$(0.75)

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2020-06.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 18, 2020, the Sponsors purchased 10,781,250 of the Company’s Class B ordinary shares (the "Founder Shares") for an aggregate purchase price of $25,000. On June 16, 2020, the Company effected a share dividend of 2,156,250 shares, resulting in the Sponsors holding an aggregate of 12,937,500 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,687,500 shares subject to forfeiture by the Sponsors to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,687,500 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 16, 2020, the Company will pay BGPT Trebia LP up to $10,000 per month for office space and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2021, total expenses related to the Administrative Support Agreement amounted to $30,000 and $60,000, respectively. For the period from February 11, 2020 (inception) to June 30, 2020, the Company did not incur any such fees as the Company entered into the Administrative Support Agreement commencing on June 16, 2020. As of June 30, 2021, $125,000 is included in accrued expenses in the accompanying condensed balance sheets.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2021 and December 31, 2020, the amount of these contingent fees was approximately $2,865,567 and $2,853,572, respectively. There can be no assurances that the Company will complete a Business Combination.

Business Combination Agreement

As previously disclosed on a Form 8-K filed with the SEC on June 29, 2021, on June 28, 2021, the Company entered into a certain Business Combination Agreement (the “Business Combination Agreement”) by and among S1 Holdco, LLC, a Delaware limited liability company (“System1”), System1 SS Protect Holdings, Inc., a Delaware corporation (“Protected” and, together with System1, collectively, the “Targets”) and the other parties signatory thereto. The Business Combination Agreement provides for, among other things, the consummation of the following transactions (the “Business Combination”): (i) the Company will transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the DGCL and with Section 206 of the Cayman Islands Companies Act (As Revised) (the “Domestication”), and (ii) upon which time, the Company will enter into a series of business combination transactions which, following the consummation of the Business Combination, will result in each of (A) System1, LLC, a Delaware limited liability company and the current operating subsidiary of System1, and (B) Protected.net Group Limited, a private limited company organized under the laws of the United Kingdom and the current operating subsidiary of Protected, becoming subsidiaries of the Company (such combined company, “System1 Group”). Following the consummation of the Business Combination, System1 Group will be organized in an “Up-C” structure, in which substantially all of the assets and business of the Company will be held by subsidiaries of System1. System1 Group’s business will continue to operate through the subsidiaries of System1 and Protected.

Upon consummation of the Business Combination, and after the Domestication, the Company will have three classes of common stock, which are as follows:

●	Class A common stock, par value $0.0001 per share (the “System1 Group Class A Common Stock”), which will be publicly traded.
●	Class C common stock, par value $0.0001 per share (the “System1 Group Class C Common Stock”), which will have the right to one vote per share.
●	Class D common stock, par value $0.0001 per share (“System1 Group Class D Common Stock”), that do not entitle the holder to any voting rights except as required by applicable law. The System1 Group Class D Common Stock will automatically convert into shares of System1 Group Class A Common Stock on a one-for-one basis if, following the closing of the Business Combination (the “Closing”), the post-Closing dollar volume-weighted average price (“VWAP”) of System1 Group equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a period of thirty (30) consecutive trading days before the fifth anniversary of the Closing. If the System1 Group Class D Conversion Event has not occurred by the fifth anniversary of the Closing, all outstanding shares of System1 Group Class D Common Stock will automatically be forfeited to the System1 Group and canceled for no consideration therefor, including any dividends or dividend catch-up payments owed in respect thereof.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

Subject to the terms of the Business Combination Agreement, the aggregate consideration to be paid to the equityholders of System1 and Protected in connection with the Business Combination will be a combination of cash and equity consideration. The aggregate cash consideration payable under the Business Combination Agreement will be approximately $462,500,000 (the “Closing Cash Consideration”) of which (x) approximately $212,500,000 cash proceeds will be received by System1 and Protected management equityholders (subject to certain adjustments set forth in the Business Combination Agreement), and (y) $250,361,620 cash proceeds will be received by certain non-management equityholders of System1. The aggregate equity consideration payable under the Business Combination Agreement will be approximately $667,500,000, consisting of shares of the Company’s Class A Common Stock and the Company’s Class  C Common Stock (valued at $10 per share) (the “Closing Equity Consideration”). In the event that the value of shareholder redemptions exceeds $417,500,000, then the Closing Cash Consideration and Closing Equity Consideration are subject to a dollar-for-dollar adjustment. In such case, current equityholders of System1 and Protected have, pursuant to the terms of the Business Combination Agreement, agreed to reduce the Closing Cash Consideration by such amount and proportionally increase the Closing Equity Consideration. If the value of shareholder redemptions exceeds $462,500,000, the current equityholders of System1 and Protected may elect, in their sole discretion, to further reduce the Closing Cash Consideration and proportionally increase the Closing Equity Consideration.

In connection with the Business Combination Agreement, Trebia entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. (“Bank of America”) pursuant to which at the closing of the Business Combination, Bank of America has committed to provide Orchid Finco LLC (“Finco”), as the borrower, a $400 million first lien term loan facility (the “Term Loan”) and a $50 million revolving facility (the “Revolving Facility” and, together with the Term Facility, the “New Facility”). The Term Loan will mature seven years after the Closing and will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan. The Revolving Facility will mature five years after the Closing. The $518 million of cash currently held in Trebia’s trust account will be backstopped by the $200 million Cannae Subscription, together with $218 million of the Bank of America Term Loan, which will be utilized as a backstop for potential future redemptions by Trebia public shareholders. This in conjunction with the Seller Backstop Amount and the Additional Seller Backstop Election provides for a potential 100% backstop for potential future redemptions by Trebia public shareholders. Bank of America’s commitment to provide the New Facility is subject to a limited number of conditions, including the non-occurrence of a material adverse effect with respect to the Targets.

Sponsor Agreement

In connection with the execution of the Business Combination Agreement and the Backstop Agreement, as defined below, Trebia amended and restated (a) that certain letter agreement, dated June 19, 2020, by and among the Sponsors and Trebia and (b) that certain letter agreement, dated June 19, 2020, by and among Trebia, certain of the directors and officers of Trebia (the “Insiders”) and the other parties thereto, and entered into that certain sponsor agreement (the “Sponsor Agreement”) with the Sponsors, Cannae, the Insiders, System1 and Protected. Pursuant to the Sponsor Agreement, among other things, the Sponsors along with Cannae and the Insiders agreed (i) to vote any Trebia securities in favor of the Business Combination and other Trebia Shareholder Matters (as defined in the Business Combination Agreement), (ii) not to seek redemption of any Trebia securities, (iii) not to transfer any Trebia securities for the period beginning on the day of the Closing until the earlier of (x) 180 days following the Closing or (y) if the VWAP of System1 Group Class A Common Stock equals or exceeds $12.00 per share for any twenty (20) trading days within a period of thirty (30) consecutive trading days, 150 days thereafter, and (iv) to be bound to certain other obligations as described therein. BGPT Sponsor and Trasimene Sponsor have each also agreed to, in conjunction with the closing of the Business Combination, forfeit 1,450,000 Trebia Class B Ordinary Shares (2,900,000 in the aggregate). Trebia will also issue (x) 725,000 shares of System1 Group Class D Common Stock to Trasimene Sponsor and 725,000 shares of System1 Group Class D Common Stock to BGPT Sponsor, and (y) 725,000 System1 Group restricted stock units to each of Michael Blend and Just Develop It Limited, a private limited company incorporated in England and Wales, in the case of each of (x) and (y) subject to the BGPT Sponsor and Trasimene Sponsor forfeiture of 1,450,000 Trebia Class B ordinary shares. The System1 Group restricted stock units will be subject to the same vesting and other terms as the System1 Group Class D Common Stock. Additionally, (x) the Sponsors have agreed to, in conjunction with the closing of the Business Combination, forfeit up to 1,734,694 (in the aggregate) Trebia Class B Ordinary Shares in connection with the equity backstop commitments by Cannae and certain System1 and Protected equityholders and (y) Trebia has agreed to issue to Cannae or such System1 and Protected equityholders a number of System1 Group Class A Common Stock equal to such forfeiture, in the event and to the extent that Cannae and/or such System1 and Protected equityholders provide such backstop in connection with any valid shareholder redemptions.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

Backstop Agreement

In connection with the signing of the Business Combination Agreement, Trebia and Cannae entered into a certain Backstop Facility Agreement (the “Backstop Agreement”) whereby Cannae has agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for System1 Group Class A Common Stock in order to fund redemptions by shareholders of Trebia in connection with the Business Combination, in an amount of up to $200,000,000.

FPA Termination Agreement

In connection with the signing of the Business Combination Agreement and Backstop Agreement, Trebia and Cannae entered into certain FPA Termination Agreement to terminate that certain Forward Purchase Agreement, dated as of June 5, 2020, pursuant to which Cannae agreed to purchase, immediately prior to the Closing, an aggregate of 7,500,000 Trebia Class A ordinary shares and 2,500,000 Trebia public warrants.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 0 and 587,746 Class A ordinary shares, respectively, issued or outstanding excluding 51,750,000 and 51,162,254 Class A ordinary shares, respectively, subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 12,937,500 Class B ordinary shares issued and outstanding.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 —Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30 trading day period ending three business days before sending the notice of redemption to warrant holders (the "Reference Value") equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 —Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the "fair market value" of the Class A ordinary shares;
●	if, and only if, the Reference Value (as defined in the above under "Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00") equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) the private placement warrants must also be concurrently called for redemption on the same terms (except as described below with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

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

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021.

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$29,670,000	$—	$—	$29,670,000
Private Warrants	—	—	14,161,334	14,161,334
Total Warrants Liabilities	$29,670,000	$—	$14,161,334	$43,831,334

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020.

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$35,880,000	$—	$—	$35,880,000
Private Warrants	—	—	17,125,335	17,125,335
Total Warrants Liabilities	$35,880,000	$—	$17,125,335	$53,005,335

FPA Liability	—	—	10,654,540	10,654,540

Grand Total	$35,880,000	$—	$27,779,875	$63,659,875

The Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: TREB.WS) as of the balance sheet dates.

The value of the Private Warrants was estimated using the Public Warrants' publicly listed trading price (NYSE: TREB.WS) as of the balance sheet dates, which is considered a Level 3 fair value measurement. Given the Private Warrants and Public Warrants are similar instruments and the Public Warrants have quoted prices in an active market, the publicly listed trading price of the Public Warrants estimates the value of the Private Warrants.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(Unaudited)

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement Warrant Liability
Fair value, December 31, 2020	$17,125,335
Change in fair value	(4,775,334)
Fair value, March 31, 2021	12,350,001
Change in fair value	1,811,333
Fair value, June 30, 2021	$14,161,334

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $75 million pursuant to the FPAs is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPAs. The fair value of the ordinary shares and warrants to be issued under the FPAs were based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $75 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. As of June 30, 2021, the FPA liability was reduced to zero as the FPA was terminated per the FPA Termination Agreement between Trebia and Cannae Holdings in conjunction with the Business Combination Agreement as discussed in Note 6.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA
Liability
Fair value, December 31, 2020	$10,654,540
Change in fair value	(7,494,372)
Fair value, March 31, 2021	3,160,168
Change in fair value	(3,160,168)
Fair value, June 30, 2021	$—

Transfers to/from Level 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers between Level 3 and any other level for the three months and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company identified the following subsequent event.

Promissory Note

On July 13, 2021 the Sponsors made available to the Company a loan of up to $500,000 pursuant to two promissory notes issued by the Company to the BGPT Sponsor in the amount of $212,500 (the “BGPT Note”) and to Trasimene Sponsor $287,500 (the “Trasimene Note”). The Company is entitled to submit drawdown requests to the Sponsor from time to time and the proceeds from any amounts borrowed under the note will be used for on-going operational expenses and certain other expenses. The notes are unsecured, non-interest bearing and mature on the earlier of: (i) May 31, 2022, or (ii) the date on which the Company consummates a Business Combination. On July 13, 2021, the Company drew-down $106,250 under the BGPT Note and $143,750 under the Trasimene Note. On August 9, 2021, the Company drew-down an additional $75,000 under the BGPT Note.

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

Recent Developments

Business Combination Agreement

As previously disclosed on a Form 8-K filed with the SEC on June 29, 2021, on June 28, 2021, Trebia entered into that certain Business Combination Agreement (the “Business Combination Agreement”) by and among S1 Holdco, LLC, a Delaware limited liability company (“System1”), System1 SS Protect Holdings, Inc., a Delaware corporation (“Protected” and, together with System1, collectively, the “Targets”) and the other parties signatory thereto. The Business Combination Agreement provides for, among other things, the consummation of the following transactions (the “Business Combination”): (i) Trebia will transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the DGCL and with Section 206 of the Cayman Islands Companies Act (As Revised) (the “Domestication”), and (ii) upon which time, Trebia will enter into a series of business combination transactions which, following the consummation of the Business Combination, will result in each of (A) System1, LLC, a Delaware limited liability company and the current operating subsidiary of System1, and (B) Protected.net Group Limited, a private limited company organized under the laws of the United Kingdom and the current operating subsidiary of Protected, becoming subsidiaries of Trebia (such combined company, “System1 Group”). Following the consummation of the Business Combination, System1 Group will be organized in an “Up-C” structure, in which substantially all of the assets and business of Trebia will be held by subsidiaries of System1. System1 Group’s business will continue to operate through the subsidiaries of System1 and Protected.

Upon consummation of the Business Combination, and after the Domestication, Trebia will have three classes of common stock, which are as follows:

●	Class A common stock, par value $0.0001 per share (the “System1 Group Class A Common Stock”), which will be publicly traded.
●	Class C common stock, par value $0.0001 per share (the “System1 Group Class C Common Stock”), which will have the right to one vote per share.

●	Class D common stock, par value $0.0001 per share (“System1 Group Class D Common Stock”), that do not entitle the holder to any voting rights except as required by applicable law. The System1 Group Class D Common Stock will automatically convert into shares of System1 Group Class A Common Stock on a one-for-one basis if, following the closing of the Business Combination (the “Closing”), the post-Closing dollar volume-weighted average price (“VWAP”) of System1 Group equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a period of thirty (30) consecutive trading days before the fifth anniversary of the Closing. If the System1 Group Class D Conversion Event has not occurred by the fifth anniversary of the Closing, all outstanding shares of System1 Group Class D Common Stock will automatically be forfeited to the System1 Group and canceled for no consideration therefor, including any dividends or dividend catch-up payments owed in respect thereof.

Subject to the terms of the Business Combination Agreement, the aggregate consideration to be paid to the equityholders of System1 and Protected in connection with the Business Combination will be a combination of cash and equity consideration. The aggregate cash consideration payable under the Business Combination Agreement will be approximately $462,500,000 (the “Closing Cash Consideration”) of which (x) approximately $212,500,000 cash proceeds will be received by System1 and Protected management equityholders (subject to certain adjustments set forth in the Business Combination Agreement), and (y) $250,361,620 cash proceeds will be received by certain non-management equityholders of System1. The aggregate equity consideration payable under the Business Combination Agreement will be approximately $667,500,000, consisting of shares of Trebia Class A Common Stock and Trebia Class C Common Stock (valued at $10 per share) (the “Closing Equity Consideration”). In the event that the value of shareholder redemptions exceeds $417,500,000, then the Closing Cash Consideration and Closing Equity Consideration are subject to a dollar-for-dollar adjustment. In such case, current equityholders of System1 and Protected have, pursuant to the terms of the Business Combination Agreement, agreed to reduce the Closing Cash Consideration by such amount and proportionally increase the Closing Equity Consideration. If the value of shareholder redemptions exceeds $462,500,000, the current equityholders of System1 and Protected may elect, in their sole discretion, to further reduce the Closing Cash Consideration and proportionally increase the Closing Equity Consideration.

In connection with the Business Combination Agreement, Trebia entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. (“Bank of America”) pursuant to which at the closing of the Business Combination, Bank of America has committed to provide Orchid Finco LLC (“Finco”), as the borrower, a $400 million first lien term loan facility (the “Term Loan”) and a $50 million revolving facility (the “Revolving Facility” and, together with the Term Facility, the “New Facility”). The Term Loan will mature seven years after the Closing and will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan. The Revolving Facility will mature five years after the Closing. The $518 million of cash currently held in Trebia’s trust account will be backstopped by the $200 million Cannae Subscription, together with $218 million of the Bank of America Term Loan, which will be utilized as a backstop for potential future redemptions by Trebia public shareholders. This in conjunction with the Seller Backstop Amount and the Additional Seller Backstop Election provides for a potential 100% backstop for potential future redemptions by Trebia public shareholders. Bank of America’s commitment to provide the New Facility is subject to a limited number of conditions, including the non-occurrence of a material adverse effect with respect to the Targets.

Sponsor Agreement

In connection with the execution of the Business Combination Agreement and the Backstop Agreement (as defined below), Trebia amended and restated (a) that certain letter agreement, dated June 19, 2020, by and among the Sponsors and Trebia and (b) that certain letter agreement, dated June 19, 2020, by and among Trebia, certain of the directors and officers of Trebia (the “Insiders”) and the other parties thereto, and entered into that certain sponsor agreement (the “Sponsor Agreement”) with the Sponsors, Cannae, the Insiders, System1 and Protected. Pursuant to the Sponsor Agreement, among other things, the Sponsors along with Cannae and the Insiders agreed (i) to vote any Trebia securities in favor of the Business Combination and other Trebia Shareholder Matters (as defined in the Business Combination Agreement), (ii) not to seek redemption of any Trebia securities, (iii) not to transfer any Trebia securities for the period beginning on the day of the Closing until the earlier of (x) 180 days following the Closing or (y) if the VWAP of System1 Group Class A Common Stock equals or exceeds $12.00 per share for any twenty (20) trading days within a period of thirty (30) consecutive trading days, 150 days thereafter, and (iv) to be bound to certain other obligations as described therein. BGPT Sponsor and Trasimene Sponsor have each also agreed to, in conjunction with the closing of the Business Combination, forfeit 1,450,000 Trebia Class B Ordinary Shares (2,900,000 in the aggregate). Trebia will also issue (x) 725,000 shares of System1 Group Class D Common Stock to Trasimene Sponsor and 725,000 shares of System1 Group Class D Common Stock to BGPT Sponsor, and (y) 725,000 System1 Group restricted stock units to each of Michael Blend and Just Develop It Limited, a private limited company incorporated in England and Wales, in the case of each of (x) and (y) subject to the BGPT Sponsor and Trasimene Sponsor forfeiture of 1,450,000 Trebia Class B ordinary shares. The System1 Group restricted stock units will be subject to the same vesting and other terms as the System1 Group Class D Common Stock. Additionally, (x) the Sponsors have agreed to, in conjunction with the closing of the Business Combination, forfeit up to 1,734,694 (in the aggregate) Trebia Class B Ordinary Shares in connection with the equity backstop commitments by Cannae and certain System1 and Protected equityholders and (y) Trebia has agreed to issue to Cannae or such System1 and Protected equityholders a number of System1 Group Class A Common Stock equal to such forfeiture, in the event and to the extent that Cannae and/or such System1 and Protected equityholders provide such backstop in connection with any valid shareholder redemptions.

Backstop Agreement

In connection with the signing of the Business Combination Agreement, Trebia and Cannae entered into that certain Backstop Facility Agreement (the “Backstop Agreement”) whereby Cannae has agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for System1 Group Class A Common Stock in order to fund redemptions by shareholders of Trebia in connection with the Business Combination, in an amount of up to $200,000,000. As described under the Sponsor Agreement above, any forfeiture of Trebia Class B Ordinary Shares in connection with the equity backstop commitment by Cannae will occur only upon a business combination and in connection with any valid shareholder redemptions.

FPA Termination Agreement

In connection with the signing of the Business Combination Agreement and Backstop Agreement, Trebia and Cannae entered into certain FPA Termination Agreement to terminate that certain Forward Purchase Agreement, dated as of June 5, 2020, pursuant to which Cannae agreed to purchase, immediately prior to the Closing, an aggregate of 7,500,000 Trebia Class A ordinary shares and 2,500,000 Trebia public warrants.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses with other income (expense) related to changes in recurring fair value measurement of our warrant and FPA liabilities at each reporting period.

For the three months ended June 30, 2021, we had net loss of $2,695,148 consisting of $248,983 of loss from operations and change in the fair value of warrant liability of $5,606,333 offset by $3,160,168 of gain on termination of the FPA.

For the six months ended June 30, 2021, we had net income of $17,862,386 consisting of $9,174,001 of gain on change in fair value of warrant liability, $7,494,372 of gain on change in fair value of FPA liability and $3,160,168 of gain on termination of the FPA offset by formation and operational costs of $1,966,155.

For the three months ended June 30, 2020, we had net loss of $8,483,687 consisting of $31,882 of loss from operations, $1,381,051 of transaction costs allocated to the warrants and FPA, $4,077,333 of loss on change in fair value of warrant liability and $2,993,421 of loss on change in fair value of FPA liability.

For the period from February 11, 2020 (Inception) through June 30, 2020, we had net loss of $8,488,671 consisting of $36,866 of loss from operations, $1,381,051 of transaction costs allocated to the warrants and FPA, $4,077,333 of loss on change in fair value of warrant liability and $2,993,421 of loss on change in fair value of FPA liability.

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

For the six months ended June 30, 2021, cash used in operating activities was $741,241, which consisted of the change in the fair value of warrants of $9,174,001 and change in FPA of $10,654,540 and changes in operating assets and liabilities of $1,224,914.

For the period from February 11, 2020, to June 30, 2020, cash flows from financing activities totaled $519,281,229 consisting of proceeds from the issuance of Class B ordinary shares to Sponsors, proceeds from related party promissory note and repayment of related party promissory note. For the period from February 11, 2020 to June 30, 2020, cash flows used in operating activities totaled $44,716. For the period from February 11, 2020 to June 30, 2020, cash flows used in investing activities totaled $517,500,000 of IPO proceeds held as cash in the Company’s Trust Account.

As of June 30, 2021 and December 31, 2020, we had cash held in the Trust Account of $517,500,000. As of June 30, 2020, we had cash held in the Trust Account of $517,500,000. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, less taxes payable and deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021 and December 31, 2020, we had cash of $102,402 and $843,643, respectively held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant and FPA Liability

The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Class A Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation and light of the SEC Staff Statement on April 12, 2021, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020 and continued through June 30, 2021 due solely to the material weaknesses in our internal control over financial reporting with respect to the classification of the Company’s Warrants or FPAs as components of equity instead of as derivative liabilities and the reclassification of the Company’s Class A ordinary shares between temporary equity and permanent equity. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles as of June 30, 2021.

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
2.1

Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signature thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 2021.)

10.1

Amended and Restated Sponsor Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., the Sponsors, Cannae Holdings, Inc., the Insiders, System1 and Protected. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 2021.)

10.2

Backstop Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp. and Cannae Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 2021.)

10.3

FPA Termination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp. and Cannae Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 2021.)

31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2.**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	Inline XBRL Instance Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREBIA ACQUISITION CORP.

Date: August 20, 2021		/s/ Paul Danola
	Name:	Paul Danola
	Title:	President (Principal Executive Officer)

Date: August 23, 2021		/s/ Tanmay Kumar
	Name:	Tanmay Kumar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)