Form 10-Q
period 2021-09-30
Trebia Acquisition Corp.
filed 2021-11-16
CIK 1805833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 51,750,000 Class A ordinary shares, $0.0001 par value per share, and 12,937,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TREBIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
Part I. Financial Information		1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30,2021 and 2020, for the Nine Months Ended September 30, 2021, and for the Period from February 11, 2020 (Inception) Through September 30, 2020 (Unaudited)	2
	Condensed Consolidated Statements Of Changes in Shareholders’ (Deficit) Equity for the Three Months Ended September 30, 2021 and 2020, for the Nine Months Ended September 30, 2021, and for the Period from February 11, 2020 (Inception) Through September 30, 2020 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from February 11, 2020 (Inception) through September 30, 2020 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	31
Item 4.	Controls and Procedures	31
Part II. Other Information		32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
Part III. Signatures		35

i

Part I Financial Information

Item I. Financial Statements

TREBIA ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
Assets
Current Assets
Cash	$177,107	$843,643
Prepaid Expenses	121,875	209,790
Total Current Assets	298,982	1,053,433

Cash held in Trust Account	517,500,000	517,500,000
TOTAL ASSETS	$517,798,982	$518,553,433

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$2,155,565	$613,050
Promissory note – related party	450,000	—
Total Current Liabilities	2,605,565	613,050

Warrant Liability	36,950,834	53,005,335
FPA Liability	—	10,654,540
Deferred Underwriting Fee Payable	18,112,500	18,112,500
Total Liabilities	57,668,899	82,385,425

Commitments

Class A Ordinary Shares subject to possible redemption, 51,750,000 shares at redemption value at September 30, 2021 and December 31, 2020	517,500,000	517,500,000

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 51,750,000 shares subject to possible redemption) at September 30, 2021, and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,937,500 shares issued and outstanding at September 30, 2021, and December 31, 2020	1,294	1,294
Accumulated deficit	(57,371,211)	(81,333,286)
Total Shareholders’ Deficit	(57,369,917)	(81,331,992)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$517,798,982	$518,553,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TREBIA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period from
				February 11, 2020
	Three Months Ended		Nine Months Ended	(Inception) through
	September 30,		September 30,	September 30,
	2021	2020 (Restated)	2021	2020 (Restated)
Formation and operating costs	$780,811	$173,155	$2,746,966	$210,021
Loss from operations	(780,811)	(173,155)	(2,746,966)	(210,021)

Other income (expense):
Transaction costs allocated to warrant and FPA liabilities	—	—	—	(1,381,051)
Change in fair value of warrant liability	6,880,500	1,529,000	16,054,501	(2,548,333)
Change in fair value of FPA liability	—	(2,299,616)	7,494,372	(5,293,037)
Gain on termination of FPA	—	—	3,160,168	—
Other income (expense), net	6,880,500	(770,616)	26,709,041	(9,222,421)
Net income (loss)	$6,099,689	$(943,771)	$23,962,075	$(9,432,442)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	51,750,000	51,750,000	51,750,000	22,975,216

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	0.09	(0.01)	0.37	(0.27)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	12,937,500	12,937,500	12,937,500	11,999,192

Basic and diluted net income (loss) per non-redeemable ordinary share	0.09	(0.01)	0.37	(0.27)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TREBIA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’(DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020 (Restated)	—	$—	12,937,500	$1,294	$—	$(81,333,286)	$(81,331,992)

Net income	—	—	—	—	—	20,557,534	20,557,534
Balance – March 31, 2021 (Restated)	—	—	12,937,500	1,294	—	(60,775,752)	(60,774,458)

Net loss	—	—	—	—	—	(2,695,148)	(2,695,148)

Balance – June 30, 2021 (Restated)	—	—	12,937,500	1,294	—	(63,470,900)	(63,469,606)

Net income	—	—	—	—	—	6,099,689	6,099,689

Balance – September 30, 2021	—	$—	12,937,500	$1,294	$—	$(57,371,211)	$(57,369,917)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/ (Deficit)
Balance – February 11, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Net loss	—	—	—	—	—	(4,984)	(4,984)
Balance – March 31, 2020	—	—	12,937,500	1,294	23,706	(4,984)	20,016

Contribution in excess of fair value of private placement warrants	—	—	—	—	823,332	—	823,332

Accretion to shares subject to redemption	—	—	—	—	(847,038)	(51,418,538)	(52,265,576)

Net loss	—	—	—	—	—	(8,483,687)	(8,483,687)

Balance – June 30, 2020 (Restated)	—	—	12,937,500	1,294	—	(59,907,209)	(59,905,915)

Net loss	—	—	—	—	—	(943,771)	(943,771)

Balance – September 30, 2020 (Restated)	—	$—	12,937,500	$1,294	$—	$(60,850,980)	$(60,849,686)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TREBIA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
		February 11, 2020
	Nine Months Ended	(Inception) Through
	September 30, 2021	September 30, 2020 (Restated)
Cash Flows from Operating Activities
Net income (loss)	$23,962,075	$(9,432,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of warrants	(16,054,501)	2,548,333
Change in fair value of FPA	(7,494,372)	5,293,037
Gain on termination of FPA	(3,160,168)	—
Transaction costs incurred in connection with IPO	—	1,381,051
Changes in operating assets and liabilities
Prepaid expenses	87,915	(256,808)
Accounts payable and accrued expenses	1,542,515	110,051
Net cash used in operating activities	(1,116,536)	(356,778)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(517,500,000)
Net cash used in investing activities	—	(517,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	507,150,000
Proceeds from sale of Private Placement Warrants	—	12,350,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note – related party	450,000	150,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	—	(778,589)
Net cash provided by financing activities	450,000	518,746,411

Net Change in Cash	(666,536)	889,633
Cash – Beginning	843,643	—
Cash - Ending	$177,107	$889,633

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$517,500,000
Deferred underwriting fee payable	$—	$18,112,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,233,334 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Trasimene Trebia, LP, an affiliate of Trasimene Capital Management, LLC, and BGPT Trebia LP, an affiliate of Bridgeport Partners LLC (collectively the “Sponsors”), generating gross proceeds of $12,350,000, which is described in Note 5.

At September 30, 2021 and December 31, 2020, cash of $177,107 and $843,643, respectively, was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on June 19, 2020, an amount of $517,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

SEPTEMBER 30, 2021

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

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s Founder Shares have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Sponsors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern

As of September 30, 2021, the Company had $177,107 in its operating bank accounts, $517,500,000 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $2,306,583.

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

SEPTEMBER 30, 2021

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, as of December 31, 2020, the Company improperly valued its Class A ordinary shares subject to possible redemption. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity for December 31, 2020. This resulted in an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) on a pro-rata basis to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of June 19, 2020 (audited)	Reported	Adjustment	As Restated
Additional paid-in capital	$591,876	$(591,876)	$—
Accumulated deficit	(53,396,448)	591,876	(52,804,572)

Balance Sheet as of June 30, 2020
Additional paid-in capital	591,876	(591,876)	—
Accumulated deficit	(60,499,085)	591,876	(59,907,209)

Balance Sheet as of September 30, 2020
Additional paid-in capital	591,876	(591,876)	—
Accumulated deficit	(61,442,856)	591,876	(60,850,980)

Balance Sheet as of December 31, 2020 (audited)
Class A ordinary shares subject to possible redemption	$511,622,540	$5,877,460	$517,500,000
Class A ordinary shares	$59	$(59)	$—
Additional paid-in capital	$6,724,439	$(6,724,439)	$—
Accumulated deficit	$(82,180,324)	$847,038	$(81,333,286)
Total Shareholders’ Deficit	$(75,454,532)	$(5,877,460)	$(81,331,992)

Balance Sheet as of March 31, 2021
Additional paid-in capital	$847,038	$(847,038)	$—
Accumulated deficit	$(61,622,790)	$847,038	$(60,775,752)

Balance Sheet as of June 30, 2021
Additional paid-in capital	$847,038	$(847,038)	$—
Accumulated deficit	$(64,317,938)	$847,038	$(63,470,900)

Statement of Operations for the Period from February 11, 2020 (Inception) through June 30, 2020
Weighted average shares outstanding, Class A ordinary shares	51,750,000	(47,683,929)	4,066,071
Basic and diluted earnings per share, Class A ordinary shares	$—	$(0.55)	$(0.55)
Weighted average shares outstanding, Class B ordinary shares	11,389,568	(6,979)	11,382,589
Basic and diluted earnings per share, Class B ordinary shares	$(0.74)	$0.19	$(0.55)

Statement of Operations for the Three Months Ended June 30, 2020
Weighted average shares outstanding, Class A ordinary shares	51,750,000	(45,494,505)	6,255,495
Basic and diluted earnings per share, Class A ordinary shares	$—	$(0.48)	$(0.48)
Basic and diluted earnings per share, Class B ordinary shares	$(0.74)	$0.26	$(0.48)

Statement of Operations for the Period from February 11, 2020 (Inception) through September 30, 2020
Weighted average shares outstanding, Class A ordinary shares	51,750,000	(28,774,784)	22,975,216
Basic and diluted earnings per share, Class A ordinary shares	$—	$(0.27)	$(0.27)
Weighted average shares outstanding, Class B ordinary shares	12,022,500	(23,308)	11,999,192
Basic and diluted earnings per share, Class B ordinary shares	$(0.78)	$0.51	$(0.27)

Statement of Operations for the Three Months Ended September 30, 2020
Weighted average shares outstanding, Class A ordinary shares	51,750,000	—	51,750,000
Basic and diluted earnings per share, Class A ordinary shares	$0.00	$(0.01)	$(0.01)
Basic and diluted earnings per share, Class B ordinary shares	$(0.07)	$0.06	$(0.01)

Statement of Operations for the Period from February 11, 2020 (Inception) through December 30, 2020 (audited)
Weighted average shares outstanding, Class A ordinary shares	51,750,000	(20,604,167)	31,145,833
Basic and diluted earnings per share, Class A ordinary shares	$—	$(0.69)	$(0.69)
Weighted average shares outstanding, Class B ordinary shares	12,288,052	(22,427)	12,265,625
Basic and diluted earnings per share, Class B ordinary shares	$(2.43)	$1.74	$(0.69)

Statement of Operations for the Three Months Ended March 31, 2021
Weighted average shares outstanding, Class A ordinary shares	51,162,254	587,746	51,750,000
Basic and diluted earnings per share, Class A ordinary shares	$—	$0.32	$0.32
Weighted average shares outstanding, Class B ordinary shares	13,525,246	(587,746)	12,937,500
Basic and diluted earnings per share, Class B ordinary shares	$1.52	$(1.20)	$0.32

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted earnings per share, Class A ordinary shares	$—	$(0.04)	$(0.04)
Basic and diluted earnings per share, Class B ordinary shares	$(0.21)	$0.17	$(0.04)

Statement of Operations for the Six Months Ended June 30, 2021
Weighted average shares outstanding, Class A ordinary shares	51,457,751	292,249	51,750,000
Basic and diluted earnings per share, Class A ordinary shares	$—	$0.28	$0.28
Weighted average shares outstanding, Class B ordinary shares	13,229,749	(292,249)	12,937,500
Basic and diluted earnings per share, Class B ordinary shares	$1.35	$(1.07)	$0.28

Statement of Changes in Shareholders Equity (Deficit) for the Period from February 11, 2020 (Inception) through December 30, 2020 (audited)
Offering costs allocated to equity in connection with IPO	(27,860,038)	27,860,038	—
Initial Classification of Public Warrants	(24,150,000)	24,150,000	—
Initial Classification of FPA Liability	(255,538)	255,538	—
Change in value of ordinary shares subject to possible redemption	5,877,460	(5,877,460)	—
Accretion to shares subject to redemption	—	(52,265,576)	(52,265,576)
Total Shareholders’ deficit	(75,454,532)	(5,877,460)	(81,331,992)

Statement of Changes in Shareholders Equity (Deficit) for the Three Months Ended March 31, 2021
Change in value of ordinary shares subject to possible redemption	(5,877,460)	5,877,460	—

Statement of Cash Flows for the Period from February 11, 2020 (Inception) through December 30, 2020 (audited)
Change in Class A ordinary shares subject to possible redemption	(5,877,460)	5,877,460	—

Statement of Cash Flows for the Three Months Ended March 31, 2021
Change in Class A ordinary shares subject to possible redemption	5,877,460	(5,877,460)	—

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Amendment No. 1 on Form 10-K/A for the period ended December 31, 2020, as restated by the Company on May 18, 2021 (“Amendment No.1”) and Amendment No. 2 on Form 10-K/A for the period ended December 31, 2020, as restated on June 23, 2021 (“Amendment No.2”). The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021, and December 31, 2020.

Cash Held in Trust Account

At September 30, 2021 and December 31, 2020, the assets held in the Trust Account were held in cash.

Warrant and FPA Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, the “Warrants”) as well as a forward purchase agreement entered into with the Company’s anchor investor (the “FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Ordinary Shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption were 51,750,000, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A Ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$517,500,000
Less:
Proceeds allocated to Public Warrants	$(24,150,000)
Class A ordinary shares issuance costs	(28,115,576)
Plus:
Accretion of carrying value to redemption value	$52,265,576

Class A ordinary shares subject to possible redemption	$517,500,000

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

ASC 740, “Income Taxes” (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statements of operations.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

							For the Period from
							February 11,
	Three Months Ended		Three Months Ended September 30,		Nine Months Ended		2020 (Inception) Through
	September 30, 2021		2020		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$4,879,751	$1,219,938	$(755,017)	$(188,754)	$19,169,660	$4,792,415	$(6,196,313)	$(3,236,129)
Denominator:
Basic and diluted weighted average shares outstanding	51,750,000	12,937,500	51,750,000	12,937,500	51,750,000	12,937,500	22,975,216	11,999,192
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.01)	$(0.01)	$0.37	$0.37	$(0.27)	$(0.27)

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 51,750,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 6,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors purchased an aggregate of 8,233,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant from the Company in a private placement, for an aggregate purchase price of $12,350,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 16, 2020, the Company will pay BGPT Trebia LP up to $10,000 per month for office space and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2021, total expenses related to the Administrative Support Agreement amounted to $30,000 and $90,000, respectively. For the three months ended September 30, 2020 and for the period from February 11, 2020 (inception) to September 30, 2020, the Company incurred $30,000 and $35,000 in fees for these services.As of September 30, 2021 and December 31, 2020, $147,472 and $65,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Promissory Note

On July 13, 2021 the Sponsors made available to the Company a loan of up to $500,000 pursuant to two promissory notes issued to the Company from the BGPT Sponsor in the amount of $212,500 (the “BGPT Note”) and to Trasimene Sponsor $287,500 (the “Trasimene Note”). The Company is entitled to submit drawdown requests to the Sponsor from time to time and the proceeds from any amounts borrowed under the note will be used for on-going operational expenses and certain other expenses. The notes are unsecured, non-interest bearing and mature on the earlier of: (i) May 31, 2022, or (ii) the date on which the Company consummates a Business Combination. On July 13, 2021, the Company drew-down $106,250 under the BGPT Note and $143,750 under the Trasimene Note. On August 9, 2021, the Company drew-down an additional $75,000 under the BGPT Note. As of September 30, 2021, the outstanding balance under the promissory notes was $450,000.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 7. COMMITMENTS

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In connection with the signing of the Business Combination Agreement and Backstop Agreement, Trebia and Cannae entered into a FPA Termination Agreement to terminate the June 5, 2020 Forward Purchase Agreement.

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2021 and December 31, 2020, the amount of these contingent fees was approximately $5,288,750 and $2,853,572, respectively. There can be no assurances that the Company will complete a Business Combination.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Subject to the terms of the Business Combination Agreement, the aggregate consideration to be paid to the equity holders of System1 and Protected in connection with the Business Combination will be a combination of cash and equity consideration. The aggregate cash consideration payable under the Business Combination Agreement will be approximately $462,500,000 (the “Closing Cash Consideration”) of which (x) approximately $212,500,000 cash proceeds will be received by System1 and Protected management equity holders (subject to certain adjustments set forth in the Business Combination Agreement), and (y) $250,361,620 cash proceeds will be received by certain non-management equity holders of System1. The aggregate equity consideration payable under the Business Combination Agreement will be approximately $667,500,000, consisting of shares of the Company’s Class A Common Stock and the Company’s Class  C Common Stock (valued at $10 per share) (the “Closing Equity Consideration”). In the event that the value of shareholder redemptions exceeds $417,500,000, then the Closing Cash Consideration and Closing Equity Consideration are subject to a dollar-for-dollar adjustment. In such case, current equity holders of System1 and Protected have, pursuant to the terms of the Business Combination Agreement, agreed to reduce the Closing Cash Consideration by such amount and proportionally increase the Closing Equity Consideration. If the value of shareholder redemptions exceeds $462,500,000, the current equity holders of System1 and Protected may elect, in their sole discretion, to further reduce the Closing Cash Consideration and proportionally increase the Closing Equity Consideration.

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

Sponsor Agreement

In connection with the execution of the Business Combination Agreement and the Backstop Agreement, as defined below, Trebia amended and restated (a) that certain letter agreement, dated June 19, 2020, by and among the Sponsors and Trebia and (b) that certain letter agreement, dated June 19, 2020, by and among Trebia, certain of the directors and officers of Trebia (the “Insiders”) and the other parties thereto, and entered into that certain sponsor agreement (the “Sponsor Agreement”) with the Sponsors, Cannae, the Insiders, System1 and Protected. Pursuant to the Sponsor Agreement, among other things, the Sponsors along with Cannae and the Insiders agreed (i) to vote any Trebia securities in favor of the Business Combination and other Trebia Shareholder Matters (as defined in the Business Combination Agreement), (ii) not to seek redemption of any Trebia securities, (iii) not to transfer any Trebia securities for the period beginning on the day of the Closing until the earlier of (x) 180 days following the Closing or (y) if the VWAP of System1 Group Class A Common Stock equals or exceeds $12.00 per share for any twenty (20) trading days within a period of thirty (30) consecutive trading days, 150 days thereafter, and (iv) to be bound to certain other obligations as described therein. BGPT Sponsor and Trasimene Sponsor have each also agreed to, in conjunction with the closing of the Business Combination, forfeit 1,450,000 Trebia Class B Ordinary Shares (2,900,000 in the aggregate). Trebia will also issue (x) 725,000 shares of System1 Group Class D Common Stock to Trasimene Sponsor and 725,000 shares of System1 Group Class D Common Stock to BGPT Sponsor, and (y) 725,000 System1 Group restricted stock units to each of Michael Blend and Just Develop It Limited, a private limited company incorporated in England and Wales, in the case of each of (x) and (y) subject to the BGPT Sponsor and Trasimene Sponsor forfeiture of 1,450,000 Trebia Class B ordinary shares. The System1 Group restricted stock units will be subject to the same vesting and other terms as the System1 Group Class D Common Stock. Additionally, (x) the Sponsors have agreed to, in conjunction with the closing of the Business Combination, forfeit up to 1,734,694 (in the aggregate) Trebia Class B Ordinary Shares in connection with the equity backstop commitments by Cannae and certain System1 and Protected equity holders and (y) Trebia has agreed to issue to Cannae or such System1 and Protected equity holders a number of System1 Group Class A Common Stock equal to such forfeiture, in the event and to the extent that Cannae and/or such System1 and Protected equity holders provide such backstop in connection with any valid shareholder redemptions.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 51,750,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption presented as temporary equity.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 12,937,500 Class B ordinary shares issued and outstanding.

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 10. FAIR VALUE MEASUREMENTS

Warrant Liability

The Warrants and FPA are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in fair value of the Warrants and FPA are recorded in the statements of operations each period.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2021.

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$25,012,500	$—	$—	$25,012,500
Private Warrants	—	—	11,938,334	11,938,334
Total Warrants Liabilities	$25,012,500	$—	$11,938,334	$36,950,834

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020.

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$35,880,000	$—	$—	$35,880,000
Private Warrants	—	—	17,125,335	17,125,335
Total Warrants Liabilities	$35,880,000	$—	$17,125,335	$53,005,335

FPA Liability	—	—	10,654,540	10,654,540

Grand Total	$35,880,000	$—	$27,779,875	$63,659,875

The Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: TREB.WS) as of the balance sheet dates.

The value of the Private Warrants was estimated using the Public Warrants’ publicly listed trading price (NYSE: TREB.WS) as of the balance sheet dates, which is considered a Level 3 fair value measurement. Given the Private Warrants and Public Warrants are similar instruments and the Public Warrants have quoted prices in an active market, the publicly listed trading price of the Public Warrants estimates the value of the Private Warrants.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement Warrant Liability
Fair value, December 31, 2020	$17,125,335
Change in fair value	(4,775,334)
Fair value, March 31, 2021	12,350,001
Change in fair value	1,811,333
Fair value, June 30, 2021	14,161,334
Change in fair value	(2,223,000)
Fair value, September 30, 2021	$11,938,334

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $75 million pursuant to the FPAs is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPAs. The fair value of the ordinary shares and warrants to be issued under the FPAs were based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $75 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. As of June 30, 2021, the FPA liability was reduced to zero as the FPA was terminated per the FPA Termination Agreement between Trebia and Cannae Holdings in conjunction with the Business Combination Agreement as discussed in Note 7.

TREBIA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA
Liability
Fair value, December 31, 2020	$10,654,540
Change in fair value	(7,494,372)
Fair value, March 31, 2021	3,160,168
Change in fair value	(3,160,168)
Fair value, June 30, 2021	$—

Transfers to/from Level 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers between Level 3 and any other level for the three months and nine months ended September 30, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward- looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and Form 10-K/A filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly applied the associated guidance to our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to various equity accounts since the inception of the Company as described in Note 2 above.

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

Subject to the terms of the Business Combination Agreement, the aggregate consideration to be paid to the equity holders of System1 and Protected in connection with the Business Combination will be a combination of cash and equity consideration. The aggregate cash consideration payable under the Business Combination Agreement will be approximately $462,500,000 (the “Closing Cash Consideration”) of which (x) approximately $212,500,000 cash proceeds will be received by System1 and Protected management equity holders (subject to certain adjustments set forth in the Business Combination Agreement), and (y) $250,361,620 cash proceeds will be received by certain non-management equity holders of System1. The aggregate equity consideration payable under the Business Combination Agreement will be approximately $667,500,000, consisting of shares of Trebia Class A Common Stock and Trebia Class C Common Stock (valued at $10 per share) (the “Closing Equity Consideration”). In the event that the value of shareholder redemptions exceeds $417,500,000, then the Closing Cash Consideration and Closing Equity Consideration are subject to a dollar-for-dollar adjustment. In such case, current equity holders of System1 and Protected have, pursuant to the terms of the Business Combination Agreement, agreed to reduce the Closing Cash Consideration by such amount and proportionally increase the Closing Equity Consideration. If the value of shareholder redemptions exceeds $462,500,000, the current equity holders of System1 and Protected may elect, in their sole discretion, to further reduce the Closing Cash Consideration and proportionally increase the Closing Equity Consideration.

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

Sponsor Agreement

In connection with the execution of the Business Combination Agreement and the Backstop Agreement (as defined below), Trebia amended and restated (a) that certain letter agreement, dated June 19, 2020, by and among the Sponsors and Trebia and (b) that certain letter agreement, dated June 19, 2020, by and among Trebia, certain of the directors and officers of Trebia (the “Insiders”) and the other parties thereto, and entered into that certain sponsor agreement (the “Sponsor Agreement”) with the Sponsors, Cannae, the Insiders, System1 and Protected. Pursuant to the Sponsor Agreement, among other things, the Sponsors along with Cannae and the Insiders agreed (i) to vote any Trebia securities in favor of the Business Combination and other Trebia Shareholder Matters (as defined in the Business Combination Agreement), (ii) not to seek redemption of any Trebia securities, (iii) not to transfer any Trebia securities for the period beginning on the day of the Closing until the earlier of (x) 180 days following the Closing or (y) if the VWAP of System1 Group Class A Common Stock equals or exceeds $12.00 per share for any twenty (20) trading days within a period of thirty (30) consecutive trading days, 150 days thereafter, and (iv) to be bound to certain other obligations as described therein. BGPT Sponsor and Trasimene Sponsor have each also agreed to, in conjunction with the closing of the Business Combination, forfeit 1,450,000 Trebia Class B Ordinary Shares (2,900,000 in the aggregate). Trebia will also issue (x) 725,000 shares of System1 Group Class D Common Stock to Trasimene Sponsor and 725,000 shares of System1 Group Class D Common Stock to BGPT Sponsor, and (y) 725,000 System1 Group restricted stock units to each of Michael Blend and Just Develop It Limited, a private limited company incorporated in England and Wales, in the case of each of (x) and (y) subject to the BGPT Sponsor and Trasimene Sponsor forfeiture of 1,450,000 Trebia Class B ordinary shares. The System1 Group restricted stock units will be subject to the same vesting and other terms as the System1 Group Class D Common Stock. Additionally, (x) the Sponsors have agreed to, in conjunction with the closing of the Business Combination, forfeit up to 1,734,694 (in the aggregate) Trebia Class B Ordinary Shares in connection with the equity backstop commitments by Cannae and certain System1 and Protected equity holders and (y) Trebia has agreed to issue to Cannae or such System1 and Protected equity holders a number of System1 Group Class A Common Stock equal to such forfeiture, in the event and to the extent that Cannae and/or such System1 and Protected equity holders provide such backstop in connection with any valid shareholder redemptions.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses with other income (expense) related to changes in recurring fair value measurement of our warrant and FPA liabilities at each reporting period.

For the three months ended September 30, 2021, we had net income of $6,099,689, consisting of $6,880,500 of gain on change in fair value of warrant liability, offset by formation and operational costs of $780,811.

For the nine months ended September 30, 2021, we had net income of $23,962,075, consisting of $16,054,501 of gain on change in fair value of warrant liability, $7,494,372 of gain on change in fair value of FPA liability and $3,160,168 of gain on termination of the FPA offset by formation and operational costs of $2,746,966.

For the three months ended September 30, 2020, we had net loss of $943,771 consisting of $173,155 of loss from operations and $2,299,616 of loss on change in fair value of FPA liability, offset by $1,529,000 of gain on change in fair value of warrant liability.

For the period from February 11, 2020 (Inception) through September 30, 2020, we had net loss of $9,432,442, consisting of $210,021 of loss from operations, $1,381,051 of transaction costs allocated to the warrants and FPA, $2,548,333 of loss on change in fair value of warrant liability, and $5,293,037 of loss on change in fair value of FPA liability.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsors and loans from our Sponsors.

On June 19, 2020, we consummated the Initial Public Offering of 51,750,000 Units, inclusive of the underwriters’ election to fully exercise their option to purchase an additional 6,750,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $517,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,233,334 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant generating gross proceeds of $12,350,000.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,116,536. Net income of $23,962,075 was affected by the change in the fair value of warrants of $16,054,501, change in the value of FPA liability of $10,654,540 and changes in operating assets and liabilities which provided $1,630,430 of cash from operating activities.

For the period from February 11, 2020, to September 30, 2020, cash used in operating activities was $356,778. Net loss of $9,432,442 was affected by the change in the fair value of warrants of $2,548,333, change in the value of FPA liability of $5,293,037, transaction costs incurred in connection with IPO of $1,381,051 and changes in operating assets and liabilities which used $146,757 of cash from operating activities.

As of September 30, 2021 and December 31, 2020, we had cash held in the Trust Account of $517,500,000. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, less taxes payable and deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021 and December 31, 2020, we had cash of $177,107 and $843,643, respectively held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On July 13, 2021 the Sponsors made available to the Company a loan of up to $500,000 pursuant to two promissory notes issued to the Company from the BGPT Sponsor in the amount of $212,500 and to Trasimene Sponsor $287,500. We are entitled to submit drawdown requests to the Sponsor from time to time and the proceeds from any amounts borrowed under the note will be used for on-going operational expenses and certain other expenses. The notes are unsecured, non-interest bearing and mature on the earlier of: (i) May 31, 2022, or (ii) the date on which the Company consummates a Business Combination. On July 13, 2021, we drew-down $106,250 under the BGPT Note and $143,750 under the Trasimene Note. On August 9, 2021, the Company drew-down an additional $75,000 under the BGPT Note. As of September 30, 2021, the outstanding balance under the promissory notes was $450,000.

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

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, related advisories and restrictions, and the availability of a vaccine. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our ability to complete our initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, and the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate our initial Business Combination in a timely manner.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In connection with the signing of the Business Combination Agreement and Backstop Agreement, Trebia and Cannae entered into FPA Termination Agreement to terminate the June 5, 2020 Forward Purchase Agreement.

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

Warrant and FPA Liabilities

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

Net Income (loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion of interest associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our annual report within the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on May 18, 2021 or the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A filed with the SEC on June 23, 2021

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this report.  As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

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

TREBIA ACQUISITION CORP.

Date: November [ ], 2021		/s/ Paul Danola
	Name:	Paul Danola
	Title:	President (Principal Executive Officer)

Date: November [ ], 2021		/s/ Tanmay Kumar
	Name:	Tanmay Kumar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)