Form 10-K/A
period 2020-12-31
Trebia Acquisition Corp.
filed 2021-12-01
CIK 1805833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.3

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39331

TREBIA ACQUISITION CORP.

(Exact name of registrant as specified in its Charter)

Cayman Islands	98-1531250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

41 Madison Avenue, Suite 2020
New York, NY	10010
(Address of principal executive offices)	(Zip Code )
(646) 450-9187
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	TREB.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	TREB	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TREB WS	The New York Stock Exchange

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

As of November 29, 2021, there were 51,750,000 Class A ordinary shares, $0.0001 par value per share, and 12,937,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment”) amends and restates certain items noted below of the Annual Report on Form 10-K of Trebia Acquisition Corp. (the “Company”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2021 (the “Original 10-K”), as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on May 18, 2021 (“Amendment No. 1”) and that certain Amendment No. 2 on Form 10-K/A filed with the SEC on June 23, 2021 (“Amendment No. 2” and, together with Amendment No.1 and the Original 10-K, the “Amended Filing”). This Amendment reflects the correction of an error in the Company’s unaudited interim financial statements for the periods ended March 31, 2021, June 30, 2020 and September 30, 2020 and its audited financial statements as of and for the period ended December 31, 2020 (the “Affected Periods”).

The Company previously filed Amendment No.1 in order to restate its financial statements for the Affected Periods to reflect a correction in its accounting for its public warrants and private placement warrants (collectively, the “Warrants”) entered into in connection with the Company's initial public offering as well as a forward purchase agreement entered into with the Company's anchor investor (the “FPA”) as derivative liabilities instead of as components of equity and a contractual obligation, respectively. The Company previously filed Amendment No. 2 in order to restate its financial statements for the Affected Periods to reflect a correction to its accounting for the classification of Class A ordinary shares between temporary equity and permanent equity considering the impact of the FPA, which was expected to close substantially concurrent with an initial business combination, upon the maximum redemption value.

In connection with the preparation of the Company's financial statements for the period ended September 30, 2021, the Company determined that it is necessary reclassify its Class A ordinary shares between temporary equity and permanent equity. The Company is filing this Amendment to reflect a further restatement resulting from the Company’s prior classification of Class A ordinary shares between temporary equity and permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of approximately $10.00 per share of Class A ordinary shares while also taking into consideration the maximum redemption value in conjunction with the FPA that is expected to close substantially concurrent with an initial business combination, which would result in an additional $75,000,000 in net tangible assets. Management of the Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A ordinary shares (“Redeemable Shares”) issued in connection with the Company’s initial public offering. Historically, a portion of the Redeemable Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, the Company’s management has determined that the Redeemable Shares include certain provisions that require classification of the Redeemable Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. Upon the re-evaluation of the application of ASC 480-10-S99-3A, the Company concluded that redemption value should include all Redeemable Shares resulting in the ordinary shares subject to possible redemption being equal to $517,500,000 for all periods.

As a result, on November 12, 2021, after consultation between the Company’s management and audit committee, the Company concluded that the financial statements for the Affected Periods should no longer be relied upon and are to be restated in order to correct the error in the classification of Class A ordinary shares. This restatement is more fully described in Note 2 of the notes to the financial statements included herein.

The change in classification of the Class A ordinary shares did not have any impact on our liquidity, cash flows, revenues, or costs of operating our business and the other non-cash adjustments to our financial statements, in all the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in classification of Class A ordinary shares does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the Affected Periods.

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

This Amendment also includes an update to Part II, Item 10, Directors, Executive Officers and Corporate Governance to correct an unrelated error to the membership of the Company’s Compensation Committee. The Company’s Compensation Committee is and has since the Company’s Initial Public Offering been comprised of the James B. Stallings and Lance Levy. Mr. Stallings serves as chair of the Committee. This Amendment also includes an update to Part I, Item 1, Business, to correct an unrelated error to the website address of the Company. The Company’s website address is and has since the Company’s Initial Public Offering been www.trebiaacqcorp.com.

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K, Amendment No.1 and Amendment No. 2, this Amendment speaks as of the date of the filing of the Original Form 10-K as does Amendment No.1 and Amendment No. 2. The disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement as described in this Amendment. Among other things, forward-looking statements made in the Original 10-K, Amendment No.1 and Amendment No. 2 have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-K, Amendment No. 1 and Amendment No. 2 and such forward looking statements should be read in their historical context. Currently dated certifications from the Company’s principal executive officer and principal financial officer are also attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment should be read in conjunction with the Company’s other SEC filings.

TREBIA ACQUISTION CORP.

FORM 10-K/A

PART I

Additional Information

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or the other documents filed or incorporated herein by reference as exhibits. Please see “Item 15, Exhibits, Financial Statement Schedules” in this report for a complete list of those exhibits.

Special Note Regarding Forward-Looking Statements

Please see the note under “Statement Regarding Forward-Looking Information” for a description of special factors potentially affecting forward-looking statements included in this report.

Item 1.Business

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through December 31, 2020 relates to the Company’s formation, our initial public offering (“Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues unless and until completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

On February 18, 2020, the Sponsors purchased 10,781,250 of the Company's Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On June 16, 2020, the Company effected a share dividend of 2,156,250 shares, resulting in the Sponsors holding an aggregate of 12,937,500 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,687,500 shares subject to forfeiture by the Sponsors to the extent that the underwriters' over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company's issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,687,500 Founder Shares are no longer subject to forfeiture.

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

Although we may pursue targets in any industry, we intend to focus on industries that complement our sponsors' background in financial services, technology, software, data, analytics, services and related areas. Our acquisition strategy will leverage Trasimene Capital's (“Trasimene”) and Bridgeport Partners' (“Bridgeport”) network of proprietary deal sourcing where we believe a combination of industry research and lending relationships will provide us with a number of business combination opportunities. Additionally, we expect that relationships cultivated from years of transaction experience with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants will provide potential opportunities for Trebia Acquisition Corp. Our business strategy is to identify and complete our initial business combination, with a company that complements the experience of our sponsors and can benefit from their operational expertise. Our selection process will leverage our sponsors' broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our sponsors' extensive experience and demonstrated success in both investing in and operating businesses across a variety of industries, developing a distinctive combination of capabilities including:

• a track record of building industry-leading companies and proven ability to deliver shareholder value over an extended time period with above-market- average investment returns that are multiples greater than comparable benchmarks;

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsors, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Conflicts of Interest.”

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder's shares are not purchased by us, our sponsors or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders' ability to redeem no more than 15% of the shares sold in this offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Our sponsors, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of our offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, subject to the limitations described in our prospectus.” For example, our board of directors may propose such an amendment if it determines that additional time is necessary to complete our initial business combination. In such event, we will conduct a proxy solicitation and distribute proxy materials pursuant to Regulation 14A of the Exchange Act seeking shareholder approval of such proposal and, in connection therewith, provide our public shareholders with the redemption rights described above upon shareholder approval of such amendment. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

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

Statement Regarding Forward-Looking Information

Some of the statements contained in this Report constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•our ability to complete an initial business combination;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•the proceeds of the forward purchase securities being available to us;

•our potential ability to obtain additional financing to complete our initial business combination;

•the ability of our officers and directors to generate a number of potential investment opportunities;

•our public securities’ potential liquidity and trading;

•the limited history of a market for our securities;

•the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•the trust account not being subject to claims of third parties;

•our financial performance; or

•the outcome of any known and unknown litigation and regulatory proceedings.

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

Additional Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our website address is www.trebiaacqcorp.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.

Our executive offices are located at 41 Madison Avenue, Suite 2020, New York, NY 10010 and our telephone number at that location is (646) 450-9187.

Item 1A.Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•Past performance by Trasimene Capital and Bridgeport Partners, or their respective affiliates (including the founder and our management team), including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

•Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•If we seek stockholder approval of our initial business combination, our initial shareholders, members of our management team and Cannae Holdings have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•The requirement that we complete an initial business combination within 24 months after the closing of the IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•We may not be able to complete an initial business combination within 24 months after the closing of the IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•Legal proceedings in connection with the business combination, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

•The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

•If we seek stockholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock

•You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•You will not be entitled to protections normally afforded to investors of many other blank check companies.

•Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

•If the net proceeds are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsors or management team to fund our search and to complete our initial business combination.

•If we have not completed an initial business combination within 24 months from the closing of the IPO, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

•The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of the shares of our Class A common stock.

•We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

•Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

•Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, executive officers, directors or existing holders which may raise potential conflicts of interest.

•Since our sponsors, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC's “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Our sponsors, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our offering. We may not be able to find a suitable target business and complete an initial business combination within 24 months after the closing of our offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders' rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the completion of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the coronavirus, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of the coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company's personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.

In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

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

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

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

Since the net proceeds of our offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not completed during that time. We believe that, upon closing of our offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsors will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsors, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Neither our sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors or an affiliate of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

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

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC's “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Subsequent to the closing of our offering, our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding Class A ordinary shares (assuming they do not purchase any units in our offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units in our offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsors, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“US GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

• reduced liquidity for our securities;

• a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•  a limited amount of news and analyst coverage; and

• a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders' ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•restrictions on the nature of our investments; and

•restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•registration as an investment company;

•adoption of a specific form of corporate structure; and

•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

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

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no such warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption from state registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our offering. In such an instance, our sponsors and their transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our offering. In such an instance, our sponsors and their transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder's investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

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

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one- to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

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

In particular, certain of our officers and directors have fiduciary and contractual duties to other blank check companies, Foley Trasimene Accquisition Corp I (“Foley Trasimene”), Foley Trasimene Acquisition Corp. II (“Foley Trasimene II”), Austerlitz

Acquisition Corporation I (“Austerlitz I”) and Austerlitz Acquisition Corporation II (“Austerlitz II”). Foley Trasimene II may seek to complete a business combination in any location and are focusing on the financial technology industry for a business combination. Further, Mr. Foley serves as a director of Foley Trasimene II, Austerlitz I and Austerlitz II. Further, Mr. Martire serves as a director of Foley Trasimene I. Further, Mr. Linehan serves as a director of Foley Trasimene II.

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

In light of the involvement of our sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this Report entitled “ Conflicts of Interest.” Our founders and our directors and officers, Trasimene Capital and Bridgeport Partners or their affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of this Report entitled “ Business” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsors, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

General Risk Factors

Our Warrants and FPA are accounted for as liabilities and the changes in value of our Warrants and FPA could have a material effect on our financial results. Our Class A ordinary shares are classified as temporary equity at each period outside of permanent equity.

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

The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control in accordance with ASC 480, paragraph 10-S99. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity for December 31, 2020.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020, related to the accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 22, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. In addition, on June 1, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that in light of the further restatement to the classification of the Company's Class A ordinary shares between temporary and permanent equity, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. Further, in connection with the preparation of the Company's financial statements for the period ended September 30, 2021, we determined that it is necessary reclassify the Class A ordinary shares between temporary equity and permanent equity and on November 12, 2021, our audit committee concluded that it was appropriate to further restate our previously issued audited financial statements as of and for the period ended December 31, 2020. In light of the foregoing, we have identified a material weakness related to our accounting for complex financial instruments.

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

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020. In addition, on June 1, 2021, and November 15, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that in light of the further restatement to the classification of the Company's Class A ordinary shares between temporary and permanent equity, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “—Our warrants and FPA are accounted for as liabilities and the changes in value of our warrants and FPA could have a material effect on our financial results. Our Class A ordinary shares are classified as temporary equity outside of permanent equity at each period.” As part of the Restatement, we identified material weaknesses in our internal controls over financial reporting.

As a result of these material weaknesses and the related restatements to the change in accounting for the Warrants and FPA, and the reclassification of Class A ordinary shares as temporary equity outside of permanent equity at each period, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

On May 25, 2021, we received a notice (the “NYSE Notice”) from the NYSE indicating that the Company was not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Form 10- Q”) with the SEC. The NYSE Notice had no immediate effect on the listing of the Company’s securities on the NYSE. We have regained compliance with the NYSE listing rules, but could be subject to addition delisting procedures should be delinquent in future filing or fail to maintain minimum listing standards.

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

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of our prospectus captioned “Certain Tax Considerations—Certain United States Federal Income Tax Considerations—U.S. Holders”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of our prospectus captioned “Certain Tax Considerations—Certain United States Federal Income Tax Considerations—U.S. Holders—PFIC Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund (“QEF”) election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A ordinary shares held by non-affiliates equals or exceeds $700.0 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes- Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

Market Information

Our Units began trading on the NYSE under the symbol “TREB.U” on June 16, 2020. Commencing on August 6, 2020, holders of the Units could elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of the Class A common stock and Warrants that are separated, trade on the NYSE under the symbols “TREB” and “TREB WS,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “TREB.U.”

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

Restatement

Pursuant to Amendment No. 1 and Amendment No. 2, the Company restated its historical financial statements for all periods to reclassify its Warrants and FPA as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company previously treated the Warrants and FPA.

Pursuant to Amendment No. 3, the Company restated its historical financial statements to reclassify its Class A ordinary shares subject to possible redemption from permanent to temporary equity at their redemption value as of and for the period ended December 31, 2020 and for all interim periods. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, as of December 31, 2020, the Company improperly valued its Class A ordinary shares subject to possible redemption. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity for December 31, 2020. This resulted in an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original 10-K and the Amended Filings. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A, Controls and Procedures, both contained herein.

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

We account for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants is estimated using the value of the Public Warrants’ quoted market price. The fair value of the FPAs has been estimated using a probability- weighted discounted cash flow approach. See Note 9 to the Company’s financial statements included in Item 15 of Part IV of this Amendment for further discussion of the pertinent terms of the Warrants and Note 10 to those financial statements for further discussion of the methodology used to determine the value of the Warrants and FPA.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net (Loss) per Common Share

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

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

None.

Item 9A.Controls and Procedures Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 9B.Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

PART III

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company's board of directors, would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Lance Levy, Mark D. Linehan and James B. Stallings are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Upon the effectiveness of the registration statement of which this prospectus forms a part, we will establish an audit committee of the board of directors. Mark D. Linehan, Lance Levy and James B. Stallings will serve as members of our audit committee. Our board of directors has determined that each of Mark D. Linehan, Lance Levy and James B. Stallings is independent under the NYSE listing standards and applicable SEC rules. Mark D. Linehan will serve as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mark D. Linehan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The primary functions of the audit committee include:

•appointing, determining compensation and overseeing our independent registered public accounting firm;

•reviewing and approving the annual audit plan for the Company;

•overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•monitoring our environmental sustainability and governance practices;

•discussing earnings press releases and financial information provided to analysts and rating agencies;

•discussing with management our policies and practices with respect to risk assessment and risk management;

•reviewing any material transaction with our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

•producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Compensation Committee

The members of our compensation committee are James B. Stallings and Lance Levy, and James B. Stallings. serves as chairman of the compensation committee.

Our board of directors has determined that each of James B. Stallings. and Lance Levy are independent in accordance with the NYSE listing standards and for the purposes of serving on the compensation committee.

The principal functions of the compensation committee include:

•reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

•setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

•making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

•approving any employment or severance agreements with our Section 16 Officers;

•granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

•approving the compensation of our directors; and

•producing an annual report on executive compensation for inclusion in our proxy statement, if required in accordance with applicable rules and regulations.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which will be specified a charter to be adopted by us, generally provide that persons to be nominated:

•should have demonstrated notable or significant achievements in business, education or public service;

•should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

•duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•directors should not improperly fetter the exercise of future discretion;

•duty to exercise powers fairly as between different sections of shareholders;

•duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•duty to exercise independent judgment.

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

Name and Address of Beneficial	Number of Shares Beneficially	Percentage of Outstanding
Owner (1)	Owned (2)	Common Stock
Trasimene Trebia LP (3)	7,395,937	11.4%
BGPT Trebia LP (4)	5,466,563	8.4%
William P. Foley, II (3)	7,395,937	11.4%
Frank R. Martire, Jr. (4)	5,466,563	8.4%
Frank Martire, III (4)	5,466,563	8.4%
Integrated Core Strategies (US) LLC	3,038,415	5.9%
Ratan Capital Master Fund, Ltd	2,883,500	5.5%
Paul Danola	—	—
Tanmay Kumar	—	—
Lance Levy	25,000	*
Mark D. Linehan	25,000	*
James B. Stallings	25,000	*
All officers and directors as a group (7 individuals)	12,937,500	20.0%

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

On February 18, 2020, the Sponsors purchased 10,781,250 of the Company's Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On June 16, 2020, the Company effected a share dividend of 2,156,250 shares, resulting in the Sponsors holding an aggregate of 12,937,500 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,687,500 shares subject to forfeiture by the Sponsors to the extent that the underwriters' over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company's issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,687,500 Founder Shares are no longer subject to forfeiture.

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

(2)Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going- forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by Marcum LLP, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Description of Exhibits

3.1	Certificate of Incorporation. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (2)
3.3	Form of Amended and Restated Memorandum and Articles of Association (3)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Description of registrant’s securities (4)
4.5	Warrant Agreement, dated June 19, 2020, between the Company and Continental Stock Transfer & Trust Company. (2)
10.1	Investment Management Trust Agreement, dated June 19, 2020, between the Company and Continental Stock Transfer & Trust Company. (2)
10.2	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein. (2)
10.3	Private Placement Warrants Purchase Agreement, dated June 16, 2020, between the Company and the Sponsors. (2)
10.4	Administrative Services Agreement, dated June 12, 2020, between the Company and BGPT Trebia LP. (2)
10.5	Letter Agreement, dated June 19, 2020, between the Company and the Sponsors. (2)
10.6	Letter Agreement, dated June 19, 2020, between the Company and each of its officers and directors. (2)
10.7	An Indemnity Agreement, dated June 19, 2020, between the Company and William P. Foley, II. (2)
10.8	An Indemnity Agreement, dated June 19, 2020, between the Company and Frank R. Martire, Jr. (2)
10.9	An Indemnity Agreement, dated June 19, 2020, between the Company and Lance Levy. (2)
10.11	An Indemnity Agreement, dated June 19, 2020, between the Company and Mark D. Linehan. (2)
10.12	An Indemnity Agreement, dated June 19, 2020, between the Company and James B. Stallings. (2)
10.13	An Indemnity Agreement, dated June 19, 2020, between the Company and Paul Danola. (2)
10.14	An Indemnity Agreement, dated June 19, 2020, between the Company and Tanmay Kumar. (2)
10.15	Promissory Note, dated February 18, 2020, issued to BGPT Trebia LP. (2)
10.16	Securities Subscription Agreement, dated February 18, 2020, between the Registrant and the Sponsors. (1)
10.17	Forward Purchase Agreement dated June 5, 2020 between the Registrant and Cannae Holdings, Inc. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

(1)Previously filed as an exhibit to our Form S-1 (File No. 333-238824), filed with the Securities and Exchange Commission on June 1, 2020

(2)Previously filed as an exhibit to our Current Report on Form 8-K filed on June 16, 2020 and incorporated by reference herein

(3)Previously filed as an exhibit to our Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-238824), filed with the Securities and Exchange Commission on June 11, 2020

(4)Previously filed as an exhibit to our Original 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREBIA ACQUISITION CORP.

Dated: November 30, 2021	By:	/s/ Tanmay Kumar
	Name:	Tanmay Kumar
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Danola	President (Principal Executive Officer)	November 30, 2021
Paul Danola

/s/ Tanmay Kumar	Chief Financial Officer (Principal Financial and Accounting Officer)	November 30, 2021
Tanmay Kumar

/s/ William P. Foley, II	Co-Founder and Director	November 30, 2021
William P. Foley, II

/s/ Frank R. Martire, Jr.	Co-Founder and Director	November 30, 2021
Frank R. Martire, Jr.

/s/ Lance Levy	Director	November 30, 2021
Lance Levy

/s/ Mark D. Linehan	Director	November 30, 2021
Mark D. Linehan

/s/ James B. Stallings	Director	November 30, 2021
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

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Philadelphia, PA

April 1, 2021, except for the effects of the restatement discussed in Notes 2, 3, 8 and 10 as to which the date is December 1, 2021

TREBIA ACQUISITION CORP.

BALANCE SHEET (Restated)

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$843,643
Prepaid expenses	209,790
Total Current Assets	1,053,433

Cash held in Trust Account	517,500,000
Total Assets	$518,553,433

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$613,050
Warrant Liability	53,005,335
FPA Liability	10,654,540
Deferred underwriting fee payable	18,112,500
Total Liabilities	82,385,425

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 51,750,000 shares at redemption value	517,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized, none issued and outstanding (excluding 51,750,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,937,500 shares issued and outstanding	1,294
Additional paid-in capital	—
Accumulated deficit	(81,333,286)
Total Shareholders’ Deficit	(81,331,992)

Total Liabilities and Shareholders’ Deficit	$518,553,433

The accompanying notes are an integral part of these financial statements.

TREBIA ACQUISITION CORP.

STATEMENT OF OPERATIONS (Restated)

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$806,028
Loss from operations	(806,028)

Other expense/loss
Offering Costs Related to Warrants and FPA	(1,381,051)
Loss on change in fair value of Warrant Liability	(17,328,667)
Loss on change in fair value of FPA Liability	(10,399,002)
Net loss	$(29,914,748)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	31,145,833

Basic and diluted net loss per share, Class A ordinary shares	$(0.69)

Basic and diluted weighted average shares outstanding, Class B nonredeemable ordinary shares	12,265,625

Basic and diluted net loss per share, Class B nonredeemable ordinary shares	$(0.69)

The accompanying notes are an integral part of these financial statements.

TREBIA ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT (Restated)

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to BGPT Trebia LP	—	—	12,937,500	1,294	23,706	—	25,000

Contribution in excess of fair value of private placement warrants	—	—	—	—	823,332	—	823,332

Net loss	—	—	—	—	—	(29,914,748)	(29,914,748)
Accretion of Class A shares to redemption value	—	—	—	—	(847,038)	(51,418,538)	(52,265,576)

Balance – December 31, 2020, as restated	—	$—	12,937,500	$1,294	$—	$(81,333,286)	$(81,331,992)

The accompanying notes are an integral part of these financial statements.

TREBIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS (Restated)

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(29,914,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Warrant Liability	17,328,667
Change in fair value of FPA Liability	10,399,002
Changes in operating assets and liabilities:
Prepaid expenses	(209,790)
Accrued expenses	613,050
Net cash used in operating activities	(402,768)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(517,500,000)
Net cash used in investing activities	(517,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to BGPT Trebia LP	25,000
Proceeds from sale of Units, net of underwriting discounts paid	507,150,000
Proceeds from sale of Private Placement Warrants	12,350,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(778,589)
Net cash provided by financing activities	518,746,411

Net Change in Cash	843,643
Cash – Beginning	—
Cash – Ending	$843,643

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial classification of Warrant Liability	$35,676,668
Initial classification of FPA Liability	$255,538
Initial classification of Class A ordinary shares subject to possible redemption	$517,500,000
Deferred underwriting fee payable	$18,112,500

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company's Class A ordinary shares subject to redemption have been recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of an initial business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial business combination.

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the accounting for our Warrants and FPA under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants and FPA meet the definition of a derivative under ASC 815-40, we have restated the financial statements to classify the Warrants and FPA as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date in Amendment No. 1 on Form 10-K/A for the period of December 31, 2020. Following the process of evaluating the accounting for the Company's outstanding warrants and FPA and in connection with the preparation of the Company's financial statements for the period

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

ended March 31, 2021, the Company also determined that it was necessary to further restate its financial statements to reclassify Class A ordinary shares between temporary equity and permanent equity which the Company filed in Amendment No. 2 on Form 10-K/A for the period of December 31, 2020.

In connection with the preparation of the Company's financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, as of December 31, 2020, the Company improperly valued its Class A ordinary shares subject to possible redemption. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company's control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity for December 31, 2020. This resulted in an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The impact of the Third Restatement on the Company's financial statements is reflected in the following table.

	As Reported Per
	Amendment #2	Adjustment	As Restated
Balance Sheet as of June 19, 2020
Additional paid-in capital	$591,876	$(591,876)	$—
Accumulated deficit	(53,396,448)	591,876	(52,804,572)

Balance Sheet as of June 30, 2020
Additional paid-in capital	591,876	(591,876)	—
Accumulated deficit	(60,499,085)	591,876	(59,907,209)

Balance Sheet as of September 30, 2020
Additional paid-in capital	591,876	(591,876)	—
Accumulated deficit	(61,442,856)	591,876	(60,850,980)

Balance Sheet as of December 31, 2020
Class A ordinary shares subject to possible redemption	$511,622,540	$5,877,460	$517,500,000
Class A ordinary shares	$59	$(59)	$—
Additional paid-in capital	$6,724,439	$(6,724,439)	$—
Accumulated deficit	$(82,180,324)	$847,038	$(81,333,286)
Total Shareholders’ Deficit	$(75,454,532)	$(5,877,460)	$(81,331,992)

Statement of Operations for the Period from February 11, 2020 (Inception) through June 30, 2020
Weighted average shares outstanding, Class A ordinary shares	51,750,000	(47,683,929)	4,066,071
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.55)	$(0.55)
Weighted average shares outstanding, Class B ordinary shares	11,389,568	(6,979)	11,382,589
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.74)	$0.19	$(0.55)

Statement of Operations for the Three Months Ended June 30, 2020
Weighted average shares outstanding, Class A ordinary shares	51,750,000	(45,494,505)	6,255,495
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.48)	$(0.48)
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.74)	$0.26	$(0.48)

Statement of Operations for the Period from February 11, 2020 (Inception) through September 30, 2020
Weighted average shares outstanding, Class A ordinary shares	51,750,000	(28,774,784)	22,975,216
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.27)	$(0.27)
Weighted average shares outstanding, Class B ordinary shares	12,022,500	(23,308)	11,999,192
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.78)	$0.51	$(0.27)

Statement of Operations for the Three Months Ended September 30, 2020
Weighted average shares outstanding, Class A ordinary shares	51,750,000	—	51,750,000
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.00)	$(0.01)	$(0.01)
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.07)	$0.06	$(0.01)

Statement of Operations for the Period from February 11, 2020 (Inception) through December 31, 2020 (audited)
Weighted average shares outstanding, Class A ordinary shares	51,750,000	(20,604,167)	31,145,833
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.69)	$(0.69)
Weighted average shares outstanding, Class B ordinary shares	12,288,052	(22,427)	12,265,625
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(2.43)	$1.74	$(0.69)

Statement of Changes in Shareholders' Equity (Deficit) for the Three Months Ended June 30, 2020
Offering costs allocated to equity in connection with Initial Public Offering	(27,860,038)	27,860,038	—
Initial Classification of Public Warrants	(24,150,000)	24,150,000	—
Initial Classification of FPA Liability	(255,538)	255,538	—
Accretion of Class A ordinary shares to redemption value	—	(52,265,576)	(52,265,576)
Total Shareholders’ deficit	(59,905,915)	—	(59,905,915)

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended December 31,2020
Change in value of ordinary shares subject to possible redemption	5,877,460	(5,877,460)	—
Total Shareholders’ deficit	(75,454,532)	(5,877,460)	(81,331,992)

Statement of Cash Flows for the Period from February 11, 2020 (Inception) through December 31, 2020 (audited)
Change in Class A ordinary shares subject to possible redemption	(5,877,460)	5,877,460	—

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. Offering costs were allocated on a relative fair value basis between temporary equity and expense. The portion of offering costs allocated to the Warrants and FPA has been charged to expense. The portion of offering costs allocated to the Class A ordinary shares has been charged to temporary equity.

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

We account for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Warrants is estimated using the Public Warrants' quoted market price. The fair value of the FPAs has been estimated using a probability-weighted discounted cash flow approach. See Note 9 to the Company’s financial statements included in Item 15 of Part IV of this Amendment for further discussion of the pertinent terms of the Warrants and Note 10 to those financial statements for further discussion of the methodology used to determine the value of the Warrants and FPA.

Class A Ordinary Shares Subject to Possible Redemption (Restated - See Note 2 - Amendment 3)

The Company accounts for Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company's conditionally redeemable Class A Ordinary Shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, the 51,750,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders' equity section of the Company's balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2020, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$517,500,000
Less:
Proceeds allocated to Public Warrants	(24,150,000)
Class A ordinary shares issuance costs	(28,115,576)
Plus:
Accretion of carrying value to redemption value	52,265,576

Class A ordinary shares subject to possible redemption	$517,500,000

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Net (Loss) Per Share (Restated – See Note 2)

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

Net (Loss) Per Share (Restated – See Note 2)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period.

The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 25,483,334 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from
	February 11,
	2020 (Inception) Through
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(21,462,531)	$(8,452,217)
Denominator:
Basic and diluted weighted average shares outstanding	31,145,833	12,265,625
Basic and diluted net loss per ordinary share	$(0.69)	$(0.69)

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Promissory Note - Related Party

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. SHAREHOLDERS’ EQUITY (Restated - See Note 2)

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

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 51,7500,000 Class A ordinary shares subject to possible redemption, which is presented within temporary equity.

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 —Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●in whole and not in part;
●at a price of $0.01 per Public Warrant;
●upon not less than 30 days’ prior written notice of redemption to each warrant holder and
●if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30 trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 —Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●in whole and not in part;
●at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Class A ordinary shares;

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

●if, and only if, the Reference Value (as defined in the above under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like); and
●if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) the private placement warrants must also be concurrently called for redemption on the same terms (except as described below with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsors or their affiliates, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described above adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

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

TREBIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(1)Represents the non-cash loss on change in valuation of the Private Placement Warrants and is included in Loss on change in fair value of warrant liability on the statement of operations.

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

(1)Represents the non-cash loss on change in valuation of the FPA liability and is included in Recognized loss on change in fair value of FPA liability on the statement of operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.