Form 10-K
period 2021-12-31
System1, Inc.
filed 2022-03-31
CIK 1805833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39331

System1, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	98-1531250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4235 Redwood Avenue
Marina Del Rey, CA	90066
(Address of principal executive offices)	(Zip Code )
(310)-924-6037
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SST	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50 per share	SST.WS	The New York Stock Exchange

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

The aggregate market value of voting and non-voting stock held by non-affiliates of Trebia Acquisition Corp (“Trebia”), predecessor of the registrant, on June 30, 2021, based on the closing price of $9.90 for shares of Trebia’s Class A ordinary shares, was approximately $512,325,000 . As of June 30, 2021, the registrant’s Class A common stock were not publicly traded.

As of March 15, 2022, there were 81,696,614  Class A common stock, $0.0001 par value per share, issued and outstanding.

System1, Inc.

FORM 10-K

PART I

Explanatory Note

System1, Inc. (formerly known as Trebia Acquisition Corp. or “Trebia”) was originally incorporated on February 11, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 16, 2020, Trebia consummated an initial public offering, after which its securities began trading on The New York Stock Exchange (“NYSE”).On January 27, 2022 (the “Closing Date”), System1, Inc. consummated the previously announced business combination pursuant to the Business Combination Agreement dated June 28, 2021, as amended by that certain Amendment No. 1 to the Business Combination Agreement, dated November 30, 2021 and that certain Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022 (the “BCA”), by and among S1 Holdco, LLC, a Delaware limited liability company (“S1 Holdco”), System1 SS Protect Holdings, Inc., a Delaware corporation (“Protected” and, together with S1 Holdco, collectively, “System1” or the “Companies”) and Trebia, with System 1, Inc. continuing as the surviving corporation. In connection with the Business Combination, the registrant changed its name from Trebia Acquisition Corp. to System1, Inc. System1, Inc. beneficially holds a majority of the voting power of all outstanding shares of the common stock, par value $0.0001. Following the Closing Date, System1, Inc. changed the trading symbols for its Common Stock and Warrants on NYSE from “TREB” and “TREB.U” to “SST” and “SST.WS.”

This Annual Report on Form 10-K (the “Annual Report”) principally describes the business and operations of the Company following the Business Combination, other than the audited consolidated financial statements for the year ended December 31, 2021 and for the period from February 11, 2020 (inception) through December 31, 2020 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations of Trebia prior to the Business Combination. Substantially concurrently with the filing of this Annual Report, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on February 2, 2022, which will include the audited consolidated financial statements of S1 Holdco, LLC and Protected.net Group Limited for the year ended December 31, 2021 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K for more information.

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

Item 1.Business

Introductory Note

The following describes the business of System1, Inc. Except where otherwise noted, all references to “we,” “us,” “our,” “SST,” or the “Company,” are to System1, Inc.

Description of Business

System1 operates an omnichannel customer acquisition platform, delivering high-intent customers to our advertisers and to our own subscription products. Our proprietary responsive acquisition marketing platform, or RAMP, has 3 primary components. First, RAMP utilizes machine learning to identify and direct marketing campaigns to potential customers across major advertising networks. Second, once these potential intent-driven customers respond to or interact with our marketing efforts, RAMP directs them to our network of over 40 owned and operated websites which is focused on further qualifying customer purchase intent and providing us with first party intent data. For the three months ended December 31, 2021, our websites which include leading search engines like info.com and Startpage.com and digital media sites and utilities such as HowStuffWorks, MapQuest and Wallet Genius, received an average of 185 million visits per month in the aggregate. Third, after potential customers reach our websites and we further qualify their purchase or consumer intent, RAMP enables us to monetize these customers by delivering advertisements either provided by our advertisers or advertising networks or for our own proprietary subscription products.

RAMP. Our RAMP technology platform is the key to our business success, and expanding and scaling its capabilities has been the focus of our software development, engineering efforts and acquisitions since our inception. Operating across a wide variety of major advertising networks, RAMP identifies potential customers, qualifies their purchase intent and then monetizes these customers through our relationships with advertisers and advertising networks. RAMP also allows advertising platforms and publishers, which we refer to as our network partners, to direct user traffic to our websites or our advertising solutions, which we then monetize on their behalf for a share of revenue generated. RAMP powers our network of owned and operated websites and will, following the Business Combination, power our subscription products.

Through RAMP, we process over 15 million advertising campaign optimizations and ingest 5 billion rows of data across over 50 advertising verticals on a daily basis. RAMP enables us to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data regarding monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals in order to yield optimized returns.

Our advertising channels. RAMP operates across a variety of advertising channels. The advertising networks we work with range from the largest established networks like Google and Facebook to newer but growing networks like Taboola, Snap and Outbrain. We regularly evaluate add new advertising networks as they achieve scale.

We monetize customers across a range of over 50 major advertising verticals including health, subscription, finance, insurance, business and technology, travel, auto, and other direct-to-consumer businesses. We believe our ability to efficiently acquire customers across a wide range of advertising verticals is a key differentiator of our business. In the increasingly complex and fast-evolving marketplace of digital marketing, changing consumer demand is dictated by temporal and cyclical factors and personal preferences. Our ability to shift RAMP’s focus to match customer demand insulates our business from shifts in the economic cycle or changes in customer demand. Our advertisers and advertising networks comprise over 100 companies and include top brands and large global advertising networks such as Google, Microsoft and Yahoo!.

In connection with the Business Combination, we combined S1 Holdco with Protected, a company that markets and distributes a downloadable subscription consumer security and privacy software called TotalAV. Launched in 2016, Protected UK had 2.3 million paying subscribers as of December 31, 2021, and the business has grown to revenue of $144.6 million in 2021. In late 2018, we acquired a majority interest in Protected.net Group Limited, a private limited company organized under the laws of England and Wales and the current operating subsidiary of Protected ("Protected UK"), and subsequently sold this interest to a group of investors led by System1 and Protected's existing management in the fourth quarter of 2020. Protected’s downloadable software provides real-time antivirus protection, a safe-browsing / VPN feature, adblocking, identity-theft protection, blocking of malicious websites and data breach monitoring. The need for Protected’s products is more critical than ever in today’s increasingly digital world, where people’s information is increasingly vulnerable to digital attacks. This is more evident and necessary as people continue to transition to remote work from home environments, conduct virtual meetings and actively engage in online gaming, streaming, shopping, telemedicine and other daily online transactions. Protected stands between today’s cyber-criminals and its global subscriber bases’ digital profiles, helping secure their personal and financial information and critical technology, including devices, identities and online privacy. We believe that Protected’s software will seamlessly integrate with our platform, and we expect it to be the first of several online subscription products/services where customer acquisition is powered by RAMP.

Strategy

We believe RAMP can be efficiently deployed across the quickly evolving and rapidly expanding digital advertising market. As the total available market for digital advertising expands, we believe we are well-positioned to deliver superior results and performance to advertisers and our network partners through our extensive relationships with leading advertisers and advertising networks, and to better match consumers with the products or services that match their intent.

Our goal is to continue to improve and extend the scope of RAMP by continuing to evolve and adapt to the ever changing landscape of new sources of online user traffic, better monetization tools and growing areas of advertising demand. To achieve this goal, we intend to continue to grow our business by pursuing the following growth strategies:

Grow Existing Business Lines. We plan to expand the number of advertising partners that are utilizing or integrated with RAMP by continuing to attract and monetize users with commercial intent to our owned and operated web properties in high value vertical consumer categories. We will also continue to monetize users on behalf of our network partners.

Expand Our Direct to Advertiser Business. While we intend to continue to grow and deepen our relationships with our third party advertisers and advertising networks, we believe there is a significant opportunity to grow our direct to advertiser relationships, both organically and via strategic acquisitions.

Expand Our Subscription Product Offerings. We believe identifying new customers for our current subscription product, TotalAV, will demonstrate the power of applying RAMP to downloadable and similar subscription offerings, as we optimize to maximize return on advertising spend and increase the lifetime value of our subscribers. We plan to release new subscription product offerings and use RAMP to acquire and monetize subscribers through these new and enhanced products.

Continue Executing Strategic Acquisitions. We believe we are operating in a target-rich environment for strategic acquisitions that will enhance RAMP and add to our portfolio of owned and operated websites and subscription offerings. By continuing to execute on our successful track-record of identifying, evaluating, executing and integrating M&A targets, we believe that we will be able to continue plugging new acquisitions into our overall business strategy to enhance RAMP and expand the diversity and scope of our owned and operated properties.

Grow internationally. We plan to selectively expand our business to international markets over time. In the year ended December 31, 2021, 19% of advertiser spend on our platform came from outside the United States, compared to 8% in the prior year. We believe that we can expand into these new markets by investing in native language resources and continuing to invest in RAMP.

Our websites cover a diverse range of consumer demand and traffic. For example, MapQuest is a web-based navigation software that delivers turn-by-turn direction services to users. Info.com is a metasearch engine that consumers can use to search for relevant information. HowStuffWorks is a commercial website focused on helping people solve problems in their daily lives by using various types of digital media to easily breakdown and explain complex concepts, terminology and mechanisms. Startpage is the world’s most private search engine, allowing our users to browse and search the internet in complete privacy.

Protected’s online subscription consumer security and privacy software, TotalAV, provides award-winning antivirus protection to its users by scanning, locating, quarantining and eliminating viruses, trojans, adware, spyware, ransomware and similar malicious actors in real-time. In addition to scheduled antivirus scans, TotalAV offers a website extension powered by an extensive database of known malicious phishing URLs designed to steal and harvest personal data in order to block phishing URLs, as well as remote firewall access. TotalAV also provides enhanced performance as computers slow down over time by identifying specific errors and programs which impact device performance. Protected’s SafeBrowsing (VPN) product encrypts users’ browsing data, ensures secure connections when users connect to public WiFi, and allows access to otherwise geo-restricted websites. TotalAV WebShield is an extension that detects and safely redirects searches away from websites that may pose a threat to a user’s system. Protected also has an ad blocking product, Total Adblock, which is a plug-in that allows users to experience a cleaner browsing experience. It eliminates pop-ups, banners and video ads, which improves page load times, and blocks third-party trackers to protect users’ privacy and information.

Pre-Business Combination

On January 27, 2022 (the “Closing Date”) the Company completed the previously announced business combination (the “Business Combination”) pursuant to that certain business combination agreement, as amended on November 30, 2021, January 10, 2022 and January 25, 2022, by and among S1 Holdco, System1 SS Protect Holdings, Inc., a Delaware corporation (“Protected” and, together with S1 Holdco, the “Companies” or “Old System1”), and the other parties signatory thereto. Prior to the Closing Date and in connection with the Business Combination, Trebia filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Trebia was domesticated and continues as a Delaware corporation, while also changing its name to “System1, Inc.” (the “Domestication”).

Prior to the Domestication, the Company was a newly incorporated blank check company incorporated as a Cayman Islands exempted company on February 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Related Agreements

Tax Receivable Agreement

Concurrently with the completion of the Business Combination, System1 entered into the Tax Receivable Agreement with S1 Holdco and the holders of S1 Holdco Class B Units (the “TRA Holders”). The parties agreed to structure the Business Combination in this manner to permit certain holders of S1 Holdco Class B Units to continue to realize tax benefits, if any, associated with their ownership in an entity that is treated as a partnership for U.S. federal income tax purposes, as well as to provide potential future tax benefits, if any, to System1. Pursuant to the Tax Receivable Agreement, System1 provided 85% of the tax benefits, if any, that System1 actually realizes, or in certain circumstances (e.g., an early termination of the Tax Receivable Agreement), the present value of potential future tax benefits (calculated using certain assumptions) to each such TRA Holder, as a result of (i) System1’s direct and indirect allocable share of certain tax basis adjustments resulting from the Business Combination and as a result of future sales or exchanges of S1 Holdco Class B Units for shares of System1 Class A Common Stock (or, at the election of System1, cash) after the Business Combination and (ii) System1’s utilization of certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

Actual tax benefits realized by System1 may differ from the tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of System1 and not of S1 Holdco. The material terms of the Tax Receivable Agreement are described in the section of the proxy statement/prospectus on Form S-4 filed with the Securities and Exchange Commission on December 23, 2021 (the “Proxy Statement/Prospectus”) beginning on page 141 titled “The Business Combination Proposal-Summary of the Related Agreements-Tax Receivable Agreement.” Such description is qualified in its entirety by the text of the Tax Receivable Agreement, which is included as Exhibit 10.4 to this Report and is incorporated herein by reference.

Stockholder Agreement

Concurrently with the consummation of the Business Combination, Trasimene Trebia, LP (the “Trasimene Sponsor”), BGPT Trebia LP (the “BGPT Sponsor” and, together with the Trasimene Sponsor, “the Sponsors”), Cannae Holdings, Inc. (“Cannae”), Michael Blend, Charles Ursini, Nick Baker, and Just Develop It Limited (“JDI”) entered into the Stockholders Agreement, pursuant to which the parties thereto will have certain rights and obligations following the Closing. The following summary of the material provisions of the Stockholders Agreement is qualified by reference to the complete text of the Stockholders Agreement, in substantially the form attached as Annex G to the Proxy Statement/Prospectus. All stockholders are encouraged to read the Stockholders Agreement in its entirety for a more complete description of the terms and conditions of the Stockholders Agreement.

Pursuant to the terms of the Stockholders Agreement, effective as of the Closing Date, the System1 Board is comprised of eight directors as follows: (i) the System1 Independent Directors, (ii) two directors designated by Mr. Blend and (iii) two directors designated by Cannae. System1 took  all necessary action to include in the slate of nominees recommended by System1 for election as directors, a number of Sponsor Directors that, when elected, resulted in the Sponsors and Cannae having a number of directors serving on the System1 Board as shown below:

System1 Common Stock Beneficially Owned by Sponsors and Cannae (collectively) as a % of the Outstanding System1 Common Stock Immediately Following the Closing	Number of Sponsor Directors
7.5% or greater	2*
2.5% or greater, but less than 7.5%	1

Additionally, following the Closing Date, System1 recommended the slate of nominees recommended by Mr. Blend, which resulted in System1 having a number of directors serving on the System1 Board as shown below:

System1 Common Stock Beneficially Owned by the Selling Shareholders (as defined in the Stockholder Agreement) as a % of the Total Outstanding System1 Shares	Number of Founder Directors
10% or greater	2*
2.5% or greater, but less than 10%	1

Under the Stockholders Agreement, System1 elected the Sponsor Directors (in the case of the Sponsors and Cannae) and elected each of the Founder Directors (in the case of Mr. Blend), including: (i) the nomination of each such Sponsor Director or Founder Director and (ii) the recommendation of such individual’s election and solicitation of proxies or consents in favor thereof. In addition, Cannae, the Sponsors and each Founder Shareholder, each did not vote in favor of nor consented to any Sponsor Directors nor Founder Director. The Sponsors, Cannae, and Mr. Blend also did not vote in favor of the removal of the Sponsor Directors nor Founder Directors.

Registration Rights Agreement

On January 27, 2022, in connection with the consummation of the Business Combination and as contemplated by the Business Combination Agreement, System1, BGPT Trebia LP (the “BGPT Sponsor”), Trasimene Trebia, LP (the “Trasimene Sponsor” and, together with the BGPT Sponsor, the “Sponsors”), Just Develop It Limited, a private limited company incorporated in England & Wales (“JDI”), and the other parties thereto, entered into the Registration Rights Agreement (the “Registration Rights Agreement”). The material terms of the Registration Rights Agreement are described in the section of the Proxy Statement/Prospectus beginning on page 142 titled “The Business Combination Proposal-Summary of the Related Agreements-Registration Rights Agreement.” Such description is qualified in its entirety by the text of the Registration Rights Agreement, which is included as Exhibit 10.3 to this Report and is incorporated herein by reference.

Sponsor Agreement

In connection with the execution of the Business Combination Agreement and the Backstop Agreement, Trebia amended and restated (i) the Prior Sponsor Agreement, and (ii) the Prior Insider Letter, and entered into that certain sponsor agreement (as amended on November 30, 2021, the “Sponsor Agreement”) with the Sponsors, Cannae, the Insiders, S1 Holdco and Protected. Pursuant to the Sponsor Agreement, among other things, the Sponsor Persons agreed (A) to vote any Trebia Ordinary Shares in favor of the Business Combination and other Trebia Shareholder Proposals, (B) not to seek redemption of any Trebia Ordinary Shares, (C) not to transfer any Trebia Ordinary Shares for the period beginning on the day of the Closing until the earlier of (x) 180 days following the Closing or

(y) 150 days following the Closing, if the VWAP of System1 Class A Common Stock equals or exceeds $12.00 per share for any twenty (20) trading days within a period of thirty (30) consecutive trading days, and (D) to be bound to certain other obligations as described therein. BGPT Sponsor and Trasimene Sponsor have each also agreed to forfeit 1,450,000 Trebia Class B Ordinary Shares (2,900,000 in the aggregate). Trebia will also issue (1) 725,000 shares of System1 Class D Common Stock to each of Trasimene Sponsor and BGPT Sponsor, and (2) 725,000 RSUs to each of Mr. Blend and JDI, a Protected Equityholder, in the case of each of (x) and (y) subject to the Class B Forfeiture. The Post-Closing RSUs will be subject to the same vesting and other terms as the System1 Class D Common Stock. Additionally, (1) the Sponsors have agreed to forfeit up to 1,734,694 (in the aggregate) Trebia Class B Ordinary Shares in connection with the equity backstop commitments by Cannae and certain System1 Equityholders and Protected Equityholders and (2) Trebia has agreed to issue to Cannae or such System1 Equityholders and Protected Equityholders, as the case may be, a number of shares of System1 Class A Common Stock equal to the number or ordinary shares so forfeited, in the event and to the extent that Cannae and/or such System1 Equityholders and Protected Equityholders provide such backstop in connection with any valid shareholder redemptions. The Sponsor Agreement and the Sponsor Agreement Amendment No. 1 is attached as Annex I and Annex I-1 to the Proxy Statement/Prospectus, respectively.

Backstop Agreement

In connection with the signing of the Business Combination Agreement, Trebia and Cannae entered into the Backstop Agreement whereby Cannae has agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for System1 Class A Common Stock in order to fund redemptions by shareholders of Trebia in connection with the Business Combination, in an amount of up to $200,000,000. The Cannae Backstop amount will be used to fund (A) to the extent that the Trebia Shareholder Redemption Value, if any, is less than $200,000,000, fifty percent (50%) of such amount and (B) to the extent that the Trebia Shareholder Redemption Value, if any, is in excess of $200,000,000 but less than $300,000,000, the amount funded pursuant to clause (A) plus one hundred percent (100%) of such amount between $200,000,000 and $300,000,000 and, in accordance with the terms of the Backstop Agreement, Cannae shall subscribe for a number of shares of System1 Class A Common Stock equal to such aggregate amount divided by $10. The Backstop Agreement attached as Annex J to the Proxy Statement/Prospectus. Prior to or substantially contemporaneously with the closing of the Business Combination, certain of the Debt Financing Sources will fund to Trebia an amount equal to the Trebia Finco LLC Debt Commitment Amount. To the extent that (A) the Trebia Shareholder Redemption Value, if any, is less than $200,000,000, an amount equal to fifty percent (50%) of the payments required to be made in connection with the Trebia Shareholder Redemption shall be drawn from the Trebia Finco LLC Debt Commitment Amount and (B) the Trebia Shareholder Redemption Value, if any, is greater than $300,000,000 but less than $417,500,000, an amount equal to the amount drawn pursuant to clause (A) plus one-hundred percent (100%) of such amount between $300,000,000 and $417,500,000, shall be drawn from the Trebia Finco LLC Debt Commitment Amount in connection with the payments required to be made in connection with the Trebia Shareholder Redemption.

To the extent that the Trebia Shareholder Redemption Value, if any, is in excess of $417,500,000 but less than $462,500,000, the Redeemed OM Members, OpenMail and Protected have agreed to reduce the Closing Cash Consideration otherwise payable pursuant to the Business Combination Agreement in an amount equal to the Trebia Shareholder Redemption Value in excess of $417,500,000 but less than $462,500,000, (and (x) in the case of the Redeemed OM Members and OpenMail, a corresponding reduction in the number of S1 Holdco Common Units that will be redeemed by S1 Holdco, as set forth on the allocation schedule attached to the Business Combination Agreement and (y) in the case of Protected, a corresponding increase in the Closing Seller Equity Consideration that will be paid to the Protected Equityholders) in the proportions set forth on the allocation schedule attached to the Business Combination Agreement.

In connection with the Backstop Agreement, 24,648,446 shares of Class A Common Stock were issued to Cannae at $10.00 per share. Additionally, Cannae received an additional 2,533,324 shares of Trebia Class A Common Stock in respect of the Founders’ Forfeiture shares.

Protected Support Agreement

Immediately following the execution of the Business Combination Agreement, Trebia, Protected, JDI & AFH LIMITED, Protected.net Group Limited, PHS and the UK Protected Supporting Parties entered the Protected Support Agreement, pursuant to which, among other things, the Trebia Supporting Parties agreed to (i) irrevocably and unconditionally approve the Business Combination Agreement and the Transactions contemplated thereby (including the Business Combination), (ii) waive and agree not to assert any appraisal rights in connection with the Business Combination Agreement and the Transactions and (iii) be bound by certain other covenants and agreements related to the Business Combination, including a restriction on transfers prior to the Effective Time with respect to the Protected Common Stock owned by him, her or it.

FPA Termination Agreement

In connection with the signing of the Business Combination Agreement and the Backstop Agreement, Trebia and Cannae entered into the FPA Termination Agreement to terminate that certain Forward Purchase Agreement, dated as of June 5, 2020, pursuant to which Cannae agreed to purchase, immediately prior to the Closing, an aggregate of 7,500,000 Trebia Class A Ordinary Shares and 2,500,000 Trebia Public Warrants. The FPA Termination Agreement is attached as Annex L to the Proxy Statement/Prospectus.

Board Expansion

On February 25, 2022, the Board, in accordance with the Company’s Bylaws and Certificate of Incorporation, increased the number of directors of the Company from eight (8) to nine (9). Following the recommendation and approval of the Nominating and Corporate Governance Committee of the Board, the Board, effective February 25, 2022, appointed John Civantos as the ninth (9th) director of the Company to fill the vacancy on the Board created by the expansion of the Board.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our common stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

Statement Regarding Forward-Looking Information

Some of the statements contained in this Report constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	the benefits of the Business Combination;
●	the future financial performance of the Company following the Business Combination;
●	the ability to maintain, grow, process, utilize and protect the data we collect from consumers;
●	the ability to maintain our relationships with its network partners and advertisers;
●	the performance of our responsive acquisition marketing platform, or RAMP;
●	changes in client demand for our services and our ability to adapt to such changes;
●	the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions;
●	the COVID-19 pandemic or other public health crises;
●	the ability to improve and maintain adequate internal controls over financial and management systems, and remediate identified material weaknesses;
●	the ability to successfully source and complete acquisitions and to integrate the operations of companies System1 acquires;
●	the ability to raise financing in the future as and when needed or on market terms;
●	the ability to compete with existing competitors and the entry of new competitors in the market;
●	changes in applicable laws or regulations and the ability to maintain compliance;
●	the ability to protect our intellectual property rights; and
●	other risks and uncertainties indicated from time to time in our filings with the SEC, including those described herein under the heading “Risk Factors.”

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

Additional Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our website address is www.system1.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.

Our executive offices are located at 4235 Redwood Avenue, Marina Del Rey, CA 90066 and our telephone number at that location is (310) 924-6037.

Item 1A.Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	We have a limited operating history, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment;
●	Our revenue is tied to the effectiveness and performance of our responsive acquisition marketing platform, or RAMP;
●	A meaningful portion of our revenue is attributable to our agreements with Google, and therefore is subject to their practices;
●	We rely on large-scale acquisition marketing channels, such as Google, Facebook and Taboola, as well as our network partners, for a significant portion of our consumer internet traffic;
●	Efforts designed to drive visitors to our various brands and businesses or those of our advertisers may not be successful or cost-effective;
●	We rely on third parties for our marketing efforts; if the pricing, terms, operations or policies of these third parties change we may not be able to maintain the effectiveness of such efforts;
●	If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
●	A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Resales of the shares of Common Stock included in the Merger Consideration could depress the market price of our Common Stock.
●	We have entered into, and may in the future enter into, credit facilities which may contain operating and financial covenants that restrict our business and financing activities;
●	We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth;

●	Our tax liabilities may be greater than anticipated;
●	The market for programmatic advertising is extremely competitive, and we may not be able to compete successfully with our current or future competitors; and
●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other material weaknesses are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Risks Related to Our Business Strategy and Industry Generally

We have a limited operating history, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

S1 Holdco was incorporated in 2013 and, as a result, have only a limited operating history upon which our business and prospects may be evaluated. Although we have experienced substantial revenue growth in our limited operating history, we may not be able to sustain this rate of growth or maintain our current revenue levels. We have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in rapidly developing industries, including risks related to our ability to:

●	build and maintain a reputation for providing a superior platform for monetizing consumer intent, and for creating trust and maintaining long-term relationships with consumers and platform customers;
●	drive consumers with relevant commercial intent to our owned and operated websites and to websites operated by our advertisers;
●	maintain and expand our relationships with suppliers of quality advertising inventory;
●	distinguish ourselves from competitors;
●	develop, offer, maintain and continually improve a competitive customer acquisition marketing platform that meet the evolving needs of our consumers and platform customers;
●	scale our business efficiently to keep pace with demand for services such as RAMP and other digital media and advertising technology offerings;
●	create new revenue opportunities through acquiring new business and successfully integrate and meaningfully grow those businesses;
●	respond to evolving industry standards and the enactment of government regulations that impact our business, particularly in the areas of data collection and consumer privacy;
●	prevent or mitigate failures or breaches of data security and our technology infrastructure;
●	expand our businesses internationally; and
●	hire and retain qualified and motivated employees.

We cannot assure you that we will be successful in addressing these and other challenges we may face in the future. If we are unable to do so, our business may suffer, our revenue and operating results may decline and we may not be able to achieve further growth or sustain profitability.

Our revenue is tied to the effectiveness and performance of our responsive acquisition marketing platform (RAMP).

If RAMP does not acquire users with the relevant commercial intent to our websites via acquisition marketing channels, we may not be able to profitability monetize users. Our revenue and operating results depend on our ability to generate revenue from advertisers and advertising networks by cost-effectively acquiring consumer internet traffic and then directing these intent-driven consumers to our advertising partners. If we are unable to cost-effectively acquire users or provide value to our advertising partners based on their traffic acquisition costs, they may decline to utilize us to acquire and monetize users, which would harm our revenue and operating results.

A meaningful portion of our revenue is attributable to our agreements with Google, and therefore is subject to their practices.

We have multiple services agreements with Google pursuant to which we display and syndicate paid listings provided by Google in response to search queries generated through some of our businesses. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as other search related services.

The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges third parties for the display or delivery of advertisements, the efficiency of Google’s system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the time period for and scope of chargebacks or credits sought by advertisers on the basis of fraudulent and/or low quality clicks, clawbacks for bad traffic brought by our network partners, and placement of paid listings displayed in response to search queries that are not contextually relevant to the applicable search query.

Changes to the amount Google charges advertisers, the efficiency of Google’s paid listings network, Google’s judgment about the relative attractiveness to advertisers of clicks on paid listings from our websites or to the parameters applicable to the display of paid listings generally could result in a decrease in the amount of revenue we receive from Google, which would adversely affect our business, financial condition and results of operations. Such changes could by driven by a number of factors, including general market conditions, competition or policy and operating decisions made by Google.

Our agreements with Google also require that we comply with certain guidelines for the use of Google brands and services, which govern whether our platform may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third party platforms and products (including our websites). Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit or render obsolete certain of our services or business practices. Such changes could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for the businesses could result in the suspension of some or all Google services to us (or the websites of our third party partners) or the termination of our agreements by Google.

The termination of our agreements by Google, the curtailment of our rights under the agreements (including the failure to allow our platform to access Google services, whether pursuant to the terms thereof or otherwise), the failure of Google to perform its obligations under the agreements or policy changes implemented by Google under the agreements or otherwise would have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate provider of paid listings (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our current arrangements).

We collect, process, store, share, disclose and use consumer information and other data, and our actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and harm our business and operating results.

Use of our technology solutions involves the storage and transmission of certain consumers’ information, including limited amounts of personally identifiable information. Security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation and remediation costs, as well as reputational harm, all of which could materially adversely affect our business and financial results. For example, unauthorized parties could steal our users’ names, email addresses, physical addresses, phone numbers and other information that we collect when providing referrals. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of the personal information we collect from advertisers.

Like all information and technology systems, our websites and information systems may be subject to computer viruses, break-ins, phishing and/or impersonation attacks, attempts to overload our servers with denial-of-service or other hacking attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information. Although we have a chief technology officer who coordinates our cybersecurity measures, policies and procedures, and our chief technology officer regularly reports to our board of directors regarding these matters, we cannot be certain that our efforts will be able to prevent breaches of the security of our information systems and technology. If we experience compromises to the security of our information and technology infrastructure that result in websites performance or availability problems, the complete shutdown of our websites or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, consumers and advertisers may lose trust and confidence in us, and consumers may decrease the use of our websites and software products or stop using our websites and software products entirely. Further, outside parties may attempt to fraudulently induce employees, consumers or advertisers to disclose sensitive information in order to gain access to our information or consumers’ or advertisers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Any or all of the issues above could adversely affect our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our software products and/or visit our portfolio of websites, cause existing advertisers to stop using our platform and cancel their contracts or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability. Such issues may harm our business, results of operations and financial condition. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to attack our information systems and data using means that have included viruses and phishing.

There are numerous federal, state and local laws in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, may result in regulatory fines or penalties, and may be inconsistent between countries and jurisdictions or conflict with other current or pending rules.

We are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers and advertisers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put consumer or advertiser information at risk and could in turn harm our reputation, business and operating results.

We rely on large-scale acquisition marketing channels, such as Google, Facebook and Taboola, as well as our network partners, for a significant portion of our consumer internet traffic.

Consumer internet traffic acquired and/or referred through acquisition marketing channels also provides a significant amount of the first party data that improves the predictive power of RAMP, which we leverage to deliver relevant users to our advertisers. If we are unable to maintain these relationships with these acquisition marketing channels, our business, financial condition and results of operations could be adversely affected.

Efforts designed to drive visitors to our various brands and businesses or those of our advertisers may not be successful or cost-effective.

Traffic building and conversion initiatives involve considerable expenditures for online advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of developing and maintaining a database of keywords and search terms, for which we purchase advertising primarily through Google and, to a lesser extent, Microsoft and Yahoo!), online display advertising and native advertising in connection with these initiatives, which may not be successful or cost-effective. To continue to reach consumers and users, we will need to identify and devote more of our overall marketing expenditures to digital advertising channels (such as online video and other digital platforms), as well as reach consumers and users via these channels. Since these channels are constantly changing and evolving, it could be difficult to assess returns on related digital marketing investments. Historically, we have had to increase advertising and marketing expenditures over time in order to attract and convert consumers, retain users and sustain our growth.

The display, including rankings, of search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently, and we may not know how (or otherwise be in a position) to influence actions taken by search engines. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted.

We rely on third parties for our marketing efforts; if the pricing, terms, operations or policies of these third parties change we may not be able to maintain the effectiveness of such efforts.

Our ability to market our brands and businesses on any given property or channel is subject to the policies of the relevant third party seller, publisher, platform (including search engines and social media platforms with high levels of traffic and numbers of users or subscribers) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing advertising (including the purchase of advertising with preferential placement or for certain of our products and services) and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took any such adverse or limiting action for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. If we fail to comply with the policies of third party sellers, publishers, platforms and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.

We currently rely on performance marketing channels that must deliver against certain return on investment with respect to metrics that are selected by our advertisers and are subject to change at any time. We are unable to control how our advertisers evaluate our performance. Certain of these metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our business. In addition, the metrics we provide may differ from estimates published by third parties or from similar metrics of our competitors due to differences in methodology. If our advertisers do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, it could adversely affect our online marketing efforts and business.

Our failure to respond successfully to rapid and frequent changes in the operating and pricing dynamics of search engine marketing efforts, as well as changing policies and guidelines applicable to keyword advertising (which may be unilaterally updated by search engines without advance notice), could adversely affect our search engine marketing efforts. Specifically, such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of links to websites offering our products and services within search results, any or all of which could increase our marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our digital marketing efforts overall.

If the third parties we currently employ for our marketing efforts are unable to renew existing (and/or enter into new) arrangements with us, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third party arrangements are dependent on many factors, most of which are outside of our control. If the quality and/or convertibility of traffic and leads do not meet the expectations of the brands and advertisers who utilize our various products and services or other paid listings providers, our business, financial condition and results of operations could be adversely affected.

We have entered into, and may in the future enter into, credit facilities which may contain operating and financial covenants that restrict our business and financing activities.

We have entered into, and may in the future enter into, credit facilities which contain restrictions that limit our flexibility in operating our business. Our credit facility contains, and any future credit facility may contain, various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

●	sell assets or make changes to the nature of our business;
●	engage in mergers or acquisitions;
●	incur, assume or permit additional indebtedness;
●	make restricted payments, including paying dividends on, repurchasing, redeeming or making distributions with respect to our capital stock;
●	make specified investments;
●	engage in transactions with our affiliates; and
●	make payments in respect of subordinated debt.

Our obligations under our credit facilities are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, and investment property and equipment. The covenants in our credit facilities may limit our ability to take actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under our credit facilities.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.

We intend to continue to grow our business, which will require additional capital to develop new features or enhance our platforms and portfolio of websites, create new software products, improve our operating infrastructure, finance working capital requirements, or acquire complementary businesses and technologies. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our existing credit facility in an amount sufficient to fund our working capital needs. Accordingly, we may need to undertake or seek out additional equity or debt financings to secure additional capital. We cannot assure you that we would be able to locate additional financing on commercially reasonable terms or at all. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility, and we may therefore be at risk of default thereunder. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

Our tax liabilities may be greater than anticipated.

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the IRS and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our consolidated financial statements and any such occurrence could materially affect our financial position and results of operations.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other material weaknesses are identified, we may not be able to report our financial results accurately, prevent misstatements due to fraud or file our periodic reports as a public company in a timely manner.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified for S1 Holdco and Protected are as follows:

●	We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.
●	We did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

●	We did not design and maintain effective controls to timely analyze and record the financial statement effects from acquisitions. Specifically, we did not design and maintain effective controls over the (i) application of U.S. GAAP to such transactions, (ii) review of the inputs and assumptions used in the discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (iii) the tax impacts of acquisitions to the consolidated financial statements, and (iv) conforming of U.S. GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses.
●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over (i) the preparation and review of business performance reviews, account reconciliations and journal entries, and (ii) maintaining appropriate segregation of duties. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the consolidated financial statements.
●	We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in a material misstatement to the consolidated financial statements; however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these IT deficiencies in the aggregate constitute a material weakness.

These material weaknesses resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended and as of March 31, 2021 and 2020 and for three-months periods then ended, as of June 30, 2021 and 2020 and for the six months periods then ended, as of September 30, 2021 and 2020 and for the nine months periods then ended. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Trebia identified material weaknesses in internal controls related to the accounting for complex financial instruments. This material weakness resulted in a material misstatement of the Trebia Warrant liabilities, change in the fair value of the Trebia Warrant liabilities, Forward Purchase Agreement liabilities, change in the fair value of the Forward Purchase Agreement liabilities, classification of Redeemable Shares of Class A common stock issued in connection with Trebia's initial public offering, additional paid-in-capital, accumulated deficit, Earnings Per Share, and related financial disclosures as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020, as of September 30, 2020 and for three month period ended September 30, 2020 and for the period from February 11, 2020 (inception) through September 30, 2020, as of June 30, 2020 and for three month period ended June 30, 2020 and for the period from February 11, 2020 (inception) through June 30, 2020, as of March 31, 2021 and for three month period ended March 31, 2021.

Our remediation plan consists primarily of the following:

●	Hiring additional senior level accounting personnel to bolster our financial reporting and technical accounting capabilities.
●	Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.
●	Engaging a third party to assist in identifying risks of material misstatement and designing and implementing controls to address the identified risks of material misstatement.
●	Designing and implementing controls related to accounting for acquisitions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, tax impacts, and ongoing recording of the financial statement results of the acquired businesses.
●	Designing and implementing formal accounting policies, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/losses for intercompany transactions, and classification and presentation of accounts and disclosures.
●	Designing and implementing controls related to accounting for complex financial instruments.
●	Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

We have begun to hire additional senior and staff accounting personnel, engaged third party resources to assist us with identifying risks of material misstatement and designing and implementing internal controls to address the identified risks of material misstatement, implemented an enhanced enterprise resource planning software for automation and enforcing segregation of duties across the organization, and engaged third party experts as necessary to assist with technical accounting and valuations associated with business combinations related to potential future acquisitions.

The material weaknesses will not be considered remediated until management completes the design and implementation of the processes and controls described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

We are working to remediate the material weaknesses as efficiently and effectively as possible. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in incurring significant costs, and will place significant demands on our financial and operational resources.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these procedures is ongoing and will require testing of the design and operating effectiveness of internal control over financial reporting over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses will not be discovered in the future. If our efforts are not successful or other material weaknesses are identified in the future, we may be unable to report our financial results accurately on a timely basis or prevent and detect fraud or errors that may be material, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our shares to decline.

Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, financial condition and operating results.

We depend upon the sustained and uninterrupted performance of our platform to manage our inventory supply; bid on inventory for each campaign; collect, process and interpret first party data; and optimize campaign performance in real time and provide billing information to our financial systems. If RAMP cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform, or if we experience outages, then our business may be harmed. We may also face material delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing proprietary technology and systems may become obsolete.

RAMP is complex and multifaceted, and operational and performance issues could arise both from the platform itself and from outside factors. Errors, failures, vulnerabilities or bugs have been found in the past, and may in the future, be found. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server farms. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our platform down completely, others only partially. Partial failures, which we have experienced in the past, could result in unauthorized bidding, cessation of our ability to bid or deliver impressions or deletion of our reporting, in each case resulting in unanticipated financial obligations or impact.

Operational and performance issues with our platform could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, loss of the ability to access our platform, loss of competitive position or claims by clients for losses sustained by them. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our business, financial condition and operating results.

We allow our clients to utilize application programming interfaces, or APIs, with MapQuest and for reporting or distribution of services for our other businesses, which could result in outages or security breaches and negatively impact our business, financial condition and operating results.

The use of APIs by our clients has significantly increased in recent years. Our APIs allow clients to build their consumer finding location services or access features or reporting for some of our other businesses. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow clients greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to client overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could harm our business, financial condition and operating results.

The market for programmatic advertising is extremely competitive, and we may not be able to compete successfully with our current or future competitors.

Our digital advertising business operates in a highly competitive and rapidly changing industry. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend, such as analytics, automated media buying and exchanges. In addition to existing competitors and intermediaries, we may also face competition from new companies entering the market, which may include large established companies, all of which currently offer, or may in the future offer, products and services that result in additional competition for advertising spend or advertising inventory.

We may also face competition from companies that we do not yet know about or do not yet exist. If existing or new companies develop, market or resell competitive high-value digital marketing products or services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may be better positioned to execute on advertising conducted over certain channels such as social media, mobile, CTV and video. Some of our competitors may have longer operating histories and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform and could result in increased pricing pressure, increased sales and marketing expense or the loss of market share.

We operate in a highly competitive environment. If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain advertisers, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenues and results of operations to decline.

We operate in intensely competitive markets that experience frequent technological developments, changes in industry and regulatory standards, changes in customer requirements and preferences, and frequent new product introductions and improvements by our competitors. We must constantly innovate and make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. If we are unable to anticipate or react to these continually evolving conditions, or if we make bad decisions regarding investments, we could lose market share and experience a decline in our revenues that could adversely affect our business and operating results. Additionally, if new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of RAMP and other software products and services that we provide. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored by our customers.

The diversity of our websites means that we are competitive in many different verticals. As a result, we face a diversity of competitors that directly compete with our offerings, including but not limited to search engine providers, providers of programmatic advertising, content generators and privacy and security software providers. Because we compete in so many different verticals, if any of our competitors gain market share in some markets, it would make it more difficult for us to sell our advertising and could result in increased pricing pressure, increase sales and marketing expenses and loss of market share, which would cause our revenue to decline.

Our websites compete in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide product information and services designed to help consumers find relevant information and shop for products comparable to those offered through our websites, and to enable advertisers to reach these consumers. Our competitors offer various products and services that compete with us. Some of these competitors include:

●	companies that operate, or could develop, consumer finance search websites, educational / career enhancement search websites, automotive search websites, points of interest websites, general how-to websites and other comparison search type websites in the verticals in which we compete our operated and owned search engines;
●	media sites, including websites dedicated to celebrity news, fitness news, interactive quizzes and general acts about the world; and
●	internet search engines.

We compete with these and other companies for a share of advertisers’ overall budget for online media marketing and lead-generation referral spend. To the extent that advertisers view alternative marketing and media strategies to be superior to our websites or RAMP, we may not be able to maintain or grow the number of advertisers using, and advertising on, our websites and through RAMP, and our business and financial results may be harmed.

We also expect that new competitors will enter the industries in which we operate with websites, products and services, which could have an adverse effect on our business and financial results.

Our competitors could significantly impede our ability to maintain or expand the number of consumers and advertisers using our websites. Our competitors also may develop and market new technologies that render our websites less competitive, unmarketable or obsolete. In addition, if our competitors develop websites with similar or superior functionality to ours, and our web traffic declines, we may need to decrease our referral and advertising fees that we charge to advertisers. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue would likely be reduced and our financial results would be adversely affected.

Our existing and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their websites and advertising platforms, and related products and services. In addition, they may have more extensive industry relationships than we have, longer operating histories and greater name recognition. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns than we can. In addition, to the extent that any of our competitors have existing relationships with advertisers for marketing or data analytics solutions, those advertisers may be unwilling to partner with us. If we are unable to compete with these competitors, the demand for our websites and related products and services could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business and financial results.

We compete with other media for advertising spend from our advertisers, and if we are unable to maintain or increase our share of the advertising spend of our advertisers, our business could be harmed.

We compete for advertising spend with traditional offline media such as television, billboards, radio, magazines and newspapers, as well as online sources such as websites, social media and websites dedicated to providing information comparable to that provided in our websites. Additionally, we compete with other online marketing companies that offer acquisition marketing services similar to that provided by our platform. Our ability to attract and retain advertisers, and to generate advertising revenue from them, depends on a number of factors, including:

●	the ability of our advertisers to earn an attractive return on investment from their spending with us;
●	our ability to increase the number of consumers using our websites;
●	our ability to increase return on investment for advertisers that place advertisements on our platform;
●	our ability to provide a seamless, user-friendly advertising platform for our advertisers;
●	our ability to compete effectively with other media for advertising spending; and
●	our ability to keep pace with changes in technology and the practices and offerings of our competitors.

We may not succeed in retaining or capturing a greater share of our advertisers’ advertising spending compared to alternative channels. If our current advertisers reduce or end their advertising spending with us and we are unable to increase the spending of our other advertisers or attract new advertisers, our revenue and business and financial results would be materially adversely affected.

In addition, advertising spend remains concentrated in traditional offline media channels. Some of our current or potential advertisers have little or no experience using the internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the internet. The adoption of online marketing may require a cultural shift among advertisers, as well as their acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. This shift may not happen at all or at the rate we expect, in which case our business could suffer. Furthermore, we cannot assure you that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, the success of our business may be limited, and our revenue may decrease.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet our expectations or the expectations of securities analysts and investors, the trading price of our outstanding securities could be negatively affected. Volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions. Factors associated with our industry, the operation of our business, and the markets for our solutions may cause our quarterly financial results to fluctuate, including but not limited to:

●	fluctuations in digital advertising demand and costs;
●	disruptions in our business operations or target markets caused by, among other things, cyber-security incidents, terrorism or other intentional acts, outbreaks of disease, such as the COVID-19 pandemic, or earthquakes, floods, or other natural disasters;
●	entry of new competition into our markets;
●	our ability to achieve targeted operating income and margins and revenues;
●	the number, severity, and timing of threat outbreaks and cyber security incidents;

●	the loss of customers or strategic partners;
●	changes in the mix or type of subscriptions sold and changes in consumer retention rates;
●	the rate of adoption of new technologies and new releases of operating systems, and new business processes;
●	consumer confidence and spending changes;
●	the impact of litigation, regulatory inquiries, or investigations;
●	the impact of acquisitions and divestitures and our ability to achieve expected synergies or attendant cost savings;
●	fluctuations in foreign currency exchange rates and interest rates;
●	changes in tax laws, rules, and regulations; and
●	changes in consumer privacy and data protection laws and regulations.

As our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

We have expended significant resources to grow our business in recent years by investing in the scope and breadth of RAMP, spending to acquire or develop software products and websites, growing our number of employees and expanding internationally. We anticipate continued growth would require substantial financial and other resources to, among other things:

●	develop our existing websites, invest in RAMP and our other software products, including by investing in our engineering team, creating, acquiring or licensing new products or features, and improving the availability and security of our platform and product offerings;
●	create new products and services to meet consumer and partner demands;
●	continue to expand internationally by and spend through RAMP by adding inventory and data from countries our clients are seeking;
●	improve our technology infrastructure, including investing in internal technology development and acquiring or licensing outside technologies;
●	cover general and administrative expenses, including legal, accounting, tax and other third party expenses necessary to support a larger organization;
●	cover sales and marketing expenses, including a significant expansion of our direct sales organization;
●	cover expenses related to data collection and consumer privacy compliance, including additional infrastructure, automation and personnel; and
●	explore strategic acquisitions.

Investing in the foregoing, however, may not yield anticipated returns. Consequently, as our costs increase, we may not be able to generate sufficient revenue to maintain or increase our historical profitability levels.

Mobile devices are increasingly being used to access the Internet, and RAMP may not operate or be as effective when utilized across these devices, which could harm our business.

We offer our network partners and advertisers the ability to access RAMP across a variety of operating systems and device types. Historically, we designed RAMP for use on a desktop or laptop computer; however, mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet and conducting e-commerce. We are dependent on the interoperability of RAMP with third-party mobile devices and mobile operating systems, as well as web browsers that we do not control. Further, screen space tends to be limited on mobile devices, and less space for text and images combined with the necessity of scrolling limits our ability to deploy RAMP as effectively. Any changes in such devices, systems or web browsers that degrade the functionality of our products or give preferential treatment to competitive products could adversely affect usage of our products. In addition, because a growing number of our clients access our products through mobile devices, we are dependent on the interoperability of our products and services with mobile devices and operating systems. Improving mobile functionality is integral to our long-term product development and growth strategy. In the event that our customers have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.

Our advertising business is dependent on advertisers buying mobile, display and video advertising. A decrease in the use of these advertising channels would harm our business, growth prospects, financial condition and results of operations.

Our advertising business is dependent on advertisers buying mobile, display and video advertising. A decrease in the use of these advertising channels would harm our business, growth prospects, financial condition and results of operations. Historically, our clients have predominantly used our advertising platform to purchase mobile, display and video advertising inventory. We expect that these will continue to be significant channels used by our clients for digital advertising. Should our clients lose confidence in the value or effectiveness of mobile, display and video advertising, the demand for RAMP could decline. We have been, and are continuing to, enhance our social, native, audio and CTV offerings. We refer to the ability to provide offerings across multiple advertising channels as omnichannel. We may not be able to maintain or grow advertising inventory for some of our omnichannels and some of our omnichannel offerings may not gain market acceptance. A decrease in the use of mobile, display and video advertising, or our inability to further penetrate these and other advertising channels, would harm our growth prospects, financial condition and results of operations.

Our business and prospects would be harmed if changes to the technologies used across our websites or other products and services or new versions or upgrades of operating systems and Internet browsers adversely impact users.

The user interfaces implemented across our websites and advertising offerings are currently simple and straightforward. In the future, operating system providers, such as Microsoft or Apple, or any other provider of Internet browsers, could introduce new features that would make it difficult to use our websites or interact with our advertising offerings. In addition, Internet browsers for desktop or mobile devices could introduce new features, or change existing browser specifications such that they would be incompatible with our websites or other products and services, or prevent users from accessing our websites. Any changes to technologies, including within operating systems or Internet browsers that make it difficult for users to access our websites or other products and services, may materially adversely impact our business and prospects.

Our business depends on our customers’ continued and unimpeded access to the Internet and the development and maintenance of the global Internet infrastructure. Internet service providers may be able to block, degrade or charge for access to certain of our products, which could lead to additional expenses and the loss of customers.

Our products and services depend on the ability of users to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Laws or regulations that adversely affect the growth, popularity or use of the Internet, including changes to laws or regulations impacting Internet neutrality, could decrease the demand for our products or offerings, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise adversely affect our business. We could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. For example, paid prioritization could enable Internet service providers, or ISPs, to impose higher fees and otherwise adversely impact our business. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede both our and our customers’ domestic and international growth, increase our costs or adversely affect our business.

Unfavorable global economic conditions, including as a result of health and safety concerns related to the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of ongoing health and safety concerns from the current COVID-19 pandemic. The most recent global financial crisis caused by the global pandemic has resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our software products, RAMP and related products and services or delays in advertiser payments. A weak or declining economy could also strain our media supply channels.

Additionally, our business relies heavily on people, and adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption, we may lose the services of a number of our employees or experience system interruptions, which could lead to diminishment of our regular business operations, inefficiencies and reputational harm. We are also unsure what actions our advertisers and other partners may take in response to the disruption. For example, to the extent our advertisers shift their workforces from offices to remote locations, we may see a decrease in demand while they relocate these operations. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.

As a public company in the United States, we are subject to the reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring every public company to include a report of management on the effectiveness of such company’s internal control over financial reporting in its annual report. In prior years, management has identified material weaknesses in our internal control over financial reporting. If any of our prior material weaknesses recurs, or if we identify additional weaknesses or fail to timely and successfully implement new or improved controls, our ability to assure timely and accurate financial reporting may be adversely affected, and we could suffer a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our shares of Common Stock, result in lawsuits being filed against us by our stockholders, or otherwise harm our reputation. If material weaknesses are identified in the future, it could be costly to remediate such material weaknesses, which may adversely affect our results of operations. In addition, our auditor is not required to attest to the effectiveness of our internal controls over financial reporting due to our status of qualifying as a smaller reporting company. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our share price.

We may experience outages and disruptions on RAMP, our websites and other software products if we fail to maintain adequate security and supporting infrastructure as we scale RAMP, websites and other software products, which may harm our reputation and negatively impact our business, financial condition and operating results.

As we grow our business, we expect to continue to invest in technology services and equipment, including data warehousing, network infrastructure and cloud-based services and database technologies, as well as potentially increase our reliance on open-source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that there will be a corresponding increase in our business. If we fail to respond to continuing technological changes or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected.

The steps we take to increase the reliability, integrity and security of our platform, our software products, and our websites as they scale are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyber and ransomware attacks. Such cyber and ransomware attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company employees into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data from our platform or other software products. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform, websites and other software products. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges. Outages and disruptions of our platform, websites and other software products, including due to cyber-attacks, may harm our reputation and negatively impact our business, financial condition and results of operations.

If we fail to build and maintain our brands, our ability to expand the use of our websites and software products by advertisers and consumers, respectively, may be adversely affected.

Our future success depends upon our ability to create and maintain brand recognition and a reputation for delivering easy, efficient and personal technology solutions. A failure by us to build our brands and maintain consumer expectations of our brands could harm our reputation and damage our ability to attract and retain consumers, which could adversely affect our business. If consumers do not perceive portfolio websites or our software products offer a better user experience or offer good value for the services, or if advertisers do not perceive RAMP as a more effective platform, our reputation and the strength of our brand may be adversely affected.

Some of our competitors have more resources than we do and can spend more advertising their brands and technology solutions. As a result, we are required to spend considerable capital and other resources to create brand awareness and build our reputation. Should the need or competition for top-of-mind awareness and brand preference increase, we may not be able to build brand awareness, and our efforts at building, maintaining and enhancing our reputation could fail. Even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

Complaints or negative publicity about our business practices, our product/service offerings, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence and visits to our websites, as well as decrease adoption of our software products, and could adversely affect our reputation and business. There can be no assurance that we will be able to maintain or enhance our brand, and failure to do so would harm our business growth prospects and operating results.

International expansion subjects us to additional costs and risks that can adversely affect our business, financial condition and operating results.

International expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources.

We currently have account management, inventory, and other personnel in countries within North America, Europe and Asia, and we anticipate expanding our international operations in the future. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index, or CPI, of Transparency International. Our teams outside the U.S. are substantially smaller than our teams in the U.S. To the extent we are unable to effectively engage with non-U.S. advertising agencies or companies or international divisions of U.S. agencies or companies due to our limited sales force capacity, or we are unable to secure quality non-U.S. ad inventory and data on reasonable terms due to our limited inventory and data team capacity, we may be unable to effectively grow in international markets.

●	Our international operations subject us to a variety of additional risks, including:
●	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
●	long payment cycles;

●	potential complications in enforcing contracts and collections;
●	increased financial accounting and reporting burdens and complexities;
●	concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate;
●	increased administrative costs and risks associated with compliance with local laws and regulations, including relating to privacy and data security;
●	regulatory and legal compliance, including with privacy and cybersecurity laws, anti-bribery laws, import and export control laws, economic sanctions and other regulatory limitations or obligations on our operations;
●	heightened risks of unfair or corrupt business practices and of improper or fraudulent sales arrangements;
●	difficulties in invoicing and collecting in foreign currencies;
●	foreign currency exposure risk;
●	difficulties in repatriating or transferring funds from or converting currencies;
●	administrative difficulties, costs and expenses related to various local languages, cultures and political nuances;
●	varied labor and employment laws, including those relating to termination of employees;
●	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and
●	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.

We may incur significant operating expenses as a result of our international expansion, and it may not be successful. Our international business also subjects us to the impact of global and regional recessions and economic and political instability, differing regulatory requirements, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the U.S. and abroad and restrictions on the repatriation of funds to the U.S. In addition, advertising markets outside of the U.S. are not as developed as those within the U.S., and we may be unable to grow our business sufficiently. Our failure to manage these risks and challenges successfully could adversely affect our business, financial condition and operating results.

Future acquisitions, strategic investments or alliances could disrupt our business and harm our business, financial condition and operating results.

We may in the future explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or obtaining the financing for the acquisition, and our due diligence may fail to identify all of the problems, risks, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or technology infrastructure and architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues, and other issues including, but not limited to, the following:

●	regulatory requirements or delays;
●	anticipated benefits and synergies may not materialize;
●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

●	retention of employees from the acquired company;
●	cultural challenges associated with integrating employees from the acquired company into our organization;
●	integration of the acquired company’s products and technology;
●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
●	coordination of product development and sales and marketing functions;
●	liability for activities of the acquired company before the acquisition, including relating to privacy and data security, patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
●	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such acquisitions and strategic investments could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition and operating results.

Our future success depends on the continuing efforts of our key employees, and our ability to attract, hire, retain and motivate highly skilled employees in the future.

Technology companies like ours compete to attract the best talent, and our future success depends on the continuing efforts of our executive officers and key employees, including Mr. Blend, our Co-Founder and Chief Executive Officer. We rely on the leadership, knowledge and experience that our executive officers and key employees provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. We also rely on employees in our product development, support and sales teams to attract and keep key clients.

The market for talent in our key areas of operations, including California, Washington, Ontario, Canada and Great Britain, United Kingdom where we have offices, is intensely competitive. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards. New employees often require significant training and, in many cases, take significant time before they achieve full productivity, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our clients. Additionally, as we continue to expand outside of the U.S., we may face additional challenges in attracting and retaining international employees that differ from the challenges we have experienced domestically.

Employee turnover, including any potential future changes in our management team, could disrupt our business. For instance, in 2021, we replaced both of Chief Executive Officer and Chief Technology Officer. Our employees are at-will employees and may terminate their employment with us at any time. The loss of one or more of our executive officers, especially Mr. Blend, our CEO and Co-Founder, or our inability to attract and retain highly skilled employees, could have an adverse effect on our business, financial condition and operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company following completion of the Business Combination, we will be subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

We may need to change our pricing models to compete successfully.

The intense competition we face, in addition to general and economic business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or provide offerings, we may need to lower prices in order to compete successfully. Similarly, if there is pressure by competitors to raise prices, our ability to acquire new customers and retain existing customers may be diminished. Any such changes may reduce revenue and margins and could adversely affect our financial results.

Our business could be negatively affected as a result of shareholder activism, and such activism could impact the trading value of our securities.

In recent years, U.S. and non-U.S. companies listed on securities exchanges in the United States have been faced with governance-related demands from activist shareholders, unsolicited tender offers and proxy contests. Shareholder activists frequently propose to involve themselves in the governance, strategic direction, and operations of companies. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses. In addition, actions of activist shareholders may cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

From time to time we are a party to lawsuits and investigations, which typically require significant management time and attention and result in significant legal expenses.

We may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract consumers to our websites and convert them into sales for our advertisers, our business and financial results may be harmed.

Our success depends, in part, on our ability to attract online consumers to our portfolio websites and to convert those consumers into sales for our advertisers. We depend, in part, on third-party search engines, display advertising, social media, content-based online advertising and other online sources for our website traffic. We are included in third party search results as a result of both paid search listings, where we purchase placements based on specific search terms, and separately, organic searches listings which depend upon third party search algorithms to index and return the content on our sites within such organic search listing results.

Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our advertisements, resulting in fewer consumers clicking through to our websites, our business could suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business could suffer.

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites and marketplaces, and a decrease in consumer traffic to our websites and marketplaces, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and marketplaces and the volume of sales generated by consumer traffic varies and can decline from to time. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer sales.

We currently compete with numerous other online marketing companies, and we expect that competition will intensify. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position. In addition, other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining consumers, or if we are unable to effectively convert visits into consumer sales, our business, financial condition and results of operations could be materially adversely affected.

We depend on third-party website publishers for a significant portion of our visitors, and any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A portion of our revenue is attributable to visitors originating from advertising placements that we purchase on third party websites. In some instances, website publishers may change the advertising inventory they make available to us at any time and, therefore, impact our revenue. In addition, website publishers may place restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content. If a website publisher decides not to make advertising inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find advertising inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of website publishers could eventually lead to a concentration of desirable inventory on a small number of websites or networks, which could limit the supply of inventory available to us or increase the price of inventory to us. If any of the foregoing occurs, our revenue could decline or our operating costs may increase.

Failure to comply with industry self-regulation could harm our brand, reputation and business.

We adhere to many of the regulatory principles issued by the Network Advertising Alliance’s Code of Conduct, the Interactive Advertising Bureau, including its Transparency & Consent Framework, and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., as well as similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Our efforts to comply with these self-regulatory principles include offering Internet users notice and transparency when advertising is served to them based, in part, on browsing data recorded by cookies. We also offer Internet users the ability to opt-out of receiving interest-based advertisements. If we, or our clients or partners, make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or our opt-out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.

Our failure to meet content and inventory standards and provide services that our advertisers and inventory suppliers trust, could harm our brand and reputation and negatively impact our business, financial condition and operating results.

We do not provide or control the content of the advertisements that are displayed by content providers we work with, including those provided by Google or Microsoft. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal and they are hesitant to spend money without guaranteed brand security. Additionally, advertisers may seek to display advertising campaigns in jurisdictions that do not permit such advertising

(for example, pharmaceutical advertising is not permitted in many countries). Consequently, our reputation depends in part on providing services that advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case, we may not be able to recoup the amounts paid to inventory suppliers. Further, perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both us and our competitors or others in our industry to improve processes for assessing the quality of advertisers’ inventory and controlling fraudulent activity. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be fully successful in doing so. There are other means we could use, such as human review of content we serve, that some of our competitors undertake, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease this risk. We may provide access to inventory that is objectionable to our advertisers or we may serve advertising that contains malware or objectionable content to our inventory suppliers, which could harm our or our clients’ brand and reputation, and negatively impact our business, financial condition and operating results.

If the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, financial condition and operating results could be harmed.

We depend on various technology, software, products and services from third parties or available as open source, including for critical features and functionality of our platform, data centers and API technology, payment processing, payroll and other professional services. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume some hosting responsibilities ourselves. In addition, even a disruption as brief as a few minutes could have a negative impact on our websites and could result in a loss of revenue. If we are unsuccessful in establishing or maintaining our relationships with our third-party providers or otherwise need to replace them, internal resources may need to be diverted and our business, financial condition and operating results could be harmed.

We face potential liability and harm to our business based on the nature of our business and the content on our platform.

Advertising often results in litigation relating to copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require advertisers and content providers to represent to us that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our clients are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigations costs, which can be extensive.

Legal and Compliance Risks

Our business could be affected by the enactment of new governmental regulations regarding the Internet.

To date, government regulations have not materially restricted the use of the Internet in most parts of the world. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

●	the liability of online service providers for actions by customers, including fraud, illegal content, spam, phishing, libel and defamation, hate speech, infringement of third-party intellectual property and other abusive conduct;
●	other claims based on the nature and content of Internet materials;

●	user data privacy and security issues;
●	consumer protection risks;
●	digital marketing aspects;
●	characteristics and quality of services;
●	our ability to automatically renew the premium subscriptions of our users;
●	cross-border e-commerce issues; and
●	ease of access by our users to our product offerings, including RAMP.

The adoption of any new laws or regulations, or the application or interpretation of existing laws or regulations to the Internet, could hinder growth in the use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business, subject our business to increased liability for non-compliance or prevent us from delivering our services over the Internet or in specific jurisdictions, thereby materially harming our business and results of operations.

Our businesses are subject to laws relating to digital media and content. We are, and may in the future become, subject to a variety of international, federal, state, and local laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

Our activities are subject to regulation under the laws of the United States and its various states and the other jurisdictions in which we operate. We are currently subject to a variety of, and may in the future become subject to additional, international, federal, state and local laws that are continuously evolving and developing, including laws regarding internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the CAN-SPAM Act, the Digital Millennium Copyright Act, the Children’s Online Privacy Protected Act and the Communications Decency Act. In addition, there is increasing attention by state and other jurisdictions to regulation in this area. These laws are complex and can be costly to comply with, require significant management time and effort, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, further complicating compliance efforts.

If we are alleged not to comply with these laws or regulations, we may be required to modify affected products and services, which could require a substantial investment and loss of revenue, or cease providing the affected product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties and other losses.

We assess customer needs, and sometimes collect customer contact information to provide other product offerings, which results in us receiving personally identifiable information.

This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the advertisers RAMP violate applicable laws and regulations.

Changes in applicable laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, having a material adverse effect on our business, financial condition and results of operations. If there were to be changes to statutory or regulatory requirements, we may be unable to comply fully with or maintain all required licenses and approvals. Regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals. If we do not have all requisite licenses and approvals, or do not comply with applicable statutory and regulatory requirements, the regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us, which could have a material adverse effect on our business, results of operations and financial condition.

We cannot predict whether any proposed legislation or regulatory changes will be adopted, or what impact, if any, such proposals or, if enacted, such laws could have on our business, results of operations and financial condition. If we are alleged to have failed to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to customers. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. In addition, a finding that we have failed to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition by exposing us to negative publicity and reputational damage or by harming our customer or employee relationships.

In most jurisdictions, government regulatory authorities have the power to interpret and amend applicable laws and regulations, and have discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. Regulatory statutes are broad in scope and subject to differing interpretation. In some areas of our businesses, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from jurisdiction to jurisdiction. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized or precluded from carrying on our previous activities.

Litigation could distract management, increase our expenses or subject us to material money damages and other remedies.

We may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

Companies in the internet, technology and media industries are frequently subject to allegations of infringement or other violations of intellectual property rights. We plan to vigorously defend our intellectual property rights and our freedom to operate our business; however, regardless of the merits of the claims, intellectual property claims are often time consuming and extremely expensive to litigate or settle and are likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business or portions of our business. Resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or we may be required to cease using intellectual property of third parties altogether. Many of our contracts require us to provide indemnification against third-party intellectual property infringement claims, which would increase our defense costs and may require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to anti-bribery, anti-corruption and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the CPI by Transparency International, and increase our use of third parties, particularly internationally based network partners, our risks under these laws will increase. We adopt appropriate policies and procedures and conduct training, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, operating results and financial condition.

Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change RAMP or business model, which may have a material adverse effect on our business.

Information relating to individuals and their devices (sometimes called “personal information” or “personal data”) is regulated under a wide variety of local, state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data. In addition, there is increasing attention by state and other jurisdictions to regulation in this area. These laws are complex and can be costly to comply with, require significant management time and effort, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, further complicating compliance efforts. We are currently subject to a variety of, and may in the future become subject to additional, international, federal, state and local laws that are continuously evolving and developing, including laws regarding internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the CAN-SPAM Act, the Digital Millennium Copyright Act and the Communications Decency Act. If we are alleged not to comply with these laws or regulations, we may be required to modify affected products and services, which could require a substantial investment and loss of revenue, or cease providing the affected product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties and other losses.

We typically collect and store IP addresses, other device identifiers (such as unique mobile application identifiers) and email addresses, which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation.

Recently, the State of California adopted two laws broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018, or CCPA, and the California Privacy Rights Act, or CPRA. The CCPA, which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information (interpreted by many observers to include common advertising technology practices), and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

The California Attorney General issued final regulations implementing the CCPA that became enforceable recently. Additional modifications to the regulations were proposed in October 2020. In addition, a new ballot initiative that passed in November 2020, the CPRA, would impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt-out for behavioral advertising. When the CPRA goes into full effect in January 2023, it will cause us to incur additional compliance costs and may impose additional restrictions on us and on our partners. Although we have attempted to mitigate certain risks posed by the CCPA and CPRA through contractual and platform changes, we cannot predict with certainty the effect of the CCPA and CPRA and their implementing regulations on our business. Responding to requirements under these laws and the related regulations will continue to affect our operations and those of our partners.

Laws governing the processing of personal data in Europe (including the European Union and European Economic Area, or EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation, or GDPR, which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below). Although the framework is actively in use, we cannot predict its effectiveness over the long term. European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the GDPR’s requirements, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Regulatory investigations and enforcement actions could also impact us. In the U.S., the Federal Trade Commission, or FTC, uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies, including, in Europe, a 2016 inquiry into Criteo’s compliance with French data privacy laws. Advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. In response to these complaints, the Belgian Data Protection Authority recently issued a report questioning the legal validity of an industry framework to process personal data for targeted advertising purposes. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

Adapting our business to the CCPA, the CPRA and their implementing regulations and to the enhanced and evolving privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under laws including the CCPA, CPRA and the GDPR and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.

Uncertainty caused by lack of uniformity among laws to which we are or may become subject and instability in the global legal landscape may cause us to incur additional or unexpected costs and legal risk, increase our risk of reputational harm, or cause us to change RAMP or business model.

We cannot predict the future of the regulatory landscape regarding the protection of personal information. U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., a federal privacy law is the subject of active discussion and several bills have been introduced. Additionally, industry groups in the U.S. and their international counterparts have self-regulatory guidelines that are subject to periodic updates to which we have agreed to adhere. High profile incidents involving breaches of personal information or misuse of consumer information may increase the likelihood of new U.S. federal, state, or international laws or regulations in addition to those set out above, and such laws and regulations may be inconsistent across jurisdictions.

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. We have already seen publishers impose varying prohibitions and restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals like Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on RAMP, and otherwise increase our operating and compliance costs. Concerns about political advertising, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of RAMP by current and future clients.

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the U.S., like many U.S. and European companies, we have relied upon, and are currently certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of

Justice as an adequate mechanism by which EU companies may pass personal data to the US. The EU had previously pledged that it would minimize business impact if this occurred, so we may see bridging conditions put in place to a new US-EU agreement, or other guidance from EU authorities (which they have promised). Other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were also questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the U.S. is in question. If there is no interim agreement or guidance from the EU and standard clauses also cannot be used, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If successful challenges leave us with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the US, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. It remains unclear how the withdrawal of the United Kingdom, or U.K., from the European Union, referred to as Brexit, will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of RAMP, therefore incurring unexpected compliance costs.

These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of RAMP. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for RAMP, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.

Our success depends, in part, on our ability to access, collect and use first-party data about our users and subscribers. If that access is restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices and web browsers, or our and our clients’ ability to use data on RAMP is otherwise restricted, our performance may decline and we may lose advertisers and revenue.

Digital advertising mostly relies on the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies, provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device identifiers to record such information as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser’s websites or applications. We use device identifiers to help us achieve our advertisers’ campaign goals, including to limit the instances that an Internet user sees the same advertisement, report information to our advertisers regarding the performance of their advertising campaigns, and detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device identifiers to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients rely on device identifiers to add information they have collected or acquired about users into RAMP. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign and may undermine the effectiveness of RAMP or our ability to improve RAMP and remain competitive.

Today, digital advertising, including RAMP, makes significant use of cookies to store device identifiers for the advertising activities described above.

When we utilize or deploy cookies and similar tracking or recording means, they are usually first-party cookies, which are cookies deployed by the Company on its own and operated websites or other domains which we operate through RAMP. We rely on the first party data provided to us by consumers and advertisers to improve our product and service offerings and to feed the RAMP data loop in particular, and if we are unable to maintain or grow such data we may be unable to provide consumers with an experience that is relevant, efficient and effective, which could adversely affect our business. Our business relies on the first party data provided to us by consumers and advertisers through using websites and RAMP. The large amount of information we use in operating our websites and RAMP is critical to the web platform experience we provide for consumers. If we are unable to maintain or grow the data provided to us, the value that we provide to consumers and advertisers using our websites and RAMP may be limited. In addition, the quality, accuracy and timeliness of this information may suffer, which may lead to a negative experience for consumers using our websites and our advertisers using our platform and could materially adversely affect our business and financial results.

We also rely on our network partners to access, collect and use first-party data about our users and subscribers. To the extent that our network partners, the applications we make available through the leading app marketplaces and the social media platforms upon which we rely for users and certain related first party data limit or increasingly limit, eliminate or otherwise impair our ability to access, collect, process and/or use data about or derived from our users or subscribers, including certain user-profile elements such as IP address, device or browser type, operating system or search query information, our business, financial condition and results of operations could be adversely affected.

Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple announced earlier this year that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted this fall for implementing these changes but has pushed that date out until at least early next year. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the Cookie Directive in some markets. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final proposed regulations (currently pending review and acceptance by the Office of Administrative Law) contemplate browser-based or similar “do not sell” signals. California’s new ballot initiative, the CPRA, similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes, and allows for AG rulemaking to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (such as the proposed ePrivacy Regulation or CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of RAMP, and our business, financial condition, and results of operations could be adversely affected.

Increased transparency into the collection and use of data for digital advertising introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, the CCPA, “Do Not Track”, and ePrivacy, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.

Concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could damage our reputation and deter current and potential clients from using our products and services.

Public perception regarding data protection and privacy are significant in the programmatic advertising buying industry. Concerns about industry practices with regard to the collection, use, and disclosure of personal information, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of RAMP by current and future clients. For example, perception that our practices involve an invasion of privacy, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

The growing awareness of our users of data privacy and protection laws and regulations could limit the use and adoption of our services, limit the user data we process for our marketing activities and adversely affect our business.

In general, data privacy concerns are becoming more widely acknowledged and data privacy laws are being enacted and enforced by a growing number of states and countries as time passes. Such data privacy laws restrict our storage, use, processing, disclosure, and transfer of personal information, including credit card data obtained in relation to our registered users of our software products. Many of these laws require us to maintain an online privacy policy and terms of use that disclose our practices regarding the collection, processing, and disclosure of personal information. This could lead to the loss of current or prospective users or other business relationships and may cause our users to resist providing the personal information necessary to allow them to use RAMP effectively and consumers may also resist providing personal information to our advertisers due to data privacy and security concerns. Additionally, the GDPR, the CCPA, new and expanding ‘Do Not Track’ regulations and other legal and regulatory changes are making it easier for individuals to opt-out of having their personal data collected through an opt-out button, and to choose whether or not to be tracked online, which could result in higher rates of opting out or prevention of our online tracking which can impact our operation and decrease the demand for our products and services due to users’ resistance towards providing their personal data and digital tracking.

We expect that third-party intermediaries will emerge that offer services involving individuals opting out of their personal data being collected at scale (i.e., from all platforms, including ours). Such limitations may impair our ability to grow our business and to continue to process and store the information we need for our marketing analysis, and our results of operations and financial condition could suffer.

We have implemented certain measures to protect personal information, including data of our users, but these measures may not adequately address all potential data privacy concerns and security threats and may fail to meet the expectations of our users, and their users, or other stakeholders, which could thereby reduce the demand for our services. Furthermore, our users or service providers may respond to this data protection and privacy regulatory framework by requesting that we undertake certain privacy or data related contractual commitments that we are unable or unwilling to make, all of which can harm our business and our financial results.

U.S. states and/or other jurisdictions in which we conduct our business may seek to impose state and local business taxes and sales/use taxes and current value added taxes on Internet sales in Europe and elsewhere and the tax policies and regulations imposed by other jurisdictions in which we operate may change, all of which may affect our tax rates and increase our tax liabilities.

There is a risk that U.S. states could assert that we or our subsidiaries are liable for U.S. state and local business activity taxes based upon income or gross receipts or for the collection of U.S. local sales/use taxes. This risk exists regardless of whether we and our subsidiaries are subject to U.S. federal income tax. States are becoming increasingly aggressive in asserting a nexus for business activity tax purposes and imposing sales/use taxes on products and services provided over the Internet. We and our subsidiaries could be subject to U.S. state and local taxation if a state tax authority asserts that our activities or the activities of our subsidiaries give rise to a nexus. We and our subsidiaries could also be liable for the collection of U.S. state and local sales/use taxes if a state tax authority asserts that distribution of our products over the Internet is subject to sales/use taxes. Multiple U.S. states have enacted related legislation relating to the taxation of e-commerce and other states are now considering such legislation. Furthermore, the U.S. Supreme Court held in 2018 in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by that state, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. Such legislation could require us to incur substantial costs in order to comply, including costs associated with legal advice, tax calculation, collection, remittance and audit requirements, which could make selling in such markets less attractive and could adversely affect our business. Further, if a state tax authority asserts that distribution of our products or services is subject to such sales/use taxes, our premium subscribers could also be subjected to sales/use taxes, which may decrease the likelihood that such registered users would purchase or continue to renew their premium subscriptions. Additionally, sales of our solutions subject to value-added tax, or VAT, at the applicable rate in each jurisdiction, may increase and cause either our prices to increase or our collections and revenues to decline. New obligations to collect or pay taxes of any kind could substantially increase our cost of doing business. Furthermore, the base erosion and profit shifting, or BEPS, initiative undertaken by the Organization for Economic Cooperation and Development, or OECD, which contemplates changes to numerous international tax principles, as well as national tax incentives, may have adverse consequences on our tax liabilities. It is difficult to assess to what extent these changes may be implemented in the jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate, due to the unpredictability and interdependency of these potential changes. We therefore cannot predict at this stage the magnitude of the effect of such rules on our financial results.

Risks Related to Intellectual Property

Our use of “open source” software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available all or part of such software, which in some circumstances could include valuable proprietary code of the user. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could be harmful to our business, results of operations or financial condition, and could help our competitors develop services that are similar to or better than ours.

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business.

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright, patent and other intellectual property laws to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have “MapQuest”, “info.com”, “HowStuffWorks”, “Infospace”, and variants and other marks registered as trademarks or pending registrations in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to RAMP and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the U.S. and certain foreign countries related to our business. We endeavor to enter into agreements with our employees, independent contractors and advisors in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services, and strictly prohibit reverse engineering. However, reverse engineering our software or the theft or misuse of our proprietary information could occur by employees or other third parties who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. While the Company has a few legacy patents, we may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the U.S., and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of RAMP) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our technologies and processes, we rely in part on confidentiality agreements with our employees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we may not be able to assert our trade secret rights against such parties. To the extent that our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to related or resulting know-how and inventions. The loss of confidential information or intellectual property rights, including trade secret protection, could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.

We may not be able to adequately protect our intellectual property rights.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of RAMP, our websites, and our other software products or obtain and use information that we consider proprietary.

We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights. Third parties also may take actions that diminish the value of our proprietary rights or our reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights, which could materially adversely affect our business, financial condition and operating results.

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms “MapQuest”, “info.com”, “HowStuffWorks”, “Infospace” or any of the other trademarks that we own.

We currently operate primarily in the United States. To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

We may be sued by third parties for alleged infringement of their trademarks or other intellectual property rights, which would result in additional expense and potential damages.

There is significant patent and other intellectual property development activity in our industry. Third-party intellectual property rights may cover various aspects of technologies, trademarks, trade names or business methods that we deploy across our platform or businesses, which could prevent us from expanding our offerings or growing our business.

Our current or future trademarks or trade names may be challenged, opposed, infringed, circumvented or declared generic or descriptive, determined not to be entitled to registration, or determined to infringe trademark rights owned by third-parties. We have received correspondence from counsel for a United Kingdom-based advertising testing company and its United States subsidiary (collectively, the “Demanding Group”) alleging trademark infringement based on our use of the “SYSTEM1” trade name and mark in the United States, and alleged use of the “SYSTEM1” trade name and mark in the United Kingdom. The correspondence demanded that we cease and desist from using the “SYSTEM1” name and mark, and made reference to potential legal action if we do not comply with that demand. While we were engaged in active discussions and correspondence with the Demanding Group to resolve the matter, the Demanding Group filed a lawsuit in the United States District Court for the Southern District of New York on September 27, 2021 (the “Infringement Suit”) alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws, seeking, among other things, an injunction, disgorgement of profits, actual damages and attorneys’ fees and costs. On January 14, 2022, we filed a motion to dismiss the Infringement Suit, which is currently pending. We intend to vigorously defend our rights in the Infringement Suit. No lawsuit has been filed in the United Kingdom, and we do not believe that our activities infringe any rights of the Demanding Group in the United Kingdom because, among other defenses, we do not offer services to customers using the SYSTEM1 name and mark in the United Kingdom.

Our success also depends on the continual development of RAMP. From time to time, we may receive claims from third parties that RAMP and its underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. The cost of defending against such claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we have obligations to indemnify our clients or inventory and data suppliers in connection with certain intellectual property claims. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of RAMP. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Additionally, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

We face potential liability and harm to our business based on the nature of our business and the content on RAMP.

Advertising often results in litigation relating to misleading or deceptive claims, copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through RAMP. Though we contractually require clients to generally represent to us that their advertisements comply with our ad standards and our inventory providers’ ad standards and that they have the rights necessary to serve advertisements through RAMP, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our clients are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be expensive.

Risks Related to Our Common Stock and Warrants

Our issuance of additional shares of Common Stock, Warrants or other convertible securities may dilute your ownership interest in us and could adversely affect our stock price.

From time to time in the future, we may issue additional shares of our Common Stock, Warrants or other securities convertible into Common Stock pursuant to a variety of transactions, including acquisitions. Additional shares of our Common Stock may also be issued upon exercise of outstanding stock options and Warrants. The issuance by us of additional shares of our Common Stock, Warrants or other securities convertible into our Common Stock would dilute your ownership interest in us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Common Stock and Warrants. Subject to the satisfaction of vesting conditions and the expiration of our lock-up, shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Common Stock and Warrants, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Common Stock and Warrants bear the risk that our future offerings may reduce the market price of our Common Stock and Warrants and dilute their percentage ownership.

Future sales, or the perception of future sales, of our Common Stock and Warrants by us or our existing securityholders in the public market could cause the market price for our Common Stock and Warrants to decline.

The sale of substantial amounts of shares of our Common Stock or Warrants in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock and Warrants. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with the Business Combination, System1 stockholders are subject to certain restrictions on transfer with respect to the shares of Common Stock issued as part of the merger consideration beginning at Closing and ending on the date that is six months after the completion of the Business Combination, subject to certain price- and time-based releases.

Upon the expiration or waiver of the lock-up provisions described above, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144.

As restrictions on resale end, the market price of shares of our Common Stock and Warrants could drop significantly if the holders of these shares or Warrants sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Common Stock or other securities.

In addition, the shares of our Common Stock reserved for future issuance under the 2022 Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares reserved for future issuance under the 2022 Incentive Plan is equal to the sum of (i) 7% of our fully-diluted shares of Common Stock outstanding as of the effective date of the Business Combination and after taking into account the grant of replacement RSUs in connection with unvested Value Creation Units and (ii) an annual increase on January 1 of each calendar year (commencing with January 1, 2023 and ending on and including January 1, 2032) of a number of shares equal to 2.5% of the aggregate shares outstanding as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the board of directors), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Delaware law and provisions in our Charter and Bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our Charter and Bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Common Stock. These provisions include the ability of our Board to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, stockholders of the Company may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Common Stock and Warrants. These provisions could also discourage proxy contests and make it more difficult for stockholders of the Company to elect directors of their choosing and to cause us to take other corporate actions that stockholders of the Company desire. See “Description of Capital Stock.”

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock and Warrants less attractive to investors.

We qualify as an “emerging growth company” within the meaning of the 1933 Act, as modified by the JOBS Act. We have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters and reduced reporting periods. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Trebia; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th in which case we would no longer be an emerging growth company as of the following December 31.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from complying with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, could adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard. This may make comparison of us with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Our certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which limits our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter and Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the (a) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a breach of fiduciary duty owed by any current or former director, officer, stockholder or employee of the company to the company or its stockholders; (iii) any action, suit or proceeding asserting a claim against the Company arising under the DGCL, its certificate of incorporation or its bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (v) any action, suit or proceeding asserting a claim against the Company or any current or former director, officer or stockholder governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to (A) the personal jurisdiction of the state and federal courts within Delaware and (B) service of process on such stockholder’s counsel. The provision of the Charter described in the immediately preceding sentence does not apply to (i) suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and (ii) any action arising under the Securities Act, as to which the federal district court for the United States of America shall have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our certificate of incorporation and our bylaws provide that the federal district courts of the United States shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and therules and regulations thereunder.

The market price of our Common Stock and Warrants may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The market price of our Common Stock and Warrants is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:

●	the impact of the COVID-19 pandemic on our financial condition and the results of operations;
●	our operating and financial performance and prospects;
●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
●	conditions that impact demand for our products;
●	future announcements concerning our business, our customers’ businesses or our competitors’ businesses;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	the size of our public float;
●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	changes in laws or regulations that adversely affect our industry or us;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	changes in senior management or key personnel;

●	issuances, exchanges or sales, or expected issuances, exchanges or sales, of our capital stock;
●	changes in our dividend policy;
●	adverse resolution of new or pending litigation against us; and
●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Common Stock and Warrants, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock and Warrants is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities Class Action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation..

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our Common Stock or Warrants, the price of our Common Stock and Warrants could decline.

The trading market for our Common Stock and Warrants depends, in part, on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage, and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our Common Stock or Warrants adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and Warrants would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our Common Stock and Warrants to decline. Moreover, if one or more of the analysts who cover us downgrades our Common Stock or Warrants, or if our reporting results do not meet their expectations, the market price of our Common Stock and Warrants could decline.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we will incur increased legal, accounting and other expenses that S1 Holdco prior to the Business Combination did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

We are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.

We do not intend to pay dividends on our Common Stock for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on Common Stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the board of directors deems relevant.

You may only be able to exercise the Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Common Stock from such exercise than if you were to exercise such Warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Common Stock issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of Common Stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering the Warrants for that number of shares of Common Stock equal to (A) the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the excess of the “Fair Market Value” (as defined in the next sentence) over the exercise price of the Warrants by (y) the Fair Market Value. The “Fair Market Value” is the average closing price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the Warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such Warrants for cash.

We may amend the terms of the Warrants in a manner that may have an adverse effect on holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as Warrant agent, and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of curing any ambiguity, or curing, correcting or supplementing any defective provision or adding or changing any other provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem not to adversely affect the interest of the holders of the Warrants. All other amendments require the approval by the holders of at least 65% of the then-outstanding Public Warrants, including any change that adversely affects the rights of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or shares, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Warrant.

Our Warrant Agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions  in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such Warrant holder.

This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, (a) at a price of $0.01 per Warrant, provided that (i) the last reported sales price of the Class A ordinary shares for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) and (ii) there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants, and a current prospectus relating thereto, available throughout the 30-day Redemption Period (as defined in the Warrant Agreement), or (b) provided that (i) the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) and (ii) if the Reference Value is less than $18.00 per (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsors or its permitted transferees.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We currently maintain our executive offices at 4235 Redwood Avenue, Marina Del Rey, CA 90066. We lease office facilities under noncancelable operating lease agreements. We lease such facilities in Venice and Marina del Rey, California; Bellevue, Washington; Guelph, Canada; and Atlanta, Georgia. Rent expense was $2,221, $2,262 and $1,825 for the years ended December 31, 2021, 2020 and 2019, which were included in the selling, general, and administrative expenses. The Venice office facilities were on two-year renewable leases. The Bellevue lease is valid until May 2025. The Guelph, Canada, lease was valid until September 2021. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings

We are currently subject to an intellectual property lawsuit involving a U.K. based advertising testing company filed in the United States District Court for the Southern District of New York alleging: (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws. On January 14, 2022, we filed a motion to dismiss the lawsuit, which is currently pending, and we intend to vigorously defend the case. See “Risk Factors – Risks Related to Intellectual Property” in Item 1A of this Annual Report.

Item 4.Mine Safety Disclosures

Not applicable

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock began trading on the NYSE under the symbol “SST” on January 28, 2022. The Warrants that are separated trade on the NYSE under the symbol “SST.WS.”

Holders

At March 28, 2022, there were 578 holders of record of our Class A common stock.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this Item is included in our 2021 Proxy Statement/Prospectus in the section titled under the heading “Shareholder Proposal No. 6-The Incentive Plan Proposal” beginning on page 176 of the Proxy Statement/Prospectus, which is incorporated herein by reference.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

(a) Issuance of Capital Stock

Subject to the terms of the Business Combination Agreement, the aggregate consideration paid to the equityholders of S1 Holdco and Protected was $1,130,000,000 and paid in a combination of cash consideration of $480,175,308 (the “Closing Cash Consideration”) and stock consideration (including RSUs) and/or retained S1 Holdco Class B Units of $676,872,677 (the “Closing Equity Consideration”). In response to shareholder redemptions of Trebia having exceeded $462,000,000, the equityholders of S1 Holdco and Protected reduced the Closing Cash Consideration and proportionally increase the Closing Equity Consideration.

Other than the shares of Class A Common Stock issued in connection with the Fully Vested Value Creation Units (other than those issued in connection with the Seller Backstop Amount (as defined in the Prospectus)), the securities issued in connection with the Business Combination Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration provided by Section 4(a)(2) or other applicable section of the Securities Act.

(b) Warrants

Concurrently with the Trebia IPO on June 19, 2020, the Registrant issued 8,233,334 Warrants to purchase shares of Trebia Class A Common Stock to the Sponsors for aggregate gross proceeds of $12,350,000. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

As of December 31, 2021, we were a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We reviewed a number of opportunities to enter into a business combination with an operating business.

On June 16, 2020, we consummated an initial public offering (the “Initial Public Offering”) of 51,750,000 units (consisting of one share of Class A common stock, $0.0001 par value, and one warrant to purchase one share of Class A common stock, collectively, a “Unit”), including 6,750,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $517,500,000, and incurring offering costs of $29,241,089 inclusive of $10,350,000 of underwriting fees, $18,112,500 of deferred underwriting fees, and $778,589 of other costs.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 8,233,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to Trasimene Trebia, LP, an affiliate of Trasimene Capital Management, LLC, and BGPT Trebia LP, an affiliate of Bridgeport Partners LLC (collectively the “Sponsors”), generating gross proceeds of $12,350,000.

At December 31, 2021 and December 31, 2020, cash of $53,147 and $843,643, respectively, was held outside of the Trust Account (as defined below) and was available for working capital purposes. Following the closing of the Initial Public Offering on June 19, 2020, an amount of $517,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds applied generally toward completing a Business Combination.

On June 28, 2021, we entered into a business combination agreement by and among Trebia, S1 Holdco, Trebia Merger Sub I, Trebia Merger Sub II, Protected and the other parties thereto. On January 27, 2022, the Company consummated the Business Combination.

Results of Operations

We neither engaged in any operations nor generated any operating revenues prior to the Business Combination. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognized non-cash gains and losses with other income (expense) related to changes in recurring fair value measurement of our warrant and FPA liabilities at each reporting period.

For the year ended December 31, 2021, we had net income of $21,026,763, consisting of $23,699,501 of gain on change in fair value of warrant liability, $7,494,372 of gain on change in fair value of FPA liability and $3,160,168 of gain on termination of the FPA offset by formation and operating costs of $13,327,278.

For the period from February 11, 2020 (inception) through December 31, 2020, we had a net loss of $29,914,748, which consisted of formation and operating costs of $806,028, transaction costs allocated to warrant and FPA liabilities of $1,381,051, loss on change in fair value of warrant liability of $17,328,667, and loss on change in fair value of FPA liability of 10,399,002.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsors and loans from our Sponsors.

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

For the year ended December 31, 2021, cash used in operating activities was $1,240,496. Net income of $21,026,763 was affected by the change in the fair value of warrants of $23,699,501, change in the value of FPA liability of $7,494,372 and gain on termination of the FPA of $3,160,168. Changes in operating assets and liabilities which provided $12,086,782 of cash from operating activities.

For the period from February 11, 2020 (inception) through ended December 31, 2020, cash used in operating activities was $402,768. Net loss of $29,914,748 was affected by the transaction costs allocated to warrant and FPA liabilities of $1,381,051, change in fair value of warrant liability of $17,328,667, and change in fair value of FPA liability of 10,399,002. Changes in operating assets and liabilities, which provided $403,260 of cash.

As of December 31, 2021, we had cash held in the Trust Account of $517,500,000. We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, less taxes payable and deferred underwriting commissions, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $53,147 held outside the Trust Account. We used the funds held outside the Trust Account towards completing our Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Alongside completing a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. No such loans were made as of December 31, 2021 and 2020.

On July 13, 2021, Trasimene Trebia, LP (the “Trasimene Sponsor”) and BGPT Trebia, LP (the “BGPT Sponsor” and, together with the Trasimene Sponsor, the “Sponsors”) made available to the Company a loan of up to $500,000 pursuant to two promissory notes issued to the Company from the BGPT Sponsor in the amount of $212,500 and to Trasimene Sponsor $287,500. We are entitled to submit drawdown requests to the Sponsor from time to time and the proceeds from any amounts borrowed under the note will be used for on-going operational expenses and certain other expenses. The notes are unsecured, non-interest bearing and mature on the earlier of: (i) May 31, 2022, or (ii) the date on which the Company consummates a Business Combination. On July 13, 2021, we drew-down $106,250 under the BGPT Note and $143,750 under the Trasimene Note. On August 9, 2021, the Company drew-down an additional $75,000 under the BGPT Note. As of December 31, 2021, the outstanding balance under the promissory notes was $450,000. This amount was repaid upon closing of our Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay BGPT Trebia LP up to $10,000 per month for office space and administrative support services, provided to the Company. We began incurring these fees on June 16, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation. This agreement was terminated upon the consummation of our Business Combination.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $18,112,500 in the aggregate. The deferred fee became payable to the underwriters from the amounts held in the Trust Account upon the consummation of the Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

On June 5, 2020, the Company entered into a forward purchase agreement with Cannae Holdings, a diversified holding company which is externally managed by Trasimene Capital Management, LLC but is not an affiliate of the Company or the Sponsors, pursuant to which Cannae Holdings agreed to purchase Class A ordinary shares in an aggregate share amount equal to 7,500,000 Class A ordinary shares, plus an aggregate of 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $75,000,000, or $10.00 per Class A ordinary share, in a private placement to occur concurrently with the closing of the Business Combination. The warrants to be issued as part of the forward purchase agreement were identical to the warrants sold as part of the units in the Company’s initial public offering. In connection with the forward purchase securities sold to Cannae Holdings, the Sponsors received (by way of an adjustment to their existing Class B ordinary shares) an aggregate number of additional Class B ordinary shares so that the initial shareholders, in the aggregate, on an as-converted basis, will hold 20% of the Company’s Class A ordinary shares at the time of the closing of the Business Combination. The obligations under the forward purchase agreement did not depend on whether any Class A ordinary shares are redeemed by the public shareholders.

In connection with the signing of the Business Combination Agreement and Backstop Agreement, Trebia and Cannae entered into FPA Termination Agreement to terminate the June 5, 2020 Forward Purchase Agreement.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

We account for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants is estimated using the value of the Public Warrants’ quoted market price. The fair value of the FPAs was estimated using a probability-weighted discounted cash flow approach.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in cash. Due to the nature of the cash, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments, corporate governance, and controls over information technology. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We also have plans in place to hire additional personnel to help mitigate risks over information technology and segregation of duties within corporate governance. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Trebia identified material weaknesses in internal controls related to the accounting for complex financial instruments. This material weakness resulted in a material misstatement of the Trebia Warrant liabilities, change in the fair value of the Trebia Warrant liabilities, Forward Purchase Agreement liabilities, change in the fair value of the Forward Purchase Agreement liabilities, classification of Redeemable Shares of Class A common stock issued in connection with Trebia’s initial public offering, additional paid-in-capital, accumulated deficit, Earnings Per Share, and related financial disclosures as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020, as of September 30, 2020 and for three month period ended September 30, 2020 and for the period from February 11, 2020 (inception) through September 30, 2020, as of June 30, 2020 and for three month period ended June 30, 2020 and for the period from February 11, 2020 (inception) through June 30, 2020, as of March 31, 2021 and for three month period ended March 31, 2021.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Executive Officers
Michael Blend	54	Chief Executive Officer & Chairman
Brian Coppola	49	Chief Product Officer
Paul Filsinger	47	President
Tridivesh Kidambi	40	Chief Financial Officer
Jennifer Robinson	45	Chief Technology Officer
Elizabeth Sestanovich	57	Chief People Officer
Daniel Weinrot	48	General Counsel & Corporate Secretary
Non-Employee Directors
John Civantos	54	Director
William P. Foley, II	77	Director
Dexter Fowler	35	Director
Caroline Horn	51	Director
Moujan Kazerani	46	Director
Frank R. Martire, Jr.	74	Director
Christopher Phillips	36	Director
Jennifer Prince	48	Director

Executive Officers

Michael Blend is System1’s co-founder and has served as System1’s chief executive officer since February 2021, and chairman of the board since 2013. Prior to System1, Mr. Blend was President/ COO of Leaf Group Ltd. (NYSE: LEAF), which he joined when Leaf Group acquired his data company, Hotkeys in 2006. Prior to Hotkeys, Mr. Blend was vice president, corporate development for Jawbone from 2001 to 2003 and for Wedding Channel (acquired by The Knot) from 1999 to 2001. Mr. Blend currently serves on the board of directors of Nutrisystem, Inc. and Protected.net, and has previously served on the board of directors of leading digital marketing and technology companies, including Dynata, Data Axle, among others. Mr. Blend was also the chairman of the board of Stuff Media from 2016 until it was acquired by iHeart Media in 2018. Mr. Blend was the EY National Entrepreneur of the Year for Media, Entertainment & Communications in 2018, together with System1’s other co-founder, Charles Ursini. Mr. Blend received his JD from

The University of Chicago, and holds a bachelor’s degree in mathematics from Duke University. We believe Mr. Blend is qualified to serve on the System1 Board because of his extensive business and leadership experience in the digital advertising and technology industries.

Brian Coppola has been System1’s chief product officer since June 2019, and previously served as System1’s vice president and then executive vice president of product since October 2015. Prior to System1, Mr. Coppola was the senior vice president of product at Amobee from 2013 to 2015, which he joined via SingTel’s acquisition of Adconion Direct in 2014. Mr. Coppola holds a bachelor’s degree in finance from Loyola Marymount University.

Paul Filsinger has been System1’s president since April 2019, and previously served as System1’s senior vice president of media since April 2017. Mr. Filsinger joined System1 through its acquisition of Qool Media in 2017, where he served as chief technology officer. Prior to Qool Media, Mr. Filsinger was president and founder of World Wide Interactive from 2008 until it was acquired by Qool Media in 2013, and chief technology officer of Geosign from 2001 to 2008.

Tridivesh Kidambi has been System1’s chief financial officer since 2016. Prior to System1, Mr. Kidambi was the executive vice president, finance & analytics of TV Time from October 2015 to 2016, chief financial officer of EZ Texting from 2014 to 2015, and vice president, finance at Leaf Group Ltd. (NYSE: LEAF) from 2007 to 2014. Mr. Kidambi currently serves on the board of directors of Protected.net. Mr. Kidambi received his MBA from Claremont Graduate University’s Drucker School of Management, and holds a bachelor’s degree in economics and mathematics from Claremont McKenna College.

Jennifer Robinson has been System1’s chief technology officer since May 2021. Prior to System1, Ms. Robinson was executive vice president, product & technology at Zefr, Inc., a contextual advertising company powered by patented machine learning technology since 2019, and chief technology officer at AwesomenessTV (now a ViacomCBS company) from 2015 to 2018. Ms. Robinson received her MBA from NYU’s Stern School of Business, and holds a bachelor’s degree in computer science from The University of Chicago.

Beth Sestanovich has been System1’s chief people officer since June 2021, and previously served as System1’s chief operations officer since August 2016. Prior to System1, Ms. Sestanovich was the founding partner and principal of Summit Advisors, a management consulting and advisory firm, from 2014 to 2016, and the chief executive officer and group publisher of the LA Weekly & OC Weekly from 2002 to 2013. Ms. Sestanovich also held senior management positions at Carsdirect.com and The Los Angeles Times from 1993 to 2002. Ms. Sestanovich received her Master’s in psychology and organizational behavior from Pepperdine University, and holds a bachelor’s degree in psychology with a minor in economics from UCLA.

Daniel Weinrot has been System1’s general counsel since January 2018. Prior to System1, Mr. Weinrot was general counsel and deputy general counsel at Leaf Group Ltd. (NYSE: LEAF and f/k/a Demand Media, Inc. NYSE: DMD), a diversified digital media and marketplaces company, from 2010 to 2018, and deputy general counsel at Las Vegas Sands Corp (NYSE: LVS), a leading international developer of integrated casino resorts, from 2006 to 2010. Mr. Weinrot started his career as a corporate associate at Latham & Watkins LLP in Los Angeles in 2000. Mr. Weinrot received his J.D. from The UCLA School of Law, and holds a bachelor’s degree in political economy from U.C. Berkeley.

Non-Employee Directors

John Civantos has been a member of our Board since February 2022. From August 2020 to March 2022, Mr. Civantos served as Co-Head of Private Capital Group at MSD Partners, L.P. Prior to MSD Partners, Mr. Civantos served as a Managing Partner and was a member of the Investment Committee at Court Square Capital Partners, a U.S. middle market private equity firm, where he worked from April 2004 to March 2019. At Court Square Capital Partners, Mr. Civantos was primarily involved in the firm’s efforts investing in the Business Services and Technology sectors. Mr. Civantos received his BA from Duke University and his MBA from the Wharton School of the University of Pennsylvania. He also holds an M.A. in International Affairs from the Johns Hopkins School of Advanced International Studies.

William P. Foley, II is a co-founder of Trebia Acquisition Corporation and has served as the Chairman of Cannae since July 2017 as well as the Managing Member and Senior Managing Director of Trasimene Capital Management, LLC, an investment advisory firm, since November 2019. Prior to Trasimene Capital he served as Executive Chairman at Black Knight, Inc., a technology and analytics services company for the mortgage and real estate industries, from January 2014 to December 2019. Mr. Foley is a founder of Fidelity National Financial, Inc., and has served as the Chairman of the Board of Directors of Fidelity National Financial, Inc. since 1984.

Mr. Foley has also served as the Chairman of Foley Trasimene Acquisition Corp. I since May 2020, and before that as the Executive Chairman from March 2020 until May 2020. Mr. Foley has also served as the Chairman of Foley Trasimene Acquisition Corp. II since July 2020 and as a Director of Austerlitz Acquisition Corporation II since January 2021. Mr. Foley also serves as the Chairman, Chief Executive Officer and President of Foley Family Wines Holdings, Inc., and also as Executive Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC. Mr. Foley has served as a member of the board of directors of numerous companies including Black Knight, as Chairman from December 2019 to June 2021 and subsequently as Chairman Emeritus; FGL Holdings, Inc. from April 2016 to June 2020 and Ceridian HCM Holding Inc. from September 2013 to August 2019. Mr. Foley also serves as the Chairman of The Dun & Bradstreet Corporation. Mr. Foley received his MBA from Seattle University and his JD from the University of Washington. Mr. Foley holds a bachelor’s degree in engineering from the United States Military Academy at West Point. We believe Mr. Foley is qualified to serve on the System1 Board because of his extensive leadership experience at public companies.

Dexter Fowler is an American professional baseball outfielder who has played in 14 Major League Baseball (MLB) seasons, most recently for the Los Angeles Angels since April 2021. Prior to the Angels, Mr. Fowler played for the St. Louis Cardinals from April 2017 to October 2020, for the Chicago Cubs from April 2015 to October 2016 and before that for the Houston Astros from April 2014 to October 2014. Mr. Fowler began his MLB career with the Colorado Rockies in 2004. Mr. Fowler also represented the United States in the 2008 Summer Olympics, as a member of the United States national baseball team. Mr. Fowler currently serves on the board of directors of Austerliz Acquisition Corporation I, a publicly traded special purpose acquisition company. We believe Mr. Fowler is qualified to serve on the System1 Board because of his professional experience and experience in serving public company boards of directors.

Caroline Horn has been a Partner of Andresseen Horowitz since April 2012 where she provides strategic advice to portfolio founders and CEOs on how to assess, hire, develop and retain the best executive talent. Additionally, Ms. Horn has served as an advisor at Strava since April 2014 where she provides strategic advice on hiring and people related issues. Previously, Ms. Horn served as an Executive Recruiting Manager and Executive Recruiter for Global Leadership for Google, Inc. (NYSE: GOOGL) from September 2004 to April 2012. Ms. Horn holds a bachelor’s degree in Anthropology from Dartmouth College. We believe Ms. Horn is qualified to serve on the System1 Board because of her leadership experience and expertise in company scaling and technology sectors.

Moujan Kazerani has been a Founding Partner of Stibel Investments since co-founding it in December 2010, and Bryant Stibel since co-founding it in November 2013. Previously, Ms. Kazerani served as General Counsel, Chief Compliance Officer & Head of HR and Culture at Dun & Bradstreet Credibility Corporation and later as Leader of Global Corporate Strategy for D&B (NYSE: DNB) from September 2010 to July 2017. Prior to D&B, Ms. Kazerani served as General Counsel & Secretary at Zag.com which launched and merged with TrueCar, Inc. (NASDAQ: TRUE) from November 2006 to September 2010 and advised on the company’s compensation and audit committees of the board. Ms. Kazerani started her career as a corporate associate at Gibson, Dunn & Crutcher LLP. Ms. Kazerani currently serves on the board of directors of RingDNA, and Tailwind International Acquisition Corp. where she also serves on its audit committee. She received her JD from The UCLA School of Law and holds a bachelor’s degree in psychology from U.C. Berkeley. We believe Ms. Kazerani is qualified to serve on the System1 Board because of her substantial operational and executive experience.

Frank R. Martire, Jr. is a co-founder of Trebia Acquisition Corp. and has served as a director since February 2020. He has served as a director of Foley Trasimene since May 2020. In addition, he has served as a director of Cannae since November 2017. Mr. Martire has served as the Executive Chairman of NCR Corporation (NYSE: NCR) since May 2018. Mr. Martire served as Chairman of FIS from January 2017 until May 2018. Mr. Martire served as Executive Chairman of FIS from January 2017 until May 2018, and as Executive Chairman of FIS from January 2015 through December 2016. Mr. Martire served as Chairman of the Board and Chief Executive Officer of FIS from April 2012 until January 2016. Mr. Martire joined FIS and President and Chief Executive Officer after its acquisition of Metavante in October 2009, where he had served as Chairman of the Board and Chief Executive Officer since January 2003. Mr. Martire served as President and Chief Operating Officer of Call Solutions, Inc. from 2001 to 2003 and President and Chief Operating Officer, Financial Institution Systems and Services Group of Fiserv from 1991 to 2001. Mr. Martire’s qualifications to serve on the System1 Board include his years of experience in providing technology solutions to the banking industry, particularly his experience with FIS and Metavante, his knowledge of and contacts in the financial services industry, his strong leadership abilities and experience in driving growth and results in large complex business organizations. We believe Mr. Martire is qualified to serve on the System1 Board because of his extensive leadership experience at public companies.

Christopher Phillips is a co-founder of Protected.net and has served as both its Chief Executive Officer and a director since May 2016. In addition, he has been the Chief Executive Officer of Just Develop It since he co-founded it in 2008. Previously, Mr. Phillips was Chief Executive Officer and Director of WZUK, a global provider of websites and web hosting. He held both positions from April 2014 until the company was sold to Endurance International Group in July 2017. From January 2011 to January 2015, Mr. Phillips served as Chief Executive Officer of JDI Backup, a leading provider of cloud storage services. We believe Mr. Phillips is qualified to serve on the System1 Board because of his business and leadership experience.

Jennifer Prince is the Chief Commercial Officer of the Los Angeles Rams, an American football team in the National Football League, a position that she recently started in December 2021. From December 2020 through December 2021 Ms. Prince served as the global VP and head of global content partnerships for Twitter, where she led the social network’s worldwide efforts engaging with media entities and individual creators since 2013. Prior to Twitter, Ms. Prince was head of industry for film and television at Google and head of media and entertainment at YouTube from April 2011 to August 2013. Ms. Prince was also SVP of advertising at Demand Media from June 2007 to April 2011. Ms. Prince currently serves on the board of directors of Versus Systems Inc. and Ghostcast Inc. Ms. Prince holds a bachelor’s degree in communications from U.C. Santa Barbara. We believe Ms. Prince is qualified to serve on the System1 Board because of her substantial leadership experience and media expertise.

Corporate Governance Guidelines and Code of Business Conduct

Our Board has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of its directors and director candidates and corporate governance policies and standards as applicable. In addition, our Board has adopted a Code of Business Conduct and Ethics that applies to all of its employees, officers and directors, including its Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and its Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website (https://ir.system1.com/governance/governance-documents/).

Board Composition

When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of its business and structure, our Board expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.

Director Independence

Our Class A Common Stock is listed on NYSE. NYSE listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of System1 or its subsidiaries or any other individual having a relationship with System1 which in the opinion of our Board, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in NYSE’s listing standards and applicable SEC rules. Our Board has determined that John Civantos, William P. Foley, II., Dexter Fowler, Caroline Horn, Moujan Kazerani, Frank R. Martire, Jr. and Jennifer Prince are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Committees of the Board

Our Board directs the management of its business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee, each of which operate under a written charter.

In addition, from time to time, special committees may be established under the direction of our Board when it deems it necessary or advisable to address specific issues. Current copies of our committee charters have been posted on our website, www.system1.com, as required by applicable SEC and the NYSE rules. The information on or available through any of such website is not deemed incorporated in this Annual Report and does not form part of this Annual Report.

Audit Committee

Our audit committee consists of Frank R. Martire, Jr., Moujan Kazerani and Jennifer Prince with Frank R. Martire, Jr. serving as the chair of the committee. Our Board has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Each member of our audit committee meets the requirements for financial literacy under the applicable NYSE rules. In arriving at this determination, our Board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Our Board has determined that Frank R. Martire, Jr. qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE rules. In making this determination, our Board has considered Frank R. Martire, Jr.’s formal education and previous and current experience in financial and accounting roles. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

The audit committee’s responsibilities include, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
●	discussing with our independent registered public accounting firm their independence from management;
●	reviewing with our independent registered public accounting firm the scope and results of their audit;
●	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual consolidated financial statements that System1 files with the SEC;
●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;
●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and
●	the performance of our internal function.

Compensation Committee

Our compensation committee consists of Moujan Kazerani, Frank R. Martire, Jr. and Jennifer Prince, with Moujan Kazerani serving as the chair of the committee. Each of these individuals are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. Our Board has determined that each of these individuals are “independent” as defined under the applicable the NYSE listing standards, including the standards specific to members of a compensation committee. The compensation committee’s responsibilities include, among other things:

●	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of these goals and objectives and setting or making recommendations to the Board regarding the compensation of our Chief Executive Officer;
●	reviewing and setting or making recommendations to our Board regarding the compensation of our other executive officers;
●	making recommendations to our Board regarding the compensation of our directors;

●	reviewing and approving or making recommendations to our Board regarding our incentive compensation and equity-based plans and arrangements; and
●	appointing and overseeing any compensation consultants.

We believe that the composition and functioning of our compensation committee meets the requirements for independence under the current the NYSE listing standards.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Caroline Horn, Dexter Fowler and Jennifer Prince, with Caroline Horn serving as the chair of the committee. Our Board has determined that each of these individuals is “independent” as defined under the applicable listing standards of the NYSE and SEC rules and regulations.

The nominating and corporate governance committee’s responsibilities include, among other things:

●	identifying individuals qualified to become members of our Board, consistent with criteria approved by our Board;
●	recommending to our Board the nominees for election to System1’s Board at annual meetings of our stockholders;
●	overseeing an evaluation of our Board and its committees; and
●	developing and recommending to our Board a set of corporate governance guidelines. We believe that the composition and functioning of our nominating and corporate governance committee meets the requirements for independence under the current the NYSE listing standards.

Our Board may from time to time establish other committees.

Code of Ethics

We have a code of ethics that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, www.system1.com and attached herein as Exhibit 14.1.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity, other than System1, that has one or more executive officers serving as a member of our Board.

Related Person Policy of System1

Our Board has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which System1 or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of Our executive officers or a member of Our Board;
●	any person who is known by System1 to be the beneficial owner of more than 5% of our voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its audit committee charter, the audit committee has the responsibility to review related person transactions.

Item 11.Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2021 Summary Compensation Table” below. In 2021, our “named executive officers” and their positions were as follows:

●	Ian Weingarten, Chief Executive Officer (2020-February 2021)
●	Michael Blend, Chief Executive Officer (February 2021-present)
●	Tridivesh Kidambi, Chief Financial Officer
●	Jennifer Robinson, Chief Technology Officer

We note that Mr. Weingarten terminated employment with us on February 22, 2021. Michael Blend, our Co-Founder and Executive Chairman of the Board, replaced Mr. Weingarten as our Chief Executive Officer in February 2021. Mr. Blend currently receives a nominal base salary in the amount of $0.26 annually, and did not receive any cash compensation or incentive equity awards from us during either 2020 or 2021.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the closing of the Business Combination may differ materially from the currently planned programs summarized in this discussion.

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2020 and 2021.

							Non-
							Equity
							Incentive
							Plan	All Other
						Option	Compens	Compensation
						Awards	ation ($)	($)
Name and Principal Position	Year	Salary ($)		Bonus ($)		($)(3)	(4)	(5)	Total ($)
Ian Weingarten	2021	$70,769	(2)	—		—	—	381,402	$452,171
Chief Executive Officer (2020) (1)	2020	$400,000		—		—	104,000	10,600	$514,600
Michael Blend	2021	—		—		—	—	—	0
Chief Executive Officer (2021)	2020	—		—		—	—	—	0
Tridivesh Kidambi	2021	$300,000		—		$456,225	$75,000	53,585	$884,810
Chief Financial Officer	2020	$300,000		—		—	30,000	293,869	$623,869
Jennifer Robinson	2021	$178,846	(2)	$80,000	(6)	$251,600	75,288	5,077	$590,811
Chief Technology Officer
(1)	Mr. Weingarten terminated employment and ceased to be our Chief Executive Officer, effective as of February 22, 2021, and was succeeded by Michael Blend, who is also our Co-Founder and Executive Chairman of the Board.
(2)	Amounts paid to Mr. Weingarten and Ms. Robinson reflect the pro-rated amount of their base salary paid to them in 2021, based on the length of their actual employment with us in 2021.
(3)	Amounts reflect the full grant-date fair value of Series F Units in OpenMail and Value Creation Units (“VCUs”) granted during 2021, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of grants made to executive officers in our Notes to the consolidated financial statements included in this prospectus.
(4)	Non-equity incentive plan compensation consists of payments made pursuant to our annual incentive bonus program based on our pro-forma billings-based adjusted EBITDA performance. The 2021 bonus for Ms. Robinson was pro-rated to reflect her partial year of service. Neither Messrs. Weingarten nor Blend participated in our 2021 annual cash incentive program.
(5)	For fiscal year 2021, all other compensation consists of:
(a)	Employer-match contributions to our 401(k) plan on behalf of Messrs. Weingarten and Kidambi and Ms. Robinson in the amounts of $2,831, $9,808, and $5,077, respectively;
(b)	Distributions not taken into account in determining grant-date fair value under ASC Topic 718 in respect of Series B Units issued by Openmail to Mr. Kidambi in the amount of $43,777; and
(c)	Severance which became payable to Mr. Weingarten upon his termination of employment in February 2021 in the amount of $378,571, consisting of (i) continued payment of his base salary in effect at the time of termination for a period of 6 months (in an aggregate amount of $200,000), (ii) payment of fifty percent (50%) of his annual target bonus (in an amount of $130,000), and (iii) company-subsidized COBRA premiums for up to eighteen months following termination (in an aggregate value of $48,571).
(6)	Represents a one-time signing bonus paid to Ms. Robinson in connection with her commencement of employment with us in May 2021.

2021 Salaries

Each of our named executive officers (other than Mr. Blend) receives a base salary to compensate for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting and accounting for the executive’s skill set, experience, role and responsibilities. The base salary amounts earned by our named executive officers for 2021 are set forth above in the Summary Compensation Table in the column entitled “Salary”. As of January 27, 2022, the annual base salary for  Mr. Kidambi was $350,000 and the annual base salary for Ms. Robinson was $325,000. We expect to further evaluate the base salaries of our executive officers, including our named executive officers, in consultation with our compensation consultant, in connection with consummating the Business Combination and periodically thereafter.

2021 Cash Incentive Compensation

2021 Annual Cash Incentive Compensation

Our named executive officers (other than Mr. Blend) are eligible to earn annual cash incentives under our annual incentive program, determined as a percentage of the applicable officer’s base salary and based on our operating and financial performance, including our annual pro-forma billings based adjusted EBITDA performance, as well as the named executive officer’s contributions to our operating and financial performance. Annual cash incentives for Mr. Kidambi and Ms. Robinson are targeted at 25% and 40% of the applicable officer’s base salary, respectively. Mr. Weingarten did not participate in our 2021 annual incentive program because his employment with us terminated in February 2021. In addition, as noted above, Mr. Blend does not currently (and did not in 2020) participate in our annual cash incentive program. The actual annual cash bonuses awarded to Mr. Kidambi and Ms. Robinson are set forth in the Summary compensation Table above in the column entitled “Non-Equity Incentive Plan Compensation”.

Signing Bonus

In May 2021, in connection with her commencement of employment with us, Ms. Robinson received a one-time signing bonus equal to $80,000. If Ms. Robinson’s employment is terminated for “cause” or due to her resignation without “good reason” (each as defined in her employment agreement with us) during the first year of her employment, the signing bonus is repayable to the Company (either in full or, if the termination occurs after the first six months of her employment, with respect to a pro-rata portion thereof).

Equity Compensation

During 2021, in connection with the entry into her employment agreement, we granted 100,000 VCUs to Ms. Robinson under the S1 Holdco 2017 Value Creation Plan. Each VCU represented an appreciation right entitling Ms. Robinson to a share of our appreciated value above the VCU distribution threshold (or strike price), which was $10.00 per VCU with respect to Ms. Robinson’s 2021 VCU grant. Ms. Robinson’s VCUs are eligible to vest as to 25% of the awarded VCUs on the first anniversary of the vesting start date (which was the commencement of her employment in May 2021) and, with respect to the remaining 75% of the awarded VCUs, in substantially equal quarterly installments thereafter through the fourth anniversary of the vesting start date, subject to Ms. Robinson’s continued service through the applicable vesting date, and further subject to accelerated vesting in certain circumstances.

In addition, during 2021, Mr. Kidambi received a grant of 52,500 Series F Units in Openmail, which are intended to constitute “profits interests” for federal income tax purposes. Such Series F Units are were originally eligible to vest in full upon the later of (i) May 1, 2022 or (ii) the date on which Openmail disposes of its entire ownership interest in Mr. Kidambi’s employer, in each case, subject to his continued employment through the applicable vesting date. However, simultaneously with the closing of the Business Combination, the Series F Units were amended such that the Series F Units will vest in full on May 1, 2022 (subject to Mr. Kidambi’s continued employment through such date).

In connection with the Business Combination, our Board adopted, and our stockholders approved, the 2022 Incentive Award Plan (referred to herein as the 2022 Plan).

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. We expect that our named executive officers will continue to be eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making fully vested matching contributions without any minimum prior service period, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, which also cover their respective eligible dependents, including:

●	medical, dental and vision benefits;
●	medical and dependent care flexible spending accounts;
●	short-term and long-term disability insurance; and
●	life insurance.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups

We do not make gross-up or similar payments to cover any of our named executive officers’ personal income taxes that may pertain to compensation or perquisites paid or provided by our company, including with respect to any taxes that may arise under or by operation of Internal Revenue Code Sections 280G or 409A.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021. We note that Mr. Blend, our current CEO, did not hold any outstanding equity awards as of December 31, 2021.

			Option Awards					Stock Awards
											Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
										Awards:	Market or
					Equity			Number		Number	Payout
					Incentive			of		of	Value of
					Plan			Shares		Unearned	Unearned
					Awards:			or Units	Market	Shares,	Shares,
			Number of	Number of	Number of	Option		of Stock	Value of	Units or	Units or
			Securities	Securities	Securities	Exercise		That	Shares or	Other	Other
			Underlying	Underlying	Underlying	Price /		Have	Units of	Rights	Rights
			Unexercised	Unexercised	Unexercised	Distribution	Option	Not	Stock That	That	That
			Options (#)	Options (#)	Unearned	Threshold	Expiration	Vested	Have Not	Have Not	Have Not
Name	Grant Date		Exercisable	Unexercisable	Options (#)	($)	Date	(#)	Vested ($)	Vested (#)	Vested ($)
Ian Weingarten	1/02/2018	(1)			37,500]	10.00	01/08/2024
	4/15/2019	(2)							$2,824,500
Tridivesh Kidambi
	4/17/2018	(3)			3,125	7.09	N/A
	4/18/2018	(1)			25,000	10.00	4/19/2024
	2/1/2019	(1)			50,000	10.00	3/13/2025
	2/1/2019	(4)			300,000	9.23	N/A
	5/1/2021	(5)			52,500	9.23	N/A
Jennifer Robinson	5/17/2021	(1)			100,000	10.00	N/A
(1)	These S1 Holdco VCUs will fully vest upon satisfaction of both a service-vest and performance-vest (liquidity event) condition. The service-vest condition is satisfied based on continued service as a director of the Company or employment (as applicable) over a four-year period, with 25% of the VCUs service-vesting on the first anniversary of the vesting commencement date and the remaining 75% of the VCUs service-vesting in substantially equal quarterly increments for three years thereafter, subject to continued service or employment (as applicable) through the applicable service vesting date. The performance-vest condition is satisfied upon the occurrence of a change in control or certain public offerings of our securities (or those of our affiliate), in any case, occurring on or prior to the expiration date, which occurs six years from the date of grant.
(2)	This amount reflects the value of an unvested profits interest granted to Mr. Weingarten in April 2019 (referred to below as the “Profits Interest”) in connection with his initial employment as our former Chief Executive Officer, which entitled Mr. Weingarten to 5% of distributions made by S1 Holdco, LLC after a return on invested capital to its existing investors, subject to a participation threshold of $300,000,000 (which threshold was subject to adjustment as set forth in System1 Holdco, LLC’s operating agreement). The Profits Interest was eligible to vest over a period of four years from the date of grant in substantially equal quarterly increments based on Mr. Weingarten’s continued employment through the applicable vesting date, subject to 50% accelerated vesting upon certain qualifying transactions (based on continued employment through the applicable transaction) and 100% accelerated vesting upon an involuntary termination within three months after a qualifying transaction. A portion of Mr. Weingarten’s Profits Interest was deemed vested in connection with his termination of employment, a portion was forfeited, and a portion remained unvested as of December 31, 2021, in each case, as described below under “Executive Compensation Arrangements.”
(3)	These Openmail Series B-1 Units are intended to constitute “profits interests” for federal income tax purposes, and vest with respect to 25% of the award on the first anniversary of the vesting start date, and with respect to 75% of the award quarterly thereafter (referred to below as the “Openmail Vesting Schedule”), subject to the executive’s continued service through the applicable vesting date, and vested in full upon the closing of the Business Combination.
(4)	These Openmail Series F Units are intended to constitute “profits interests” for federal income tax purposes, and vest upon the later of a liquidation event based on continued service through the liquidation event, except that if a liquidation event occurs within four years following the date of grant, then only the number of profits interests that would have vested as of the liquidation event based on the Openmail Vesting Schedule will vest upon the liquidation event, and the remainder of the award will vest on the Openmail Vesting Schedule based on continued service through the applicable vesting date. However, concurrently with the closing of the Business Combination, such Series F units were amended such that the Series F units became 50% vested upon the closing of the Business Combination, and the remaining 50% will vest in eight equal installments on each of the first eight quarterly anniversaries of the closing thereafter (subject to the applicable executive’s continued employment through such date).
(5)	These Openmail Series F Units are intended to constitute “profits interests” for federal income tax purposes, and originally vested upon the later of (i) May 1, 2025 or (ii) the date on which Openmail disposes of its entire ownership interest in the applicable executive’s employer, in each case, subject to the applicable executive’s continued employment through the applicable vesting date. However, concurrently with the closing of the Business Combination, such Series F Units were amended such that the Series F Units will vest in full on May 1, 2022 (subject to Mr. Kidambi’s continued employment through such date).

Executive Compensation Arrangements

We are party to employment agreements with each of Mr. Kidambi and Ms. Robinson. The Company was previously party to an employment agreement with Mr. Weingarten, which was terminated in connection with his termination of employment. In connection with his termination, the Company entered into a separation agreement with Mr. Weingarten. Mr. Kidambi’s and Ms. Robinson’s employment agreements and Mr. Weingarten’s separation agreement are summarized below.

Tridivesh Kidambi Employment Agreement

We are party to an employment agreement with Mr. Kidambi that was entered into by our predecessor entity in October 2016, pursuant to which Mr. Kidambi serves as our Chief Financial Officer. Mr. Kidambi’s employment agreement sets forth the initial terms and conditions of his employment, including his initial base salary and signing bonus. Under his employment agreement, if Mr. Kidambi’s employment with us is terminated without “cause” (as defined therein) or by Mr. Kidambi for “good reason” (as defined therein), he will be eligible for the following severance benefits (in addition to any accelerated vesting separately provided under applicable award agreement(s)): (i) continued payment of his then-current base salary for 3 months and (ii) company-subsidized COBRA premiums for up to 6 months.

Jennifer Robinson Employment Agreement

We are party to an employment agreement with Ms. Robinson that was entered into in May 2021, pursuant to which Ms. Robinson serves as our Chief Technology Officer. Ms. Robinson’s employment agreement sets forth the initial terms and conditions of her employment, including her initial base salary of $300,000, a signing bonus of $80,000 (discussed above under “2021 Cash Incentive Compensation-Signing Bonus”), and an annual bonus targeted at 40% of her base salary. Under her employment agreement, if Ms. Robinson’s employment with us is terminated without “cause” (as defined therein) or by Ms. Robinson for “good reason” (as defined therein), she will be eligible for the following severance benefits (in addition to any accelerated vesting separately provided under applicable award agreement(s)): (i) continued payment of her then-current base salary for 6 months, (ii) company-subsidized COBRA premiums for up to 6 months, and (iii) accelerated vesting of 25% of her 2021 VCU grant (or such lesser portion of such award that is then-unvested). If such termination occurs within six months after a “change in control” of the Company (which excludes the

Business Combination), then in lieu of the accelerated vesting described in the preceding sentence, her 2021 VCU grant will vest in full (to the extent then-unvested) upon such termination.

Ian Weingarten Separation Agreement

In connection with his termination in February 2021, the Company entered into a separation agreement with Mr. Weingarten. Pursuant to this separation agreement, Mr. Weingarten’s employment was terminated, effective February 22, 2021. Mr. Weingarten executed a release of claims in connection with his termination and received the following severance benefits: (i) continued payment of his base salary in effect at the time of termination for a period of 6 months, (ii) payment of fifty percent (50%) of his annual target bonus for calendar year 2020, and (iii) company-subsidized COBRA premiums for up to eighteen months following termination (collectively, the “Severance Payment”). Mr. Weingarten’s separation agreement also provided that his 2020 VCU grant was deemed to be 75% service-vested (payable on the consummation of the Business Combination in the same manner as other vested VCUs), and that his Profits Interest was deemed (x) vested as to a 3.75% Profits Interest and (y) forfeited as to the remaining 1.25% Profits Interest, in each case, above the applicable adjusted threshold amount (subject to further reduction to a 2.5% Profits Interest in the event that the Business Combination was not consummated).

Director Compensation

The following individuals served as non-employee directors of System1 in 2021: William P. Foley, II, Frank R. Martire, Jr., Dexter Fowler, Jennifer Prince, Moujan Kazerani, Caroline Horn and Christopher Phillips. We have not historically maintained a formal non-employee director compensation program. However, we have provided cash compensation and awarded options to purchase shares of our Class A Common Stock to non-employee directors from time to time. Additionally, we reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

No compensation was paid to any director for service in 2021.

We maintain a Director Compensation Program for non-employee directors of the Company (the “Non-Employee Director Compensation Program”), which became effective as of February 25, 2022. Eligible directors are entitled to receive equity compensation for service on the Board under the Non-Employee Director Compensation Program as follows:

1.	Annual Awards. Commencing with the Company’s annual stockholders meeting for 2023, the Company will grant an award of restricted stock units with a grant date fair value of $180,000 to each eligible director who is serving on the Board as of the date of the Company’s annual stockholders meeting or who is initially elected or appointed to serve on the Board at such annual meeting and, in either case, who will continue to serve on the Board immediately following such annual meeting.
2.	Initial Awards. For eligible directors initially elected or appointed to serve on the Board after the Company’s annual stockholders meeting for the 2023 calendar year (and other than on the date of an annual meeting), the Company will grant an award of restricted stock units with a grant date fair value of $180,000, multiplied by a fraction, (a) the numerator of which is the difference between 365 and the number of days from the immediately preceding annual stockholders meeting date through the appointment or election date and (b) the denominator of which is 365.
3.	Committee Awards. Commencing with the Company’s annual stockholders meeting for 2023, for eligible directors serving on a committee of the Board, the Company will grant awards of restricted stock units as follows (prorated for any partial year of service):
a.	Audit Committee Awards. The Company will grant an award of restricted stock units with a grant date fair value of $50,000 to the eligible director who serves as Chairperson of the Audit Committee and an award of restricted stock units with a grant date fair value of $20,000 to each eligible director who serves as a member of the Audit Committee (other than the Chairperson of the Audit Committee).
b.	Compensation Committee Awards. The Company will grant an award of restricted stock units with a grant date fair value of $20,000 to the eligible director who serves as Chairperson of the Compensation Committee and an award of restricted stock units with a grant date fair value of $10,000 to each eligible director who serves as a member of the Compensation Committee (other than the Chairperson of the Compensation Committee).
c.	Nominating and Corporate Governance Committee Awards. The Company will grant an award of restricted stock units with a grant date fair value of $15,000 to the eligible director who serves as Chairperson of the Nominating and Corporate Governance Committee and an award of restricted stock units with a grant date fair value of $10,000 to each eligible director who serves as a member of the Nominating and Corporate Governance Committee (other than the Chairperson of the Nominating and Corporate Governance Committee).

The number of shares subject to any award will be determined by dividing the value of such award (subject to proration as provided in the terms of the Non-Employee Director Compensation Program) by the closing price for the Company’s Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), on the New York Stock Exchange (or any applicable securities exchange on which the Company’s Class A Common Stock is then-listed) on the applicable grant date (or on the immediately preceding trading day if the applicable grant date is not a trading day). Each award shall vest as to twenty-five percent (25%) of the award on each of the first three (3) quarterly anniversaries of the applicable grant date, and as to the remaining twenty-five percent (25%) of the award on the earlier to occur of (x) the one-year anniversary of the applicable grant date and (y) the date of the next annual meeting of stockholders following the grant date, subject to the applicable eligible director’s continued service on the Board (or a committee of the Board, as applicable).

All awards of the Non-Employee Director Compensation Program will be granted under, and shall be subject to the terms and provisions of, the Plan.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our Common Stock immediately following the consummation of the Business Combination by:

●	each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o System1, 4235 Redwood Avenue, Los Angeles, CA 90066.

		Class A Common Stock
	Shares of Class A	Beneficial Ownership	Voting Power
Name of Beneficial Owner	Common Stock+	Percentage	Percentage++
Directors and Executive Officers
Michael Blend(1)	760,000	*	*
Brian Coppola(2)	303,055	*	*
Paul Filsinger(3)	875,900	1.0%	*
Tridivesh Kidambi(4)	929,836	1.1%	*
Jennifer Robinson	4,074	*	*
Elizabeth Sestanovich(5)	267,436	*	*
Daniel Weinrot(6)	98,106	*	*
John Civantos(7)	266,146	*	*
William P. Foley, II(8)	9,305,122	10.3%	8.2%
Dexter Fowler	—	—	—
Caroline Horn	—	—	—
Moujan Kazerani(9)	73,200	*	*
Frank R. Martire, Jr.(10)	5,877,699	6.7%	5.3%
Christopher Phillips(11)	20,733,184	24.0%	19.1%
Jennifer Prince	—	—	—
All Directors and Executive Officers (15 Individuals)	39,493,757	40.5%	33.5%
Greater than 5% Holders
Cannae Holdings, LLC(12)	27,181,770	31.9%	25.4%
Stanley Blend(13)	16,573,322	17.6%	15.4%
Lone Star Friends Trust(14)	14,840,169	13.3%	11.5%
Trasimene Trebia, LP(8)	9,305,122	10.3%	8.2%
BGPT Trebia, LP(10)	5,877,699	6.7%	5.3%
Nicholas Baker(15)	7,699,449	9.0%	7.2%
CEE Holdings Trust(16)	4,599,438	5.2%	4.3%

Notes:

*	Denotes less than 1%
+

Represents shares of Class A Common Stock that the stockholders shown (i) beneficially own as of January 27, 2022 or (ii) have the right to acquire (a) upon exercise of Warrants held by the stockholder, (b) upon exercise of the stockholder’s redemption right of any Class B Units in S1 Holdco held by such stockholder or (c) upon exercise of vested performance-based restricted stock units (“RSUs”) granted to each of Michael Blend and Just Develop It Limited. The shares included in this column are deemed to be outstanding in calculating the percentage ownership of Class A Common Stock of such stockholder, but are not deemed to be outstanding as to any other stockholder.

++

Includes shares that the stockholders shown have the right to acquire as of January 27, 2022 or within 60 days thereafter as described in immediately preceding footnote above. Assumes redemption of all Class B Units by all members of S1 Holdco for shares of Class A Common Stock, which would have resulted in an additional 22,077,319 shares of Class A Common Stock outstanding as of January 27, 2022. Holders of Class B Units of S1 Holdco are entitled to have their Class B Units of S1 Holdco exchanged or redeemed for Class A Common Stock on a one-for-one basis or, at the election of the Company, a cash payment in an amount per Class B Unit of S1 Holdco redeemed and calculated based on the volume weighted average market price of a share of Class A Common Stock at the time of redemption. The Class B Units of S1 Holdco do not have voting rights, but holders of Class B Units of S1 Holdco own a corresponding number of shares of Class C Common Stock of the Company, which have voting rights and vote together with the shares of Class A Common Stock.

(1)	Consists of 35,000 Public Warrants exercisable for 35,000 shares of Class A Common Stock at an exercise price of $11.50 per share and 725,000 fully vested RSUs, in each case held directly by Mr. Blend. Excludes (i) 172,440 shares of Class A Common Stock and 961,613 shares of Class A Common Stock issuable upon the exchange or redemption of 961,613 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by OpenMail2, LLC (“OpenMail2”) and (ii) 45,077 shares of Class A Common Stock and 251,379 Class B Units of S1 Holdco (and the corresponding shares of Class C Common Stock of the Company), in each case, directly held by the Blend Family Foundation. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2. The directors of the Blend Family Foundation are Michael Blend, Sandra Blend and Stanley Blend. The Public Warrants by their terms become exercisable (including by cash settlement) 30 days following the Closing Date. The terms of the Public Warrants are set forth in the Warrant Agreement filed with the SEC on June 22, 2020 as Exhibit 4.1 to the Issuer’s Current Report on Form 8-K. The RSUs vested on March 17, 2022 the first trading day on which the volume weighted average price of the Company’s Class A Common Stock exceeded $12.50 per share for 20 trading days within a period of 30 consecutive trading days.
(2)	Consists of 77,086 shares of Class A Common Stock and 225,969 shares of Class A Common Stock issuable upon the exchange or redemption of 225,969 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) held directly by Mr. Coppolla.
(3)	Consists of 335,032 shares of Class A Common Stock and 540,868 shares of Class A Common Stock issuable upon the exchange or redemption of 540,868 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by Mr. Filsinger.
(4)	Consists of (i) 15,000 Public Warrants exercisable for 15,000 shares of Class A Common Stock at an exercise price of $11.50 per share held directly by Mr. Kidambi, (ii) 401,489 shares of Class A Common Stock and 436,093 shares of Class A Common Stock issuable upon the exchange or redemption of 436,093 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case held directly by Mr. Kidambi, (iii) 15,518 shares of Class A Common Stock held by Mr. Kidambi’s spouse (who is also an employee of the Company) and (iv) 61,736 shares of Class A Common Stock Currently held by Lone Investment Holdings, LLC (“LIH”) which shares have been given pro forma effect to Mr. Kidambi and one expected to be distributed to Mr. Kidambi upon LIH’s scheduled distribution Excludes 172,440 shares of Class A Common Stock and 961,613 shares of Class A Common Stock issuable upon the exchange of 961,613 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by OpenMail2. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2.
(5)	Consists of 58,841 shares of Class A Common Stock and 208,595 shares of Class A Common Stock issuable upon the exchange or redemption of 208,595 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by Ms. Sestanovich.
(6)	Consists of 38,464 shares of Class A Common Stock and 59,642 shares of Class A Common Stock issuable upon the exchange or redemption of 59,642 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by Mr. Weinrot.
(7)	Consists of (i) 61,209 shares of Class A common stock held directly by Mr. Civantos, (ii) 100,000 shares of Class A common stock issuable upon the exercise of 100,000 Warrants, (iii) 75,612 shares of Class A Common Stock securities held by the John Civantos 2011 Family Trust, which shares held by the trust Mr. Civantos disclaims beneficial interest in such securities except to any pecuniary interest therein and (iv) 29,325 shares of Class A Common Stock .currently held by LIH, which shares have been given pro forma effect to Mr. Civantos and one expected to be distributed to Mr. Civantos upon LIH’s scheduled distribution.
(8)	Consists of (i) 3,737,205 shares of Class A Common Stock directly held by Trasimene Trebia, LP (the “Trebia Sponsor”), (ii) 4,734,167 shares of Class A Common Stock issuable upon the exercise of 4,734,167 Warrants directly held by the Trebia Sponsor and (iii) 833,750 shares of Class A Common Stock from the automatic conversion of 833,750 shares of Class D Common Stock held by the Trebia Sponsor. Under the Issuer’s Certificate of Incorporation, the Trebia Sponsor’s shares of Class D Common Stock automatically converted into Class A Common Stock on a one-for-one basis on March 17, 2022, the first trading day that the volume-weighted average price of Class A Common Stock equaled or exceeded $12.50 per share for 20 trading days within a period of 30 consecutive trading days
(9)	Consists of (i) 20,500 shares of Class A Common Stock and 40,700 shares of Class A Common Stock issuable upon exercise of 40,700 Public Warrants, in each case held directly by Mr. Kazerani, the spouse of Ms. Kazerani, and (ii) 12,000 shares of Class A Common Stock held by Ms. Kazerani’s in-laws, over which shares Ms. Kazerani’s spouse has voting and dispositive power pursuant to a power of attorney granted to him.
(10)	Consists of (i) 2,762,282 shares of Class A Common Stock directly held by BGPT Trebia, LP (the “BGPT Sponsor”) (ii) 2,499,167 shares of Class A Common Stock issuable upon the exercise of 2,499,167 Warrants directly held by the BGPT Sponsor and (iii) 616,250 shares of Class A Common Stock from the automatic conversion of 616,250 shares of Class D Common Stock held by the BGPT Sponsor. Under the Issuer’s Certificate of Incorporation, the BGPT Sponsor’s shares of Class D Common Stock automatically converted into Class A Common Stock on a one-for-one basis on March 17, 2022, the first trading day that the volume-weighted average price of Class A Common Stock equaled or exceeded $12.50 per share for 20 trading days within a period of 30 consecutive trading days
(11)	Consists of (i) 725,000 fully vested RSUs and 500,000 shares of Class A Common Stock issuable upon the exercise of 500,000 Private Placement Warrants , in each case held directly by Just Develop It Limited (“JDIL”) and (ii) 19,508,184 shares of Class A Common Stock currently held by JDI & AFH Limited (“J&A”) which shares have been given pro forma effect to JDIL and one expected to be distributed to JDIL upon J&A’s scheduled distribution. J&A’s controlling stockholder is JDIL and Mr. Phillips is a director of J&A. Mr. Phillips is the controlling shareholder and a director of JDIL.The RSUs vested on March 17,2022, the first trading day on which the volume weighted average price of the Company’s Class A Common Stock equaled or exceededs $12.50 per share for 20 trading days within a period of 30 consecutive trading days The Private Placement Warrants by their terms became exercisable (including by cash settlement) 30 days following the Closing Date. The terms of the Private Placement Warrants are set forth in the Warrant Agreement filed with the SEC on June 22, 2020 as Exhibit 4.1 to the Issuer’s Current Report on Form 8-K.
(12)	Consists of 27,181,770 shares of Class A Common Stock issued to Cannae Holdings, LLC, a Delaware limited liability company (“CHL”) pursuant to the Business Combination Agreement, the Backstop Agreement and the A&R Sponsor Agreement. CHL is a wholly-owned subsidiary of Cannae Holdings, Inc. (“CHI”). The address of the principal business office of CHI is 1701 Village Center Circle, Las Vegas, Nevada 89134.

(13)	Consists of (i) 3,537,147 shares of Class A Common Stock, 500,000 shares of Class A Common Stock issuable upon the exercise of 500,000 Warrants and 7,945,580 Class B Units of S1 Holdco (and the corresponding shares of Class C Common Stock of the Issuer), in each case, directly held by Lone Star Friends Trust (“Lone Star”), (ii) 592,514 shares of Class A Common Stock and 251,379 Class B Units of S1 Holdco (and the corresponding shares of Class C Common Stock of the Issuer) directly held by the Dante Jacob Blend Trust, for which Mr. Blend is the trustee (the “Dante Trust”), (iv) 592,514 shares of Class A Common Stock and 251,379 Class B Units of S1 Holdco (and the corresponding shares of Class C Common Stock of the Issuer) directly held by the Nola Delfina Blend Trust, for which Mr. Blend is the trustee (the “Nola Trust”), (v) 45,367 shares directly held by Mr. Blend in his individual capacity and (vi) 2,857,442 shares of Class A Common Stock distributed to Lone Star by LIH as of the date of this prospectus. Mr. Blend is the trustee of each of Lone Star, the Dante Trust and the Nola Trust, and has voting and dispositive power over the shares held by each of Lone Star, the Dante Trust and the Nola Trust but disclaims beneficial interest in such shares except to the extent of any pecuniary interest therein (if any). Mr. Blend, an attorney at Clark Hill in San Antonio, Texas, is the father of Michael Blend, the Company’s co-founder, CEO and Chairman of the Board. Michael Blend and his family are the beneficiaries of Lone Star.
(14)	See Footnote (13) above.
(15)	The shares held by Mr. Baker give pro forma effect to a distribution of shares currently held by J&A, which one expected to be distributed to Mr. Baker upon J&A’s scheduled distribution.
(16)	Consists of 1,191,217 shares of Class A Common Stock and 3,408,221 Class B Units of S1 Holdco (and the corresponding shares of Class C Common Stock of the Company), in each case, directly held by the CEE Holdings Trust. Jackson Hole Trust Co. is the trustee of the CEE Holdings Trust and has voting and dispositive power over the shares held by the CEE Holdings Trust but disclaims beneficial interest in such shares.

Item 13.Certain Relationships and Related Transactions, and Director Independence Founder Shares

Founder Shares

On February 18, 2020, the Sponsors purchased 10,781,250 of the Company's Class B ordinary shares (the "Founder Shares") for an aggregate purchase price of $25,000. On June 16, 2020, the Company effected a share dividend of 2,156,250 shares, resulting in the Sponsors holding an aggregate of 12,937,500 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,687,500 shares subject to forfeiture by the Sponsors to the extent that the underwriters' over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company's issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriters' election to fully exercise their over-allotment option, 1,687,500 Founder Shares are no longer subject to forfeiture.

The Sponsors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination (the “VWAP Event”), or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company's shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. On March 17, 2022, Class A Common Stock of the Company met the VWAP Event.

Promissory Note—Related Party

On July 13, 2021 the Sponsors made available to the Company a loan of up to $500,000 pursuant to two promissory notes issued to the Company from the BGPT Sponsor in the amount of $212,500 (the “BGPT Note”) and to Trasimene Sponsor $287,500 (the “Trasimene Note”). The Company is entitled to submit drawdown requests to the Sponsor from time to time and the proceeds from any amounts borrowed under the note will be used for on-going operational expenses and certain other expenses. The notes are unsecured, non-interest bearing and mature on the earlier of: (i) May 31, 2022, or (ii) the date on which the Company consummates a Business Combination. On July 13, 2021, the Company drew-down $106,250 under the BGPT Note and $143,750 under the Trasimene Note. On August 9, 2021, the Company drew-down an additional $75,000 under the BGPT Note. As of December 31, 2021, the outstanding balance under the promissory notes was $450,000. Upon the closing of the Business Combination, the outstanding Notes were satisfied and extinguished.

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

Sponsor Agreement

In connection with the execution of the Business Combination Agreement and the Backstop Agreement, Trebia amended and restated (i) that certain letter agreement, dated June 19, 2020, between the Sponsors and Trebia (the “Prior Sponsor Agreement”) and (ii) that certain letter agreement, dated June 19, 2020, by and among William P. Foley, II, Frank R. Martire, Jr., Paul Danola, Tanmay Kumar, Lance Levy, Mark D. Linehan, and James B. Stallings (collectively, the “Insiders”) and Trebia (the “Prior Insider Agreement”), and the other parties thereto, and entered into that certain sponsor agreement (as amended on November 30, 2021, the “Sponsor Agreement”) with the Sponsors, Cannae Holdings, Inc. (“Cannae”) and certain of the Insiders. Pursuant to the Sponsor Agreement, among other things, the Sponsors, Cannae and Insiders agreed (A) to vote any Trebia securities in favor of the Business Combination and other Trebia shareholder matters, (B) not to seek redemption of any Trebia shares and (C) not to transfer any Trebia securities for the period beginning on the Closing Date until the earlier of (x) 180 days following the Closing Date or (y) 150 days after the Closing Date, if the VWAP of the Class A Common Stock equals or exceeds $12.00 per share for any 20 trading days within a 30 trading day period and (D) to be bound to certain other obligations as described therein. BGPT Sponsor and Trasimene Sponsor have each agreed to forfeit 1,450,000 Trebia Class B Ordinary Shares (2,900,000 in the aggregate). Additionally, (1) the Sponsors have agreed to the Backstop Forfeiture in connection with the equity backstop commitments by Cannae and certain System1 Equityholders and Protected Equityholders, and (2) Trebia has agreed to issue to Cannae or such System1 Equityholders and Protected Equityholders a number of shares of Class A Common Stock equal to the number of ordinary shares so forfeited, in the event and to the extent that Cannae and/or such System1 Equityholders and Protected Equityholders provide such backstop in connection with any valid shareholder redemptions.

Registration Rights

The former holders of Trebia Class B Ordinary Shares, the Trebia Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Trebia Class A Ordinary Shares issuable upon the exercise of the Trebia Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Trebia Class B Ordinary Shares) are entitled to registration rights pursuant the Prior Registration Rights Agreement requiring Trebia to register such securities for resale (in the case of the Trebia Class B Ordinary Shares, only after conversion to Trebia Class A Ordinary Shares), subject to certain restrictions. In addition, the former holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. However, the Prior Registration Rights Agreement provides that Trebia will not permit any registration statement filed under the Securities Act to become effective until termination of any applicable lockup period. Trebia will bear the expenses incurred in connection with the filing of any such registration statement.

In connection with the entry into the Registration Rights Agreement, the Prior Registration Rights Agreement was terminated as of the Effective Time, and replaced with the Registration Rights Agreement.

Administrative Services

The Company was party to an administrative services agreement pursuant to which Trebia paid BGPT Sponsor a total of $10,000 per month, until the earlier of the completion of the Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. For the year ended December 31, 2021 and the period between February 11, 2020 and December 21, 2020, the Company had incurred $120,000 and $65,000 in fees for these services, respectively. After the completion of the Business Combination, this agreement was terminated.

Private Placement Warrants

On June 19, 2020, we completed the sale to the Sponsors of an aggregate of 8,233,334 Trebia Private Placement Warrants for a purchase price of $1.50 per whole warrant for an aggregate of $12,350,000. Each Trebia Private Placement Warrant entitles the holder to purchase one Trebia Class A Ordinary Share at $11.50 per share. The Trebia Private Placement Warrants (including the Trebia Class A Ordinary Shares issuable upon exercise thereof) were not able to be, subject to certain limited exceptions, transferred, assigned or sold by the holder until 30 days after the Business Combination.

Underwriting Agreement

The underwriters were entitled to a deferred fee of $0.35 per Trebia unit, or $18,112,500 in the aggregate. The deferred fee became payable to the underwriters from the amounts held in the Trust Account upon the Company’s completion of the Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

On June 5, 2020, the Company entered into the Forward Purchase Agreement with Cannae. Pursuant to the Forward Purchase Agreement, Cannae agreed to purchase 7,500,000 Trebia Class A Ordinary Shares, plus an aggregate of 2,500,000 redeemable warrants to purchase one Trebia Class A Ordinary Share at $11.50 per share, for an aggregate purchase price of $75,000,000, or

$10.00 per Trebia Class A Ordinary Shares, in a private placement to occur concurrently with the closing of a business combination. On June 28, 2021, the Forward Purchase Agreement was terminated in connection with the pending Business Combination.

Compensation

No compensation of any kind, including finder’s and consulting fees, was paid to the Sponsors, the Insiders, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals were reimbursed for out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Trebia’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsors, Trebia’s officers or directors, or any of their affiliates. Any such payments prior to the Business Combination were made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, Trebia did not have any additional controls in place governing its reimbursement payments to its directors and officers for their out-of-pocket expenses incurred in connection with Trebia’s activities on its behalf in connection with identifying and completing the Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, were paid by Trebia to the Sponsors, Trebia’s officers and directors, or any of their respective affiliates, prior to completion of the Business Combination.

S1 Holdco

Services Agreement

On December 31, 2018, StartPage B.V., StartMail B.V., and Surfboard Holdings B.V. entered into a Services Agreement, which has been amended several times, pursuant to which StartMail and Surfboard Holdings provide certain marketing, product and operational services to each other, and StartMail makes certain space in its office location in the Netherlands available to employees of StartPage. StartMail is owned in part by the stockholders from whom S1 Holdco acquired the outstanding capital stock of Surfboard Holdings which, along with StartPage, are indirect subsidiaries of S1 Holdco. StartMail incurred $67,500, and Surfboard Holding incurred $120,718, in 2020 pursuant to this agreement.

Non-Recourse Contingent Notes

On March 15, 2019, Qool Media Holdings, ULC (n/k/a System1 Canada ULC) (“Qool Media”), a subsidiary of System1, issued three non-recourse contingent notes in favor of 2683800 Ontario Inc. in connection with System1’s acquisition of Concourse Media Ltd. in order to efficiently support the earn out payments for each of the 12-month periods ending March 31, 2020, 2021 and 2022. 2683800 Ontario Inc. is an entity affiliated with Ryan May, System1’s Senior Vice President—Publishing Strategy, and was the principal stockholder of Concourse Media when it was acquired by System1 through Qool Media. Qool Media did not pay 2683800 Ontario Inc. in 2020 pursuant to the contingent note that matured in March 2020, but paid the full $1,715,000 due on the contingent note that matured in March 2021.

Protected UK

Loan Agreement

On February 3, 2020, the Protected UK entered into a short-term intercompany loan with one of its directors. Under this agreement, the director agreed to provide Protected UK with a $3,000,000 loan that carried an interest rate of 10%. The loan was drawn on February 3, 2020 in full. The loan had a maturity date of March 17, 2020, which Protected UK paid back in full on this date. Protected UK incurred $35,000 of interest on this loan during the year ended December 31, 2020.

On March 13, 2020, Protected UK entered into an intercompany loan payable with System1 SS Protect Holdings, Inc. Under this agreement, SS Protect Holdings agreed to provide Protected UK with a $6,000,000 loan that carried an interest rate of 10%. The loan was drawn on March 13, 2020 in full. The loan had a maturity date of March 13, 2021. However, Protected UK paid the loan back in full on November 13, 2020. Protected UK incurred $356,384 of interest expense on this loan during the year ended December 31, 2020.

On November 13, 2020, Protected UK entered into an intercompany loan payable with Protected Security Holdings LLC, the parent company of System1 SS Protect Holdings, Inc. Under this agreement, Protected Security Holdings agreed to provide Protected UK with a $1,999,947 loan that carried an interest rate of 7.5%. The loan was drawn on November 13, 2020 in full. The loan had a maturity date of November 13, 2023. However, Protected UK paid the loan back in full on December 18, 2020. Protected UK incurred $14,383 of interest expense on this loan during the year ended December 31, 2020.

On December 17, 2020, Protected UK entered into a loan agreement (the “Protected Loan Agreement”) with S1 SS Protect Holdings Inc. (“S1 SSP Holdings”), a subsidiary of Protected, pursuant to which Protected UK granted S1 SSP Holdings a secured term loan of up to $30,000,000 available in multiple drawings on the terms and subject to the conditions of the Protected Loan Agreement. S1 SSP Holdings was to use these loan proceeds to repay loans it had made to certain of its investors, including JDI (an entity controlled by Christopher Phillips),Lone Investment Holdings (an entity controlled by Michael Blend), Roscoe Holdings Trust (an entity controlled by Charles Ursini) and OpenMail LLC (an entity controlled by Michael Blend and Charles Ursini). Protected UK loaned S1 SSP Holdings $10,059,719 in 2020 pursuant to this agreement.

During the year ended December 31, 2021, S1 SS Protect Holdings drew an additional $21,908,640 from the line of credit provided by the Company as part of the loan agreement. The loan draw will accrue interest at an interest rate of 3.5% from the time of the loan draw until funds are paid back to the Company. The loan has a maturity date of January 1, 2023. As part of this loan, the Company charged S1 SS Protect Holdings a set-up fee of $75,000. The set-up fee shall be recognized through income over the term of the loan.

As of December 31, 2021 and 2020, the total outstanding balance of the loan with System1 S1 SS Protect Holdings, Inc. was $32,832,653 and $10,059,719, respectively. As of December 31, 2021 and 2020, the total amount included in deferred revenue relating to financing fees not yet recognized was $165,594 and $167,712, respectively. Total financing fees recognized during the years ended December 31, 2021 and 2020 were $77,121 and $2,285, respectively. The Company recognized $941,416and $0 of interest income related to this loan during the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company entered into a short term loan agreement with Just Develop It Limited, which carried an interest rate of 0%. These loans allowed multiple drawdowns which totaled $29,634,886 and were fully repaid by the end of the period. In addition to this, as a part of the Host Plus Share Purchase Agreement, the Company assumed a debt payable to Just Develop It Limited which was repaid in full on April 1, 2021.

On May 19, 2021, the Company entered into a loan receivable with a director of the Company. Under this agreement, the Company agreed to provide the director with a loan facility of up to $2,000,000 which carried an interest rate of 0%. The loan did not specify a stated maturity date. The director of the Company drew multiple amounts in accordance with the facility during the year ended December 31, 2021. The loan was repaid in full to the Company on December 24, 2021.

Acquisition of Host Plus Limited

On March 31, 2021, Protected UK entered into a Share Purchase Agreement to purchase Host Plus Limited. Each Seller of Host Plus Limited is shareholder of Protected UK. In addition, Protected UK assumed the debt of Host Plus Limited as part of the acquisition, which was payable to JDI. JDI is the parent company of Protected UK. On April 1, 2021, Protected UK provided an intercompany loan to Host Plus Limited who then repaid the outstanding loan in full on the same day in the amount of $448,530. The loan between Host Plus Limited and JDI did not have a stated maturity date and carried an interest rate of 0%.

Policy for Approval of Related Party Transactions

The audit committee of our Board has adopted an audit committee charter, providing for the review and approval of all transactions involving an amount in excess of $120,000 in which the Company is to be a participant and in which any “related person” (as defined in Item 404(a) under the Exchange Act) has a direct or indirect material interest. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction and the benefits of the transaction to the Company and to the relevant related party. Any member of the audit committee who has an interest in the related party transaction under review by the audit committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the audit committee may determine to permit or to prohibit the related party transaction.

Item 14.Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the year ended
December 31, 2021
Audit Fees (1)	$153,035
Audit-Related Fees (2)	46,041
Tax Fees (3)	—
All Other Fees (4)	—
Total Fees	$199,076
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, including quarterly filings, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee of the Board has adopted an audit committee charter, providing for the review and approve all transactions involving an amount in excess of $120,000 in which the Company is to be a participant and in which any “related person” (as defined in Item 404(a) under the Exchange Act) has a direct or indirect material interest. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction and the benefits of the transaction to the Company and to the relevant related party. Any member of the audit committee who has an interest in the related party transaction under review by the audit committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the audit committee may determine to permit or to prohibit the related party transaction.

PART IV

Item 15.Exhibits, Financial Statement Schedules and Reports

(a)(1) Financial Statements. The following documents are filed as part of this Annual Report:
(a)(2) All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated Financial Statements or notes thereto.
(a)(3) We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

		Incorporated by Reference				Filed or
Exhibit						Furnished
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1(a)	Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto .	8-K	001-39331	2.1	June 29, 2021

2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	December 1, 2021

2.1(c)	Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	January 10, 2022

2.1(d)	Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	January 26, 2022

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	February 2, 2022

3.2	Bylaws of System1, Inc.	8-K	001-39331	3.2	February 2, 2022

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	June 22, 2020

10.1	Sponsor Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., BGPT Trebia LP, Trasimene Trebia LP, Cannae Holdings, Inc., S1 Holdco LLC and System1 SS Protect Holdings, Inc.	S-4	333-260714	10.5	December 16, 2021

10.2	Amended and Restated Sponsor Agreement, dated January 10, 2022, by and among BGPT Trebia LP, Trasimene Trebia, LP and other parties signatory thereto.	8-K	001-39331	10.4	January 10, 2022

10.3	Registration Rights Agreement, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	98-1531250	10.3	February 9, 2022

10.4	Tax Receivable Agreement, dated as of January 27, 2022, by and among System1, Inc. S1 Holdco, LLC and the other signatories thereto.	8-K	001-39331	10.3	February 2, 2022

10.5	System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	February 2, 2022

10.6	Backstop Facility Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp. and Cannae Holdings, Inc.	S-4	333-260714	10.7	December 16, 2021

10.7	Amended and Restated Backstop Facility Agreement, dated January 10, 2022, by and between Trebia Acquisition Corp. and Cannae Holdings, Inc.	8-K	001-39331	10.3	January 10, 2022

10.8	Protected Support Agreement, dated as of June 28, 2021, by and among each of the Persons listed on Exhibit A thereto, JDI & AFH Limited, Protected.net Group Limited, Protected Security Holdings, LLC and Trebia Acquisition Corp.	S-4	333-260714	10.8	December 16, 2021

10.9	Mutual Termination Agreement, dated as of June 28, 2021, by and between Trebia Acquisition Corp. and Cannae Holdings, Inc.	S-4	333-260714	10.9	December 16, 2021

10.10	Form of Indemnification Agreement	8-K	333-262608	10.4	March 2, 2022

21.1	Subsidiaries of the registrant					X

31.1	Certification Required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification required by Rules 13a-15 and 15d-15 under the Securities Exhange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbance-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbance-Oxley Act of 2002					X

101

The following financial information from System1 Inc.’s Annual Report on Form 10-

K for the year ended December 31, 2021

formatted in Inline XBRL (Extensible Business

Reporting Language) includes: (i) the

Balance Sheets, (ii) the

Statements of Operations, (iii) the

Statements of Changes in Shareholders’

Deficit, (iv) the Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

						X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

XFiled or furnished herewith

˄Indicates management contract or compensatory plan

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEM1, INC.

Dated: March 30, 2022	By:	/s/ Tridivesh Kidambi
	Name:	Tridivesh Kidambi
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Blend	President (Principal Executive Officer)	March 30, 2022
Michael Blend

/s/ Tridivesh Kidambi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022
Tridivesh Kidambi

/s/ William P. Foley, II	Director	March 30, 2022
William P. Foley, II

/s/ John Civantos	Director	March 30, 2022
John Civantos

/s/ Dexter Fowler	Director	March 30, 2022
Dexter Fowler

/s/ Caroline Horn	Director	March 30, 2022
Caroline Horn

Director
Moujan Kazerani

Director
Frank R. Martire, Jr.

/s/ Christopher Phillips	Director	March 30, 2022
Christopher Phillips

/s/ Jennifer Prince	Director	March 30, 2022
Jennifer Prince

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

System1, Inc. (f/k/a Trebia Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of System1, Inc. (f/k/a Trebia Acquisition Corp.) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from February 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from February 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Philadelphia, PA

March 30, 2022

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$53,147	$843,643
Prepaid expenses	67,083	209,790
Total Current Assets	120,230	1,053,433

Cash held in Trust Account	517,500,000	517,500,000
TOTAL ASSETS	$517,620,230	$518,553,433

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable and Accrued Expenses	$12,557,125	$613,050
Promissory note – related party	450,000	—
Total Current Liabilities	13,007,125	613,050

Warrant Liability	29,305,834	53,005,335
FPA Liability	—	10,654,540
Deferred Underwriting Fee Payable	18,112,500	18,112,500
Total Liabilities	60,425,459	82,385,425

Commitments
Class A Ordinary Shares subject to possible redemption, 51,750,000 shares issued and outstanding at redemption value as of December 31, 2021 and 2020	517,500,000	517,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 51,750,000 shares subject to possible redemption) at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,937,500 shares issued and outstanding as of December 31, 2021 and 2020	1,294	1,294
Accumulated deficit	(60,306,523)	(81,333,286)
Total Shareholders’ Deficit	(60,305,229)	(81,331,992)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$517,620,230	$518,553,433

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the
		Period from
		February 11,
		2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020

Operating and formation costs	$13,327,278	$806,028
Loss from operations	(13,327,278)	(806,028)
Other income (expense):
Transaction costs allocated to warrant and FPA liabilities	—	(1,381,051)
Change in fair value of warrant liability	23,699,501	(17,328,667)
Change in fair value of FPA liability	7,494,372	(10,399,002)
Gain on termination of FPA	3,160,168	—
Total other income (expense), net	34,354,041	(29,108,720)

Net income (loss)	$21,026,763	$(29,914,748)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	51,750,000	31,145,833
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.33	$(0.69)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	12,937,500	12,265,625
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.33	$(0.69)

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Contribution in excess of fair value of private warrants	—	—	—	—	823,332	—	823,332

Remeasurement of Class A Common Stock subject to redemption to redemption value	—	—	—	—	(847,038)	(51,418,538)	(52,265,576)

Net loss	—	—	—	—	—	(29,914,748)	(29,914,748)

Balance - December 31, 2020	—	$—	12,937,500	$1,294	$—	(81,333,286)	$(81,331,992)

Net income	—	—	—	—	—	21,026,763	21,026,763

Balance - December 31, 2021	—	$—	12,937,500	$1,294	$—	$(60,306,523)	$(60,305,229)

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		from February
		11, 2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$21,026,763	$(29,914,748)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(23,699,501)	17,328,667
Change in fair value of FPA	(7,494,372)	10,399,002
Gain on termination of FPA	(3,160,168)	—
Transaction costs incurred in connection with IPO	—	1,381,051
Changes in operating assets and liabilities:
Prepaid expenses	142,707	(209,790)
Accounts payable and accrued expenses	11,944,075	613,050
Net cash used in operating activities	(1,240,496)	(402,768)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(517,500,000)
Net cash used in investing activities	—	(517,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	507,150,000
Proceeds from sale of Private Placement Warrants	—	12,350,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note – related party	450,000	150,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	—	(778,589)
Net cash provided by financing activities	450,000	518,746,411

Net Change in Cash	(790,496)	843,643
Cash – Beginning	843,643	—
Cash – Ending	$53,147	$843,643

Non-cash investing and financing activities:
Initial classification of warrant liability;	$—	$35,676,668
Initial classification of FPA liability;	$—	$255,538
Initial value of Class A Common Stock subject to possible redemption	$—	$517,500,000
Deferred underwriting fee payable	$—	$18,112,500

The accompanying notes are an integral part of these consolidated financial statements.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

System1, Inc., (the “Company”, f/k/a Trebia Acquisition Corp. (“Trebia)) was a blank check company incorporated as a Cayman Islands exempted company on February 11, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On January 27, 2022 the Company consummated its Business Combination as described in Note 6.

Although the Company was not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intended to focus on industries that complements the Sponsors’ (as defined below) and management team’s background in financial services, technology, software, data, analytics, services and related areas. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through December 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

At December 31, 2021 and 2020, cash of $53,147 and $843,643, respectively, was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward completing a Business Combination. The Company must have completed its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act, of which the Company has satisfied this requirement within the consummated Business Combination.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company provided its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination  in connection with a shareholder meeting called to approve the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination was made by the Company. The shareholders were entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account ($10.00 per share), calculated as of two business days prior to the completion of a Business Combination. There were no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company received an ordinary resolution under Cayman Islands law to approve the Business Combination, which required an affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. Holders of the Company’s Founder Shares agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and waived their redemption rights with respect to any such shares in connection with a shareholder vote to approve the Business Combination. The Company did not redeem its Public Shares in an amount that would have caused its net tangible assets to be less than $5,000,001. Additionally, each public shareholder was given the option to redeem their Public Shares, without voting, and if they did vote, irrespective of whether they voted for or against a proposed Business Combination.

The Sponsors had agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) did not propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company did not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation.

The Sponsors had agreed to waive their liquidation rights with respect to the Founder Shares if the Company failed to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company did not complete a Business Combination.

Going Concern

As of December 31, 2021, the Company had $53,147 in its operating bank accounts, $517,500,000 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $12,886,895.

The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination (see Note 6). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management addressed this issue with the consummation of the Business Combination Agreement on January 27, 2022, and with new sources of financing.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Business Combination Agreement will enable it to sustain operations for a period of at least one-year from the issuance date of these consolidated financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued consolidated financial statements has been alleviated.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the consolidated financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash Held in Trust Account

At December 31, 2021 and 2020, the assets held in the Trust Account were held in cash.

Warrant and FPA Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (collectively, the “Warrants”) as well as a forward purchase agreement entered into with the Company’s anchor investor (the “FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of such warrants and FPAs are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants is estimated using the value of the Public Warrants’ quoted market price. The fair value of the FPAs was estimated using a probability-weighted discounted cash flow approach.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company’s conditionally redeemable Class A Ordinary Shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A ordinary shares subject to possible redemption were 51,750,000, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021 and 2020, the Class A Ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$517,500,000
Less:
Proceeds allocated to Public Warrants	$(24,150,000)
Class A ordinary shares issuance costs	(28,115,576)
Plus:
Remeasurement of carrying value to redemption value	$52,265,576

Class A ordinary shares subject to possible redemption	$517,500,000

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

ASC 740, “Income Taxes” (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the year presented and for the period from February 11, 2020 (Inception) through December 31, 2020.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Net Income (Loss) Per Share

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the Period from
			February 11,
	Year Ended		2020 (Inception) Through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$16,821,410	$4,205,353	$(21,462,531)	$(8,452,217)
Denominator:
Basic and diluted weighted average shares outstanding	51,750,000	12,937,500	31,145,833	12,265,625
Basic and diluted net income (loss) per ordinary share	$0.33	$0.33	$(0.69)	$(0.69)

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

Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 51,750,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 6,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors purchased an aggregate of 8,233,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant from the Company in a private placement, for an aggregate purchase price of $12,350,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Promissory Note — Related Party

On July 13, 2021 the Sponsors made available to the Company a loan of up to $500,000 pursuant to two promissory notes issued to the Company from the BGPT Sponsor in the amount of $212,500 (the “BGPT Note”) and to Trasimene Sponsor $287,500 (the “Trasimene Note”). The Company is entitled to submit drawdown requests to the Sponsor from time to time and the proceeds from any amounts borrowed under the note will be used for on-going operational expenses and certain other expenses. The notes are unsecured, non-interest bearing and mature on the earlier of: (i) May 31, 2022, or (ii) the date on which the Company consummates a Business Combination. On July 13, 2021, the Company drew-down $106,250 under the BGPT Note and $143,750 under the Trasimene Note. On August 9, 2021, the Company drew-down an additional $75,000 under the BGPT Note. On September 30, 2021, the Company drew-down an additional $10,000 under the BGPT Note and $115,000 under the Trasimene Note. As of December 31, 2021, the outstanding balance under the promissory notes was $450,000. This amount was repaid at the closing of the Business Combination.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 16, 2020, the Company will pay BGPT Trebia LP up to $10,000 per month for office space and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from February 11, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $65,000 of such fees, respectively. As of December 31, 2021 and 2020, $112,472 and $65,000 is included in accrued expenses in the accompanying balance sheets, respectively. This agreement was terminated, and all amounts were repaid at the closing of the Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No Working Capital Loans were issued during year ended December 31, 2021 or for the period from February 11, 2020 (Inception) through December 31, 2020.

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

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $18,112,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. This amount was paid at the closing of the Business Combination.

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

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Fee Arrangement

The Company entered into a fee arrangement with two service providers pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these fees. As of December 31, 2021 and 2020, the amount accrued for these fees was $8,266,666 and $0 respectively.

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

Upon consummation of the Business Combination, and after the Domestication, the Company will have three classes of common stock, which are as follows:

•	Class A common stock, par value $0.0001 per share (the “System1 Group Class A Common Stock”), which will be publicly traded.
•	Class C common stock, par value $0.0001 per share (the “System1 Group Class C Common Stock”), which will have the right to one vote per share.
•	Class D common stock, par value $0.0001 per share (“System1 Group Class D Common Stock”), that do not entitle the holder to any voting rights except as required by applicable law. The System1 Group Class D Common Stock will automatically convert into shares of System1 Group Class A Common Stock on a one-for-one basis if, following the closing of the Business Combination (the “Closing”), the post-Closing dollar volume-weighted average price (“VWAP”) of System1 Group equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a period of thirty (30) consecutive trading days before the fifth anniversary of the Closing. If the System1 Group Class D Conversion Event has not occurred by the fifth anniversary of the Closing, all outstanding shares of System1 Group Class D Common Stock will automatically be forfeited to the System1 Group and canceled for no consideration therefor, including any dividends or dividend catch-up payments owed in respect thereof.

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

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On January 10, 2022, Trebia entered into the Amended and Restated Sponsor Agreement (the “A&R Sponsor Agreement”) by and among BGPT Trebia LP (the “BGPT Sponsor”), Trasimene Trebia, LP (the “Trasimene Sponsor” and, together with the BGPT Sponsor, the “Sponsors”) and the other parties signatory thereto, which amends and restates the Letter Agreement, dated June 28, 2021 and as

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

amended on November 30, 2021 by and among such parties (the “Original Sponsor Agreement”), in order to provide that the Sponsors will forfeit up to (a) 1,275,510 Founder Shares (as defined in the Business Combination Agreement) (the “Initial Cannae Founder Shares”) to Trebia, and Trebia will issue to Cannae an equal number of shares of Trebia Class A Common Stock in connection with, and based upon the extent of, Cannae’s existing backstop obligations under the Original Backstop Agreement, (b) 1,000,000 Founder Shares to Trebia, and Trebia will issue to members of management of the Companies an equal number of shares of Trebia Class A Common Stock in connection with, and based upon the extent of, their backstop obligations under the Business Combination Agreement, and (c) an additional 1,352,941 Founder Shares (the “Additional Cannae Founder Shares”) to Trebia, and Trebia will issue to Cannae an equal number of shares of Trebia Class A Common Stock in connection with, and based upon the extent of, Cannae’s obligation with respect to the Additional Cannae Backstop Amount. The A&R Sponsor Agreement also provides that the Additional Backstop Purchase Shares, the Additional Cannae Founder Shares, and 50% of the Initial Cannae Founder Shares will not be subject to the lockup provisions thereof.

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

On January 10, 2022, Trebia entered into the Amended and Restated Backstop Facility Agreement (the “A&R Backstop Agreement”), which amends and restates the Backstop Facility Agreement, dated June 28, 2021 by and between Cannae Holdings, Inc. (“Cannae”) and Trebia (the “Original Backstop Agreement”), in order to increase Cannae’s aggregate backstop commitment by $50,000,000 (the “Additional Cannae Backstop Commitment”) from $200,000,000 to $250,000,000. The Additional Cannae Backstop Commitment now obligates Cannae, to the extent that the total Trebia Shareholder Redemption Value is in excess of $417,500,000, to backstop up to 50% of the Trebia Shareholder Redemption Value in excess of $417,500,000 (the “Additional Cannae Backstop Amount”) by purchasing a number of shares of Trebia Class A Common Stock equal to the actual Additional Cannae Backstop Amount (as contemplated by the A&R Backstop Agreement) divided by $10 (the “Additional Backstop Purchase Shares”) At the close of the Business Combination, Cannae's aggregate commitment under the Backstop Agreement was $246,484,460.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 51,750,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption presented as temporary equity.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 12,937,500 Class B ordinary shares issued and outstanding.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. FAIR VALUE MEASUREMENTS

Warrant Liability

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021.

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$19,837,500	$—	$—	$19,837,500
Private Warrants	—	9,468,334	—	9,468,334
Total Warrants Liabilities	$19,837,500	$9,468,334	$—	$29,305,834

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020.

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$35,880,000	$—	$—	$35,880,000
Private Warrants	—	—	17,125,335	17,125,335
Total Warrants Liabilities	$35,880,000	$—	$17,125,335	$53,005,335

FPA Liability	—	—	10,654,540	10,654,540

Grand Total	$35,880,000	$—	$27,779,875	$63,659,875

The Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: TREB.WS) as of the balance sheet dates.

The value of the Private Warrants was estimated using the Public Warrants’ publicly listed trading price (NYSE: TREB.WS) as of the balance sheet dates, which is considered a Level 2 fair value measurement. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the Company's warrant agreement. Given the Private Warrants and Public Warrants are similar instruments and the Public Warrants have quoted prices in an active market, the publicly listed trading price of the Public Warrants estimates the value of the Private Warrants.

SYSTEM1, INC.

(f/k/a TREBIA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents a summary of the changes in the fair value of the Level 3 liability related to the Private Placement Warrants, measured on a recurring basis.

Private Placement
Warrant Liability
Fair value, December 31, 2020	$17,125,335
Change in fair value	(7,657,001)
Fair value, December 31, 2021	$9,468,334
Transfer from Level 3 to Level 2	(9,468,334)
Fair value, December 31, 2021	—

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

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA
Liability
Fair value, December 31, 2020	$10,654,540
Change in fair value	(7,494,372)
Gain on termination of FPA	(3,160,168)
Fair value, December 31, 2021	$—

Transfers to/from Level 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. For the year ended December 31, 2021, there was a transfer from Level 3 to Level 2 of $9,468,334 representing the fair value of the Private Placement Warrants.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet up to the date the consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the consolidated financial statements, except for the disclosures relating to the consummation of its Business Combination Agreement on January 27, 2022 as disclosed in Note 1 and 6 to the consolidated financial statements.