Form 10-Q
period 2022-03-31
System1, Inc.
filed 2022-05-19
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number 001-39331

System1, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1531250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Redwood Avenue Marina Del Rey, CA	90066
(Address of Principal Executive Offices)	(Zip Code)

(310) 924-6037
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SST	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50 per share	SST.WS	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

As of May 17, 2022, there were 90,566,172 Class A common stock, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	Successor	Predecessor
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$42,178	$47,896
Restricted cash, current	4,895	—
Accounts receivable, net of allowance for doubtful accounts	99,976	90,203
Prepaid expenses and other current assets	14,468	7,689
Total current assets	161,517	145,788
Restricted cash, non-current	3,034	743
Property and equipment, net	2,855	830
Internal-use software development costs, net	10,704	11,213
Intangible assets, net	568,675	50,368
Goodwill	907,009	44,820
Due from related party	—	2,469
Operating lease right-of-use assets	6,388	—
Other non-current assets	808	680
Total assets	$1,660,990	$256,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	76,004	72,846
Accrued expenses and other current liabilities	67,635	31,284
Deferred revenue	64,810	1,971
Operating lease liabilities, current	1,895	—
Due to related party	80	—
Notes payable, current	14,822	170,453
Total current liabilities	225,246	276,554
Operating lease liabilities, non-current	5,645	—
Notes payable, non-current	409,777	—
Warrant liability	40,773	—
Deferred tax liability	144,027	7,789
Other liabilities	5,804	969
Total liabilities	831,272	285,312
Commitments and contingencies (Note 11)
EQUITY / MEMBERS' DEFICIT
Class A Common stock - $0.0001 par value; 250,000,000 shares authorized, 86,596,614 Class A shares issued and outstanding as of March 31, 2022.	9	—
Class C Common stock - $0.0001 par value; 25,000,000 shares authorized, 22,077,319 Class C shares issued and outstanding as of March 31, 2022.	2	—
Additional paid-in capital	728,540	—
Accumulated deficit	(89,175)	—
Members' deficit	—	(28,829)
Accumulated other comprehensive (loss) income	(28)	428
Total equity/members' deficit	639,348	(28,401)
Non-controlling interest	190,370	—
Total equity/members' deficit	829,718	(28,401)
Total liabilities and equity/members' deficit	$1,660,990	$256,911
.
See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share and per unit data)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Revenue	$166,108	$52,712	$147,561
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	120,131	41,760	110,785
Salaries, commissions, and benefits	43,459	35,175	15,195
Selling, general, and administrative	14,981	14,817	6,950
Depreciation and amortization	23,311	1,000	3,689
Total operating costs and expenses	201,882	92,752	136,619
Operating (loss) income	(35,774)	(40,040)	10,942
Interest expense	4,776	1,049	4,048
Loss on warrant fair value	13,761	—	—
(Loss) income before income tax	(54,311)	(41,089)	6,894
Income tax (benefit) expense	(16,252)	(629)	151
Net (loss) income	$(38,059)	$(40,460)	$6,743
Net (loss) attributable to non-controlling interest	(8,068)	—	—
Net (loss) income attributable to System1, Inc.	$(29,991)	$(40,460)	$6,743

Basic net (loss) per share	$(0.36)	n/a	n/a
Diluted net (loss) per share	$(0.36)	n/a	n/a
Weighted average number of shares outstanding - basic	82,210	n/a	n/a
Weighted average number of shares outstanding - diluted	82,210	n/a	n/a
Basic net (loss) income per unit	n/a	$(1.97)	$0.33
Diluted net (loss) income per unit	n/a	$(1.97)	$0.33
Weighted average units outstanding - basic	n/a	20,488	20,488
Weighted average units outstanding - diluted	n/a	20,488	20,488

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Net (loss) income	$(38,059)	$(40,460)	$6,743
Other comprehensive (loss) income
Foreign currency translation income	(34)	87	441
Comprehensive (loss) income	$(38,093)	$(40,373)	$7,184
Comprehensive (loss) attributable to non-controlling interest	(8,074)	—	—
Comprehensive (loss) income attributable to System1, Inc.	$(30,019)	$(40,373)	$7,184

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Non-Controlling Interest		Total Stockholders’ Equity
Successor:
For the period from January 27, 2022 to March 31, 2022
BALANCE—January 26, 2022	52,680	$5	—	$—	—	$—	$525,579	$(59,184)	$—		$—		$466,400
Effect of Merger transaction	29,017	3	22,077	2	2,900	—	157,046	—	—		198,691		355,742
BALANCE—January 27, 2022	81,697	8	22,077	2	2,900	—	682,625	(59,184)	—		198,691		822,142
Net (loss)	—	—	—	—	—	—	—	(29,991)	—		(8,068)		(38,059)
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—		—		25,500
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—		—		1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(6,752)	—	—	0	—	—	(6,752)
Other comprehensive income	—	—	—	—	—	—	—	—	(28)		(6)		(34)
Share-based compensation	—	—	—	—	—	—	27,167	—	—		—		27,167
Distribution to members	—	—	—	—	—	—	—	—	—		(247)		(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$728,540	$(89,175)	$(28)		$190,370		$829,718

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Member's Deficit (Unaudited)
(In thousands)

	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2022 to January 26, 2022
BALANCE—January 1, 2022	$(28,829)	$428	$(28,401)
Net loss	(40,460)	—	(40,460)
Accumulated other comprehensive income	—	87	87
Share-based compensation expense	27,698	—	27,698
BALANCE—January 26, 2022	$(41,591)	$515	$(41,076)

	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2021 to March 31, 2021
BALANCE—January 1, 2021	$(47,886)	$(343)	$(48,229)
Net income	6,743	—	6,743
Accumulated other comprehensive income	—	441	441
Share-based compensation expense	146	—	146
Contribution from OpenMail	147	—	147
BALANCE—March 31, 2021	$(40,850)	$98	$(40,752)

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net (loss) income	$(38,059)	$(40,460)	$6,743
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	23,311	1,000	3,689
Share-based compensation	27,167	27,698	146
Amortization of debt issuance costs	911	—	565
Amortization of right-of-use assets	283	115	—
Write-down of internal use software development costs	676	—	255
Write-down of contingent consideration liability	—	—	63
Change in fair value of contingent consideration and CEO equity profit interest	1	(9)	1,412
Change in fair value of warrants	13,761	—	—
Deferred tax expense (benefits)	(17,141)	(816)	(274)
Changes in operating assets and liabilities—net of effect of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(14,522)	11,118	(4,471)
Due from related party	—	—	(252)
Prepaids and other assets	(9,920)	905	(1,029)
Accounts payable	66,170	(67,600)	5,306
Accrued expenses and other current liabilities	(171,340)	57,170	(958)
Deferred revenue	3,654	311	164
Long term earn-out liabilities	—	—	(27)
Other long-term liabilities	88,832	78	(1,204)
Net cash provided by (used for) operating activities	(26,216)	(10,490)	10,128
Cash flows from Investing Activities:
Purchases of property and equipment	(1,373)	—	—
Expenditures for internal-use software development costs	(922)	(441)	(1,440)
Purchase of businesses—net of cash acquired	(426,555)	—	—
Net cash (used for) investing activities	(428,850)	(441)	(1,440)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	449,000	—	—
Repayment of loan	(172,488)	—	—
Repayment of promissory note	—	—	(1,750)
Member capital contributions	—	—	147
Payments for financing costs	(24,423)	—	—
Redemptions of class A common stock	(510,469)	—	—
Cash received from backstop	246,484	—	—
Payments on contingent consideration from purchase of companies	—	—	(5,000)
Distributions to members	(247)	—	—
Net cash (used for) provided by financing activities	(12,143)	—	(6,603)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(237)	(132)	(245)
Net Increase (decrease) in cash	(467,446)	(11,063)	1,840
Cash and cash equivalents and restricted cash, beginning of the period	517,553	48,639	29,013
Cash and cash equivalents and restricted cash, end of the period	$50,107	$37,576	$30,853
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$42,178	$36,833	$30,853
Restricted cash	7,929	743	—
Total cash, cash equivalents and restricted cash	$50,107	$37,576	$30,853
Supplemental cash flow information:
Cash paid for interest	$932	$—	$3,762
Cash paid for taxes	$261	$241	$518
Supplemental schedule of non-cash operating activities
ROU assets obtained in exchange for operating lease liabilities	$—	$7,987	$—

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS

System1, Inc. and subsidiaries (“System1”, or the “Company”, f/k/a Trebia Acquisition Corp.) operates an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and sells antivirus software packages to end user customers.

The Company provides its omnichannel customer acquisition platform services through its proprietary responsive acquisition marketing platform, or RAMP. Operating seamlessly across major advertising networks and advertising category verticals to acquire users on its behalf, RAMP allows the Company to monetize such users through its relationships with third party advertisers and advertising networks, which the Company refers to as its “Advertising Partners”. RAMP also allows third party advertising platforms and publishers, which the Company refers to as its “Network Partners”, to send user traffic to, and monetize user traffic on, the Company’s owned and operated websites. RAMP operates across the Company’s network of owned and operated websites and related products, allowing the Company to monetize user traffic that the Company sources from various acquisition marketing channels, including Google, Facebook, Taboola, Snapchat and TikTok.

The Company, through Protected.net, also provides antivirus software solutions to its customers, offering its customers a single packaged solution that provides protection and reporting to the end user. The Company delivers its antivirus software solutions directly to end-user customers across the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs.

The Company’s primary operations are in the United States; however, the Company also has operations in Canada, the United Kingdom, and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among these risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls, and exposure to currency exchange fluctuations. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

For the purposes of the condensed consolidated financial statements, periods on or before January 26, 2022 reflect the financial position, results of operations and cash flows of S1 Holdco and its consolidated subsidiaries prior to the Merger transaction (as defined in Note 3), referred to herein as the “Predecessor,” and periods beginning on or after January 27, 2022 reflect the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries as a result of the Merger transaction, referred to herein as the “Successor”.

Revenue attributable to the United States represents 98%, 81% and 98% of total revenue for the period January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor) and the three months ended March 31 2021 (Predecessor), respectively, and long-lived assets attributable to the United States and Canada represent 84% and 11% of total long-lived assets as of March 31, 2022 (Successor), respectively, and 99% and 1% of total long-lived assets as of December 31, 2021 (Predecessor), respectively.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

System1, Inc. was a special purpose acquisition company originally incorporated as a Cayman Islands exempted company on February 11, 2020 under the name Trebia Acquisition Corp. (“Trebia”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Merger”). On January 27, 2022, the Company consummated its Merger, which resulted in the acquisition of S1 Holdco, LLC (“S1 Holdco”) and System1 SS Protected Holdings, Inc. (“Protected”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. S1 Holdco was deemed to be the predecessor entity based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger and (ii) the combined results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial statements include a Predecessor period, which includes the period through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022 through March 31, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements include the accounts of System1, Inc. and its subsidiaries for the Successor period, and S1 Holdco for the Predecessor periods. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements. The condensed consolidated financial statements have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements of S1 Holdco and related notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 19, 2022 (the “Prospectus”), but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Statements of Operations for the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through March 31, 2022 (Successor) are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Capital Resources, Liquidity, and Concentrations

To date, the Company’s available liquidity and operations have been financed through the initial public offering of Trebia, the backstop agreement, external loan facilities, and cash flows from operations. The Company is subject to certain business risks, including dependence on key employees, dependence on key contracts, competition from alternative technologies, and dependence on growth to achieve its business and operational objectives.

The Company’s revenue is dependent on two key Advertising Partners, which are Google and Microsoft, and which comprised 88% and 4%, respectively, of the Company’s revenue for the period from January 1, 2022 through January 26, 2022 (Predecessor), 73% and 3%, respectively, of the Company's revenue from January 27, 2022 through March 31, 2022 (Successor), and 83% and 5%, respectively, of the Company’s revenue for the three months ended March 31, 2021 (Predecessor).

The Company has (i) two paid search advertising partnership contracts with Google, and (ii) one paid search advertising partnership contract with Microsoft. One of the Google contracts was renewed with an effective date of March 1, 2021, and has a two-year term through February 28, 2023. The other Google contract was renewed with a two-year term through July 31, 2023. All arrangements under the Microsoft contract were originally set to expire on November 30, 2021. However, the parties initially agreed to a three-month extension through February 28, 2022, and thereafter the contract continues to automatically renew on a month to month basis as the parties work to

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
finalize a renewal or long-term extension of this arrangement. All three agreements may be terminated by the respective Advertising Partner immediately or with minimal notice under certain circumstances.

Impact of COVID-19

The worldwide spread of COVID-19 has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting sales channels and advertising and marketing activities for an unknown period of time until the virus is contained or economic activity normalizes. Our revenue growth and results of operations have been resilient despite the headwinds created by the COVID-19 pandemic. The extent to which ongoing and future developments related to the global impact of the COVID-19 pandemic, including related vaccination measures and inoculation rates designed to curb its spread, continue to impact its business, financial condition, results of operations and cash flows, cannot be predicted with certainty. Many of these ongoing and future developments and uncertainties are beyond the Company's control, including the speed of contagion or the spread of new variants, the development, distribution and implementation of effective preventative or treatment measures, including vaccines (and vaccination rates), the scope of governmental and other restrictions on travel, discretionary services and other activity, and the public reactions and receptiveness to these developments.

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying condensed consolidated financial statements is set forth below.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, valuation of goodwill, acquired intangible assets and long-lived assets for impairment, inputs into the valuation of the Company’s share-based compensation awards, income taxes, variable and contingent consideration and determination of the fair value of the warrant liabilities. Significant estimates affecting the condensed consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the condensed consolidated financial statements. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as bank deposits.

Accounts Receivable

Accounts receivable primarily represent amounts due from its Advertising Partners, these accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest. The Company does not require collateral for its accounts receivable. The Company considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, and current economic industry trends. These accounts receivables have historically been paid on a timely basis. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection and

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
therefore no allowance for doubtful accounts is required as of March 31, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The payment terms for the Company's accounts receivable are typically 30 days.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable. Cash is deposited with high-credit-quality financial institutions and, at times, such balances with any one financial institution may exceed the insurance limits of the prevailing regulatory body. Historically, the Company has not experienced any losses related to these cash balances and believes that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.
Accounts receivable are primarily derived from Advertising Partners located inside the United States. As of March 31, 2022 (Successor), two of the Company’s largest Advertising Partners, Google and Yahoo represented 73% and 9% of the Company’s accounts receivables balance. As of December 31, 2021 (Predecessor), these two Advertising Partners represented 72% and 10%, respectively, of the Company’s accounts receivable balances.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The statement of operations amounts have been translated using the average exchange rate for the month in which the activity related. Accumulated net translation adjustments and foreign currency transaction gains/losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency were not material.

Warrant Liability

The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”, which are discussed in further detail in Note 13 and Note 14) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under ASC 815, including (i) whether the Warrants are indexed to the Company’s own common stock and (ii) whether the holders of the Warrants could potentially require “net cash settlement” in circumstance(s) outside of the Company’s control, among other conditions required for equity classification. This assessment, which requires the use of professional judgment by management, was conducted at the time of issuance of the Warrants, and is conducted at each subsequent quarterly period end date while any Warrants remain outstanding. For issued or modified Warrants that meet all of the criteria for equity classification, such Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, liability-classified Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such Warrants are recognized as a non-cash gain or loss on the Condensed Consolidated Statement of Operations.

The Company accounts for the Warrants in accordance with ASC 815-40 under which the Warrants do not meet the criteria for equity classification, and therefore must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants has been estimated using the fair value of the Public Warrants.

Fair Value of Financial Instruments

The Company applies the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, which provides a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The provisions of ASC 820 relate to financial and nonfinancial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date.

The Company measures fair value based on a three-level hierarchy of inputs, maximizing the use of observable inputs, where available, and minimizing the use of unobservable inputs when measuring fair value. A financial instrument’s level within the three-level hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The three-level hierarchy of inputs is as follows:

Level 1: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s own assumptions about current market conditions and require significant management judgment or estimation.

Financial instruments consist of cash equivalents, restricted cash, accounts receivable, other assets accounted for at fair value, accounts payable and accrued liabilities. Cash equivalents and restricted cash are stated at fair value on a recurring basis. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The carrying amount of the Company’s outstanding debt approximates the fair value, as the debt bears interest at a rate that approximates the prevailing market rate. The Company classifies the fair value of debt within Level 2 in the fair value hierarchy.

The Company does not have any assets, with the exception of cash, cash equivalents and restricted cash, that are required to be carried at fair value on a recurring basis at March 31, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The Company’s liabilities measured at fair value relate to the former CEO of S1 Holdco's equity profits interest liability (Level 3), contingent consideration (Level 3), Public Warrant liabilities (Level 1) and Private Placement Warrant liabilities (Level 2). In January 2022, as part of the Merger, S1 Holdco settled the equity profits interest liability with S1 Holdco's former CEO.

Certain assets, including goodwill and intangible assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. The fair value of these assets is determined using unobservable inputs to present value the assets.

Restricted cash

The Company had restricted cash of $7,929 and $743 as of March 31, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The amount of restricted cash as of December 31, 2021 (Predecessor) relates to cash held as collateral at the Company’s financial institution to secure the Company’s letter of credit issued in favor of its landlord under the lease for its Marina del Rey, California facility. The Company’s restricted cash as of March 31, 2022 (Successor) primarily consists of (i) cash held as collateral at the Company’s financial institution to secure the Company’s letter of credit issued in favor of its landlord under the lease for its Marina del Rey, California facility, (ii) merchant reserve balances with its credit card processors held due to arrangements under which the Company's credit card processors withhold certain credit card funds to cover potential charge backs initiated by the Company’s customers, (iii) the escrow account balance related to the portion of vested equity awards as of the closing of the

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Business Combination that will be cash settled and will be released to the Company's employees as the service requirement is completed and (iv) the escrow account balance related to post-close adjustments and indemnifications from the RoadWarrior acquisition.

Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are three years for computer equipment, office equipment and software, three to seven years for furniture, fixtures and equipment, four years for motor vehicles and the shorter of the remaining lease term or estimated useful life for leasehold improvements. Repairs and maintenance are charged to expense as incurred, while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, and any resulting gain or loss is included in the Condensed Consolidated Statement of Operations.

Internal-use software development costs, net

Internal-use software development costs are stated at cost, less accumulated amortization. The Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure, including continuing to develop and deploy its RAMP platform. These costs include personnel and related employee benefits’ expenses for employees who are directly associated with, and who devote significant time to, software projects, as well as external direct costs of materials and services consumed in developing or obtaining the software. Internal-use software development costs that do not meet the qualification for capitalization are expensed as incurred, and correspondingly recorded in Salaries, commissions, and benefits expense in the Condensed Consolidated Statement of Operations.

Internal-use software development activities generally consist of three stages: (i) the planning stage, (ii) the application and infrastructure development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, including costs associated with the post configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed for internal use when the preliminary project stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and the software will perform as intended. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete, and the software and technologies are ready for deployment for their intended purpose(s). Internal-use software development costs are amortized using a straight-line method over an estimated useful life of three (3) years, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. The Company does not transfer ownership of its software, or lease its software, to third parties.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Intangible Assets

Intangible assets primarily consist of acquired technology, customer relationships and trade names/trademarks. The Company determines the appropriate useful life based on management’s estimate of the applicable intangible asset’s remaining economic useful life at the time of acquisition. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. Certain customer relationship intangibles are amortized on an accelerated basis based upon the expected timing of economic benefits which are, derived from an analysis of customer attrition rates over the expected life.

The estimated useful lives of the Company’s intangible assets are as follows:

	Useful Life
	(Years)
Developed technology	4
Customer relationships	3	-	5
Trademarks and trade names	10
Other intangibles	4

The weighted average amortization period for all intangibles is 7 years.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate that their carrying value may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used; significant adverse changes in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining useful lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment has occurred. Management has determined there to be no impairment of long-lived assets during the period from January 27, 2022 through March 31, 2022 (Successor), the period from January 1, 2022 through January 26, 2022 (Predecessor), and the three-month period ended March 31, 2021 (Predecessor).

Business Combinations

The results of a business acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided which may consist of cash, equity, or a combination of the two, paid in a business combination for the identifiable assets and liabilities of the acquired business at their acquisition-date fair values. Any excess amount paid over the identifiable net assets is recorded as goodwill. The goodwill is non-deductible for tax purposes. The process for estimating the fair values of the acquired business involves the use of significant estimates and assumptions, including estimating average industry purchase price multiples, customer and service attrition rate and estimating future cash flows. The Company estimates the fair value based on assumptions which the Company's management believe to be reasonable, but which are inherently uncertain and unpredictable and, as a

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the Company’s Condensed Consolidated Statements of Operations.

Transaction costs associated with business combinations are expensed as incurred and are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations. When purchase consideration includes contingent consideration, the Company records the fair value of the contingent consideration as of the date of acquisition, and subsequently remeasures the contingent consideration at fair value during each reporting period through the Company’s Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and identifiable intangibles in a business combination. The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which requires the Company to test goodwill at the reporting unit level for impairment at least annually.

The Company has the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, an impairment loss is recognized in an amount equal to the excess.

The determination of fair value(s) requires us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from a market participant perspective, discount rates, industry data and management’s prior experience. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

The Company tests for goodwill impairment annually at December 31st. During the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), there were no triggering events identified, and therefore no impairment charges recorded on goodwill during the interim periods were required.

Revenue
The Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:
•Identification of a contract with a customer,
•Identification of the performance obligations in the contract,
•Determination of the transaction price,
•Allocation of the transaction price to the performance obligations in the contract, and
•Recognition of revenue when or as the performance obligations are satisfied.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The Company’s revenue is principally derived from the following areas:

Advertising and Other Revenue

Revenue is earned from revenue-sharing arrangements with the Company’s Network Partners for the use of its RAMP platform and related services provided to them to direct advertising by the Advertising Partners to their advertising space. The Company has determined it is the agent in these transactions and reports revenue on a net basis, because (a) the Company does not control the underlying advertising space, (b) the Company does not acquire the traffic and does not have risk of loss in connection therewith and (c) the pricing is in the form of a substantively fixed-percentage revenue-sharing arrangement. The Company reports this revenue on a net basis with respect to the amount retained under its revenue-sharing arrangements, which represents the difference between amounts received by the Company from the Advertising Partners, less amounts remitted to the Network Partners based on underlying contracts.

The Company also earns revenue by directly acquiring traffic to its owned and operated websites and utilizing its RAMP platform and related services to connect its Advertising Partners to its owned and operated websites. For this revenue stream, the Company is the principal in the transaction and reports revenue on a gross basis for the amount(s) received from its Advertising Partners. For this revenue, the Company has determined that it is the principal since it has a risk of loss on the traffic that it is acquiring for monetization with its Advertising Partners, and, in the case of its owned and operated websites, the Company maintains the website, provides the content and bears the cost and risk of loss associated with its websites’ advertising space.

The Company recognizes revenue upon delivering traffic to its Advertising Partners based on a cost-per-click or cost-per-thousand impression basis. The payment term is typically 30 days.

Subscription Revenue

In connection with the Merger of Protected discussed in Note 3, the Company is also engaged in selling security software as a service subscriptions to customers. The subscription business provides real-time antivirus protection, a safe-browsing feature, adblocking, identity-theft protection, blocking of malicious websites and data breach monitoring. Subscription revenue is primarily derived from the (i) delivery of the antivirus software and (ii) delivery of the additional add-on service(s), which all are provided on a fixed-price basis. The performance obligations related to subscription, maintenance and support are satisfied over the length of the relevant customer contract and the associated subscription revenue is recognized over the contract term on a ratable basis, which is consistent with transfer of control. The Company’s services rendered to customers are generally paid for in advance with cash receipts recorded as deferred revenue and revenue recognized over time, generally the annual subscription period.
The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of deferred revenue (“contract liabilities”). Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue and the remaining portion is recorded as deferred revenue, noncurrent.

Cost of Revenues

Cost of revenues primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to the Company’s websites and services, as well as content, publishing, domain name registration costs, and licensing costs to provide mapping services to Mapquest.com, and licensing costs related to the utilization of antivirus engine licensing costs related to APIs for the antivirus product. The Company does not pay any up-front payments, incentive payments or bonuses and such costs are expensed as incurred.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Salaries, Commissions, and Benefits
Salaries, commissions and benefits expenses include salaries, bonuses, stock-based compensation, costs incurred in the preliminary project planning and post-implementation stages of internal use software development, employee benefits costs associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees.

Share-Based Compensation

Compensation cost related to share-based payments is measured based on the fair value of the units issued and recognized within “Salaries, commissions, and benefits” in the Company’s Condensed Consolidated Statement of Operations. The Company has elected to treat share-based payment awards with graded vesting schedules and time-based service condition(s) only as a single award and recognizes share-based compensation expense on a straight-line basis over the vesting period, which is generally four years. After the Merger, the Company’s fair value of its common stock is derived from the market price of its Class A common stock, which is traded on the NYSE. The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following:

•Fair Value of Common Stock: S1 Holdco’s equity was not publicly traded, therefore the fair value was determined by S1 Holdco’s board of directors, with input from management and contemporaneous valuation reports prepared by a third-party valuation specialist.
•Expected Term: The expected life of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. For non-employees, the expected life equals the contractual term of the option.
•Risk-free Interest Rate: The risk-free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options.
•Volatility: The volatility was based on the expected unit price volatility of the underlying units over the expected term of the option which is based upon historical share price data of an index of comparable publicly traded companies.

The Company recorded total share-based compensation expense of $27,698 from January 1, 2022 through January 26, 2022 (Predecessor), $27,167 from January 27, 2022 through March 31, 2022 (Successor), and $146 for the three months ended March 31, 2021 (Predecessor). Share-based compensation expense is included in the Salaries, commissions, and benefits expense in the Condensed Consolidated Statements of Operations.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consist of fees for professional services, occupancy costs, travel and entertainment. These costs are expensed as incurred.

Depreciation and Amortization

Depreciation and amortization expenses are primarily attributable to the Company’s capital investment(s) and consist of fixed asset depreciation and amortization of intangible assets with finite lives.

Income Taxes

The Company is the managing member of S1 Holdco and, as a result, consolidates the financial results of S1 Holdco in its condensed consolidated financial statements. S1 Holdco is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to its members, including the Company. The Company is taxed as a corporation and pays

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
corporate federal, state and local taxes with respect to income allocated from S1 Holdco based on the Company's economic interest in S1 Holdco. Various subsidiaries of the Company are subject to income tax in the United States and in other countries.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would not be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would increase the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize both accrued interest and penalties, when appropriate, in provision for income taxes in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), the Company had not incurred any related interest and penalties.

Non-Controlling Interest

The Company reports a non-controlling interest representing the economic interest in S1 Holdco held by certain individuals and entities other than the Company. The non-controlling interest is comprised of certain selling equity holders of S1 Holdco that retained an economic interest in S1 Holdco through their ownership of Class B units in S1 Holdco, together along with the same number of corresponding shares of Class C common stock in the Company. The non-controlling interest holders may, from time to time, require the Company to redeem all or a portion of their economic interest via a redemption of their Class B units in S1 Holdco together with surrendering their corresponding shares of Class C common stock in the Company in exchange for shares of Class A common stock on a one-for-one basis. As future redemptions occur, this will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

The following tables summarizes the ownership interest in S1 Holdco as of March 31, 2022 (Successor).

	Units (in thousands)	Ownership %
Class A units of S1 Holdco	83,203	79.0%
Class B units of S1 Holdco	22,077	21.0%

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The FASB issued this Update as part of its Simplification Initiative to improve areas of U.S. GAAP and reduce cost and complexity while maintaining usefulness. The main provisions remove certain exceptions,

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
including the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items, the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income-based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

For public companies, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods therein. Early adoption of the amendments is permitted for which financial statements have not yet been made available for issuance. As of January 1, 2022, the Company has adopted the amendments of ASU 2019-12. The Company has not recorded a cumulative effect because of adopting this new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize a lease liability and a right-of-use asset in the Consolidated Balance Sheet and aligns many of the underlying principles of the new lessor model with those in ASC 606, Revenue From Contracts With Customers. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Upon adoption, there will be a material increase in total assets and total liabilities in the Consolidated Balance Sheet due to the recognition of right-of-use assets and lease liabilities for the Company’s leases. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). ASU No. 2020-05 defers the effective date of Leases for private entities (the “all other” category) to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On January 1, 2022, the Company adopted this pronouncement under the modified transition approach and recognized right-of-use assets of $6,786 and lease liabilities of approximately $7,987 in its Condensed Consolidated Balance Sheet. The modified transition approach permits a company to use its effective date as the date of initial application to apply the standard to its leases, and therefore not recast comparative prior period financial information.

In June 2016, the FASB issued ASU No. 2016-13, including subsequent amendments, Measurement of Credit Losses on Financial Instruments (Topic 326), which modifies the accounting methodology for most financial instruments. The guidance requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This guidance is effective for annual periods beginning after December 15, 2022, and early adoption is permitted. The Company does not expect the adoption of this update to have a material effect on its condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contact Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of performance obligation. This approach is different from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 is effective for financial statements issued for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company adopted ASU No. 2021-08 on January 1, 2022 and accordingly, has recorded contract assets and contract liabilities at the net book values of the acquired entities during the period from January 1, 2022 through January 26, 2022 (Predecessor) and the period from January 27, 2022 through March 31, 2022 (Successor).

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
3.MERGER

On June 28, 2021, the Company entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (the “Business Combination Agreement”) by and among S1 Holdco, Trebia, and Protected (collectively, the “Companies”). On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company is organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. The combined Companies’ business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares, warrants and units ceased trading on the New York Stock Exchange (“NYSE”), and System1 Inc.'s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger was a combination of cash, Class A common stock and Class C common stock.

The aggregate cash consideration under the Business Combination Agreement (“Closing Cash Consideration”) was $444,948.

The aggregate equity consideration paid under the Business Combination Agreement and/or retained S1 Holdco Class B Units was $619,738, consisting of (a) the aggregate equity consideration payable under the Business Combination Agreement, consisting of shares of Class A common stock (valued at $10.00 per share) and Replacement Awards, and (b) the aggregate Class B Units in S1 Holdco retained by S1 Holdco equity holders at the Closing (valued at $10.00 per share).

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”) entered into the Backstop Agreement (the “Backstop Agreement”) whereby Cannae agreed, subject to the other terms and conditions, to subscribe for System1 Class A common stock in order to fund a certain amount of redemptions by shareholders of System1 to be redeemed at the closing of the Merger. As a result of shareholder redemptions, System1 shareholders provided $7,031 of the cash used to fund the Closing Cash Consideration, and Cannae provided $246,484 of the cash used to fund the Closing Cash Consideration pursuant to its obligations under the Backstop Agreement.

Concurrently with the consummation of the Merger, System1 entered into a tax receivable agreement with the minority holders of S1 Holdco, (the “Tax Receivable Agreement”), pursuant to which, among other things, the parties to the Tax Receivable Agreement have agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income tax that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B Units in S1 Holdco (together with the corresponding shares of the Company’s shares of Class C common stock) in exchange for shares of the Company’s Class A common stock. No amounts have been recorded as of March 31, 2022, related to the Tax Receivable Agreement as any tax savings are uncertain.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The assets and liabilities were recorded at their fair values on the date of the Merger. The fair values below represent the Company’s preliminary determination of fair value of the assets acquired and liabilities assumed in the Merger.

Amount
Tangible assets acquired and liabilities assumed:
Cash and marketable securities	$68,746
Accounts receivable	79,087
Prepaid expenses	10,816
Property, plant & equipment, net	1,551
Internal-use software development costs, net	11,316
Other assets	8,205
Accounts payable	(9,798)
Deferred revenue	(60,768)
Accrued expenses and other current liabilities	(97,789)
Notes payable	(172,038)
VAT tax liability	(12,280)
Deferred tax liabilities	(146,322)
Other liabilities	(7,633)
Total tangible assets acquired and liabilities assumed	(326,907)
Intangible assets	555,500
Goodwill	836,093
Net assets acquired	$1,064,686

Consideration:
Cash	$444,948
Equity	619,738
Total consideration	$1,064,686

The intangible assets as of the closing date of the acquisition included:

	Amount	Weighted Average Useful Life (in Years)
Trademarks	$243,200	10
Customer relationships	$115,300	4
Technology	$197,000	4
Total	$555,500

The fair value of the intangible assets acquired was determined using either the income, market or replacement cost methodologies. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. Customer relationships are amortized on an accelerated basis. To determine the amortization period for each of the customer relationships assets and to evaluate the pattern of usage of economic benefits, the Company performed a customer attrition analysis of the Company's customer relationships to estimate the attrition rate and consequently the life expectancy for the existing customer relationships.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Key assumptions used in the valuation of intangible assets are below:

Trademarks – Identified trademarks relate to the estimated fair value of future cash flows related to any trademarks acquired. The Company valued trademarks using the relief-from-royalty method under the income approach.

Customer relationships – The value of customer relationships represent the fair value of future projected revenues that will be derived from the sale to customers acquired. The Company valued customer relationships using an excess-earnings method utilizing distributor inputs.

Technology – Technology represents existing technology acquired and incorporated into the Company’s existing infrastructure. The Company valued technology using the excess-earnings method utilizing company-specific inputs.

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if the Merger occurred as of January 1, 2021. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the Merger and acquisitions of RoadWarrior and CouponFollow occurred January 1, 2021. The pro forma results did not include any anticipated cost synergies or other effects of the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three months ended
	March 31, 2022	March 31, 2021
Pro forma revenue	$235,983	$193,201
Pro forma net (loss)	$(32,796)	$88,746

4.ACQUISITIONS

RoadWarrior, LLC

On February 9, 2022, the Company acquired the assets of RoadWarrior, LLC (“RoadWarrior”) for $19,636 in cash and $681 in contingent consideration, subject to achieving certain operating metrics.

The acquisition expands the Company’s Mapquest.com website technology, and provides additional functionality for customers centered around route planning for delivery drivers and teams. The results of RoadWarrior’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements as of March 31, 2022 (Successor). The total revenue and net income were immaterial for the period January 27, 2022 to March 31, 2022 (Successor).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The acquisition of RoadWarrior constitutes a business combination under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent the Company’s preliminary determination of fair value of the assets acquired and liabilities assumed for the acquisition. The working capital and deferred tax allocations are preliminary and subject to adjustment for additional information.

Amount
Tangible assets acquired and liabilities assumed:
Working capital	$154
Total tangible assets acquired and liabilities assumed	154
Intangible assets	4,500
Goodwill	15,663
Net assets acquired	$20,317

Consideration:
Cash	$19,636
Contingent consideration	681
Total consideration	$20,317

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is deductible for tax purposes over 15 years. Transaction costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. The Company has incurred $286 in transaction costs related to the acquisition in the period from January 27, 2022 through March 31, 2022 (Successor). There was no transaction costs related to the acquisition in the period from January 1, 2022 through January 26, 2022 (Predecessor).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Following are the details of the preliminary purchase price allocated to the intangible assets for the RoadWarrior acquisition:

	Amount	Weighted Average Useful Life (in Years)
Trademark	$2,200	10
Software	$1,000	4
Customer relationships	$1,300	3
Total	$4,500

The fair value of the intangible assets acquired was determined using either the income, market or replacement cost methodologies. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed.

Key assumptions from the valuation of intangible assets are below:

Trademarks – Identified trademarks relate to the estimated fair value of future cash flows related to any trademarks acquired. The Company valued trademarks using the relief-from-royalty method under the income approach.

Software – Software technology represents existing technology acquired and incorporated into the Company’s existing infrastructure. The Company valued software using the relief from royalty method.

Customer relationships – The value of customer relationships represent the fair value of future projected revenues that will be derived from the sale to customers acquired. The Company valued customer relationships using an excess-earnings method.

NextGen Shopping, Inc.

On March 4, 2022, the Company acquired NextGen Shopping, Inc. (d/b/a “CouponFollow”) for total cash consideration of $78,426, of which $25,227 was held-back, and the issuance of 2,000,000 shares of Class A common stock at a total fair value of $25,500. The cash payment included the transaction costs of $3,129 that the Company paid on behalf of CouponFollow in connection with the closing of the transaction. In addition to the upfront purchase price, an additional $10,000 in the form of future payments which are subject to continued services from certain individuals of CouponFollow, and up to $25,000 is payable contingent upon achieving certain financial thresholds and the continued employment of certain key individuals of CouponFollow.

The acquisition leverages CouponFollow’s reputation, software and large organic traffic to vertically integrate with the Company’s RAMP platform and generate paid traffic for shopping-related products. The results of CouponFollow’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements as of March 31, 2022 (Successor). The total revenue and net income for the period January 27, 2022 to March 31, 2022 (Successor) were $1,920 and $581, respectively.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The acquisition of CouponFollow constitutes a business combination under ASC 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent the Company’s preliminary determination of fair value of the assets acquired and liabilities assumed for the acquisition. The working capital and deferred tax allocations are preliminary and subject to adjustment for additional information.

Amount
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$21,232
Accounts receivable	5,860
Other current assets	299
Accounts payable	(35)
Accrued taxes	(890)
Deferred tax liabilities	(8,093)
Total tangible assets acquired and liabilities assumed	18,373
Intangible assets	30,300
Goodwill	55,253
Net assets acquired	$103,926

Consideration:
Cash	$78,426
Equity	25,500
Total consideration	$103,926

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. Transaction costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. The Company has incurred $73 in transaction costs related to the acquisition in the period from January 27, 2022 through March 31, 2022 (Successor). There were no transaction costs related to the acquisition in the period from January 1, 2022 through January 26, 2022 (Predecessor).

Following are the details of the preliminary purchase price allocated to the intangible assets for the CouponFollow acquisition:

	Amount	Weighted Average Useful Life (in Years)
Trademark	$26,400	10
Software	$3,900	4
Total	$30,300

The fair value of the intangible assets acquired was determined using either the income, market or replacement cost methodologies. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed.

Key assumptions from the valuation of intangible assets are below:

Trademarks – Identified trademarks relate to the estimated fair value of future cash flows related to any trademarks acquired. The Company valued trademarks using the relief-from-royalty method under the income approach.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)

Software – Software technology represents existing technology acquired that will be incorporated into the Company’s existing infrastructure. The Company valued software using the relief from royalty method.

5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of March 31, 2022 (Successor) and December 31, 2021 (Predecessor), consisted of the following:

	Successor	Predecessor
	March 31, 2022	December 31, 2021
Computer equipment	$236	$415
Motor vehicles	233	—
Furniture and equipment	315	475
Leasehold improvements	2,163	976
Property and equipment—gross	2,947	1,866
Less accumulated depreciation	(92)	(1,036)
Property and equipment—net	$2,855	$830

Total depreciation expense on property and equipment was $16, $119 and $81 for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), respectively.

6.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2021 (Predecessor), resulted from the acquisitions of Concourse Media, Mapquest, and Waterfox in 2019 and the prior acquisitions of InfoSpace in 2016 and Qool Media, Inc. in 2017. There was no Goodwill activity for the period January 1, 2022 through January 26, 2022 (Predecessor). The changes in goodwill by reportable segments were as follows:

	Owned and Operated	Partner Network	Total
Goodwill at January 1, 2021 (Predecessor)	$24,403	$20,417	$44,820
Additions	—	—	—
Goodwill at December 31, 2021 (Predecessor)	$24,403	$20,417	$44,820

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Goodwill as of March 31, 2022 (Successor), resulted from the acquisitions of S1 Holdco, Protected, CouponFollow and RoadWarrior in 2022. The changes in goodwill by reportable segments were as follows:

	Owned and Operated	Partner Network	Subscription	Total
Goodwill at January 27, 2022 (Successor)	$—	$—	$—	$—
Additions	606,651	32,402	267,956	907,009
Goodwill at March 31, 2022 (Successor)	$606,651	$32,402	$267,956	$907,009

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Internal-use software development costs and intangible assets

Internal-use software development costs and intangible assets consisted of the following:

	March 31, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$11,154	$(450)	$10,704
Intangibles:
Developed technology	$197,985	$(8,646)	$189,339
Trademarks and trade names	271,844	(4,478)	267,366
Software	3,910	(74)	3,836
Customer relationships	116,600	(8,466)	108,134
Total intangible costs	$590,339	$(21,664)	$568,675

	December 31, 2021 (Predecessor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$21,274	$(10,061)	$11,213
Intangibles:
Developed technology	$8,398	$(7,242)	$1,156
Trademarks and trade names	69,007	(21,375)	47,632
Professional service agreement	3,100	(2,359)	741
Customer relationships	1,500	(661)	839
Total intangible costs	$82,005	$(31,637)	$50,368

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The internal-use software development costs include internal-use software development costs in progress of $3,052 and $2,540 as of March 31, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The Company recorded amortization expense of $355, and $629 for internal-use software development costs and intangible assets, respectively, for the period from January 1, 2022 through January 26, 2022 (Predecessor). The Company recorded amortization expense of $1,534, and $21,658 for internal-use software development costs and intangible assets, respectively, for the period from January 27, 2022 through March 31, 2022 (Successor). The Company recorded amortization expense of $1,324, and $2,284 for internal-use software development costs and intangible assets, respectively, during the three months ended March 31, 2021 (Predecessor). No impairment of internal-use software development cost or intangible assets was identified for the period from January 1, 2022 through January 26, 2022 (Predecessor), January 27, 2022 through March 31, 2022 (Successor) and for the three months ended March 31, 2021 (Predecessor). As of March 31, 2022 (Successor), the expected amortization expense associated with the Company’s intangible assets and internal-use software development costs for each of the next five years, is as follows:

Amortization Expense
Remainder of 2022	$100,085
2023	108,552
2024	101,996
2025	90,092
2026	40,300
Thereafter	138,721
Total amortization expense	$579,746
7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Successor	Predecessor
	March 31, 2022	December 31, 2021
Former CEO profit interest	$—	$11,132
Payable to employees	6,754	10,091
Accrued legal service fees	5,377	6,242
Accrued marketing expenses	5,552	—
Holdback liability	21,013	—
Contingent consideration	2,051	1,682
Other liabilities	12,460	1,543
VAT tax liability	11,063	—
Accrued tax liability	3,365	361
Deferred rent	—	233
Accrued expenses and other current liabilities	$67,635	$31,284

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
8.DEFERRED REVENUE

Deferred revenue activities for the period January 1, 2021 through December 31, 2021 (Predecessor), January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 (Predecessor) through March 31, 2022 (Successor) are as follows:

Deferred Revenue
Deferred revenue as of January 1, 2021 (Predecessor)	$1,889
Additional amounts deferred	5,116
Deferred revenue recognized	(5,034)
Deferred revenue as of December 31, 2021 (Predecessor)	$1,971

Deferred Revenue
Deferred revenue as of January 1, 2022 (Predecessor)	$1,971
Additional amounts deferred	620
Deferred revenue recognized	(309)
Deferred revenue as of January 26, 2022 (Predecessor)	$2,282

Deferred Revenue
Deferred revenue as of January 27, 2022 (Successor)	$—
Additional amounts deferred*	94,254
Deferred revenue recognized	(29,444)
Deferred revenue as of March 31, 2022 (Successor)	$64,810

* Of the additional amounts deferred during the period January 27, 2022 through March 31, 2022 (Successor), $61,156 was acquired from the acquisitions.

During the periods January 27, 2022 through March 31, 2022 (Successor), January 1, 2022 through January 26, 2022 (Predecessor), and January 1, 2021 through December 31, 2021 (Predecessor), $0, $309, and $1,889, respectively, of the deferred revenue recognized existed at the beginning of each respective period.

We expect to recognize revenue related to the remaining performance obligations within the next twelve months.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
9.OTHER LIABILITIES
Other liabilities consisted of the following:

	Successor	Predecessor
	March 31, 2022	December 31, 2021
Hold-back liability	$5,600	$—
Deferred rent	—	969
Other	204	—
Other liabilities	$5,804	$969

10.INCOME TAXES

The Company is the managing member of S1 Holdco and, as a result, consolidates the financial results of S1 Holdco in the consolidated financial statements. S1 Holdco is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by S1 Holdco is passed through to its members, including the Company.

The Company’s income tax (benefit) expense was approximately ($629), ($16,252) and $151, with an effective income tax rate of 1.53%, 29.92% and 2.19% for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), respectively.

The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to income (loss) from non-taxable pass-through entities related to non-controlling interests, state taxes, foreign rate differential, change in fair value of warrant liabilities, non-deductible expenses, outside basis adjustments, and Global Intangible Low-taxed Income.

In assessing the ability to realize deferred tax assets for the period from January 1, 2022, through January 26, 2022 (Predecessor), the period from January 27, 2022, through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), respectively, management considered whether it is more likely than not some portion or all the deferred tax assets will be realized, as prescribed by ASC 740. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. Based on the weight of both positive and negative evidence, the Company determined that it was more-likely-than-not that the net deferred tax assets would be realizable, with the exception of Privacy One Group Limited, for which the Company does not anticipate future income. Management cannot conclude that it is more-likely-than-not that the deferred tax assets of Privacy One will be realized. As such, a full valuation allowance has been retained on the net deferred tax assets of Privacy One Group Limited.

The unrecognized tax benefits of $34 relates to R&D tax credits for the period from January 27, 2022, through March 31, 2022 (Successor).

The Company files income tax returns in the U.S. federal, states, and various foreign countries. For U.S. federal income tax purposes, as of March 31, 2022 (Successor), the year 2018 and later tax years remain open for examination by the tax authorities. For foreign income tax purposes, as of March 31, 2022 (Successor), the year 2016 and later tax years remain open for examination by the tax authorities under the Netherland’s five-year statute of limitations.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The Company contributed all the net assets of CouponFollow to a lower tier entity taxed as a partnership, System1 OpCo, LLC. The contribution qualifies as a transaction among or with noncontrolling shareholders, which is accounted for as an equity transaction. As a result, the Company recorded $6,752 to additional paid-in-capital for the tax effects of the contribution with an offsetting entry to deferred tax liability in accordance with ASC 740-20-45-11(c).

11.COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities under noncancelable operating lease agreements. During the period from January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 through March 31, 2022 (Successor), the Company had leases for facilities in Marina del Rey, California; Bellevue, Washington; and Guelph, Canada. The Company has an agreement with JDI Property Holdings Limited (“JDI”) which allows for the Company to occupy desks at JDI’s property in such a place as JDI specifies from time to time in exchange for GBP 25 per month. The agreement with JDI expires on June 21, 2022.

In March 2021, the Company entered into an agreement for a sublease of office space in Marina del Rey, California. The initial minimum lease payment is $147 per month. The initial term of the sublease is in effect until November of 2025 with no renewal periods.

The lease accounting standard provides several optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company to not reassess, its prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. Accordingly, for those leases that qualify, the Company did not recognize a right-of-use asset or lease liability, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases. The adoption of the lease standard did not have any effect on its previously reported Condensed Consolidated Statements of Operations and did not result in a cumulative catch-up adjustment to opening equity. The Company recorded $6,786 of Right-of-Use (“ROU”) assets, $7,987 of lease liabilities and reclassified $1,201 of deferred rent liabilities as a reduction to the beginning ROU assets upon implementation of ASC 842.

A contract is or contains a lease when, (1) the contract contains an explicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. The Company assesses whether an arrangement is or contains a lease at inception of the contract. For all leases, other than those that qualify for the short-term recognition exemption, the Company recognizes as of the lease commencement date, on the balance sheet a liability for its obligation related to the lease and a corresponding asset representing the Company’s right to use the underlying asset over the period of use.

The Company’s facility leases are operating leases and operating lease right-of-use (“ROU”) asset and lease liabilities are recorded in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2022 (Successor). An ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represents the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized on the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments include taxes, insurance, utilities and maintenance costs.

As most of the Company’s leases do not provide an implicit interest rate, the incremental borrowing rate based on the information available on the commencement date of the lease is used to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and lease incentives. The lease terms may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option at the time the lease is commenced. Lease expense for lease payments is recognized on a

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
straight-line basis over the lease term. Lease agreements with lease and non-lease components are accounted for as a single lease component.

The components of lease expense were as follows:

	Successor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Operating lease cost	$397	$142

Variable lease costs for operating leases were immaterial for the period from January 1, 2022 through January 26, 2022 (Predecessor) and the period from January 27, 2022 through March 31, 2022 (Successor). Operating lease costs were included in Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Supplemental balance sheet information related to leases was as follows:

Successor
As of March 31, 2022
Operating leases:
Operating lease right-of-use asset	$6,388

Current operating lease liability	$1,895
Operating lease liability - less current portion	$5,645
Total operating lease liability	$7,540

Weighted Average Remaining Lease Terms (in years):
Operating leases	3.4

Weighted Average Discount Rate:
Operating leases	4.8%

Maturities of lease liabilities by fiscal year for our operating leases are as follows as of March 31, 2022 (Successor):

Successor
As of March 31, 2022
Operating leases:
Remainder of 2022	$1,649
2023	2,253
2024	2,320
2025	1,975
Total lease payments	$8,197
Less: Imputed interest	(657)
Present value of operating lease liabilities	$7,540

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Rent expense was $491 for the three months ended March 31, 2021 (Predecessor), which was included in Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2021 (Predecessor), the expected future operating lease obligation are as follows:

Predecessor
As of December 31, 2021
Year ending
2022	$1,957
2023	$1,950
2024	$1,950
2025	$1,663

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes the ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows reflected in the condensed consolidated financial statements. There can be no assurance, however, that the ultimate resolution of such actions will not materially or adversely affect the Company’s condensed consolidated financial position, results of operations, or cash flows. The Company accrues for losses when the loss is deemed probable and the liability can reasonably be estimated.

System1, LLC (a wholly owned subsidiary of S1 Holdco LLC) was named (along with other affiliated defendant parties) in a lawsuit alleging breach of partnership agreement, breach of fiduciary duty and breach of contract (among other claims), by an individual who alleges that he was a co-founder and equity owner of OpenMail LLC (a significant shareholder of S1 Holdco and a predecessor entity that originally owned and operated the original System1 businesses) related to facts, circumstances and events that principally occurred prior to the formation of S1 Holdco. In March 2021, this matter was fully settled by the parties at no monetary and non-monetary expense or exposure to System1 or S1 Holdco, and included a complete release of claims against all named defendants, including System1 and S1 Holdco, and the case was voluntarily dismissed with prejudice.

In July 2021, the Company received initial correspondence from counsel for a United Kingdom-based marketing research company and its United States subsidiary (collectively, the “Demanding Group”) alleging trademark infringement (i) based on its use of the “SYSTEM1” trade name and mark in the United States, and (ii) subsequently based on its use of the “SYSTEM1” trade name and mark in the United Kingdom. The correspondence demanded that we cease and desist from using the “SYSTEM1” name and mark, and made reference to potential legal action if we did not comply with that demand. While the Company was engaged in active discussions and correspondence with the Demanding Group to attempt to resolve the matter, the Demanding Group filed a lawsuit in the United States District Court for the Southern District of New York in September 2021 (the “Infringement Suit”), alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws, seeking, among other things, an injunction, disgorgement of profits, actual damages and attorneys’ fees and costs. The Company believes that the Demanding Group’s infringement and other allegations and claims set forth in the Infringement Suit may be subject to a laches defense, among other defenses, and the Company intends to vigorously defend its rights and position in the Infringement Suit. The matter is currently pending. The Company filed a motion to dismiss the Infringement Suit in November 2021, and the parties are waiting for the court to rule on the pending motion. Even though the Company received similar correspondence from the Demanding Group regarding its alleged infringing use of the SYSTEM1 trade name and mark in the United Kingdom, no lawsuit has been filed in the United Kingdom. The Company does not believe that its activities infringe any rights of the Demanding Group in the United Kingdom because, among other defenses, the Company does not actively offer services to customers using the SYSTEM1 trade name and mark in the United Kingdom. The Company’s counsel has informed the Demanding Group’s UK counsel of these circumstances, and the Demanding Group’s UK counsel confirmed receipt of this correspondence, and the parties have not shared any further meaningful correspondence with the respect to the Demanding Group’s allegations of infringing use in the United Kingdom.

Service Agreements

On June 18, 2021 the Company entered into an agreement with a service provider whereby the Company is contractually obligated to pay $6,900 and $8,000 in the first and second years of the contract, respectively. The contract commencement date was July 1, 2021. The Company has paid a total of $5,776 to this service provider as of March 31, 2022 (Successor), $616 during the period January 1, 2022 to January 26, 2022 (Predecessor) and $934 during the period January 27, 2022 to March 31, 2022 (Successor).

Executive Compensation

Ian Weingarten was hired as CEO of S1 Holdco on April 10, 2019. He was entitled to a cash-settled profits interest of 5% of the value of S1 Holdco, which was contingent upon (i) a participation threshold of $300 million (which

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
was subject to adjustment as set forth in the S1 Holdco operating agreement) and (ii) on a four-year vesting term, or if a qualifying change in control transaction occurs.

In February 2021, Mr. Weingarten's employment with S1 Holdco was terminated and the parties entered into a separation agreement. In connection with the separation agreement, S1 Holdco agreed to payment of separation pay benefits consistent with the terms of Mr. Weingarten’s employment agreement, including the payment of the liability accrued for the cash-settled profits interest of 5% of S1 Holdco, which was deemed vested as to a 3.75% profits interest and forfeited as to the remaining 1.25% profits interest above the applicable adjusted threshold amount (subject to further increase to a 2.5% profits interest in the event that the Merger was not consummated). S1 Holdco recorded a liability for this arrangement of $11,132 as of December 31, 2021 (Predecessor). In January 2022, in conjunction with the consummation of the Merger, S1 Holdco settled the profits interest liability pursuant to the separation agreement with the Mr. Weingarten.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, the Company believes the estimated fair value of these agreements is immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2022 (Successor) or December 31, 2021 (Predecessor), respectively.

12.DEBT

As of December 31, 2021 (Predecessor), S1 Holdco had principal of $172,038 outstanding under a term loan secured from Cerberus Business Finance, LLC. Amortization payments of $1,750 were due quarterly and, upon delivery of the prior year’s audited consolidated financial statements, S1 Holdco was required to make a payment of 50% of excess free cash flow, as defined. S1 Holdco also had a $20,000 revolving line of credit. No amounts were outstanding as of December 31, 2021 under the revolving line of credit.

Interest payments on the secured financing were due monthly at London InterBank Offered Rate (“LIBOR”), plus 7% with a LIBOR floor of 1%. Maturity for the secured financing was August 22, 2022. The facility had certain financial and nonfinancial covenants, including a leverage ratio.

In connection with the Merger disclosed in Note 3, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“Revolving Facility”) on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. In addition, the Company also obtained a Revolving Facility of $50,000 on January 27, 2022.

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75% with an adjusted Term SOFR floor of 0.50%. The Term Loan will amortize in quarterly installments on each scheduled payment date (commencing with the scheduled payment date occurring on June 30, 2022). The new loan comes with a springing covenant, which goes into effect if the utilization on the Revolving Facility exceeds 35% at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. For the period covering June 30, 2022 through and including December 31, 2025, $5,000 of the amortization payment will be made quarterly. For March 31, 2026 (scheduled payment date) and thereafter, $7,500 of the amortization payment will be made quarterly.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The Revolving Facility will mature five years after the closing date. The interest rate on the Revolving Facility is the adjusted Term SOFR plus 2.75% with an adjusted Term SOFR floor of 0%. In March 2022, the Company borrowed $49,000 under its Revolving Facility principally for funding of the cash portion of the purchase price consideration for the CouponFollow acquisition. As of March 31, 2022 (Successor), this amount is still outstanding.

As of March 31, 2022 (Successor), future minimum principal payments on long-term debt are as follows: remainder for 2022 $15,000, 2023—$20,000, 2024—$20,000, 2025—$20,000, 2026—$30,000 and 2027—$344,000. Loan fees amounting to $1,265 have been offset against the loan balance. Interest expense was $2,492, $4,776 and $4,286 for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), respectively.

13.WARRANTS

In June 2020, the Company issued Public Warrants and Private Placement Warrants in conjunction with the initial public offering of Trebia. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable on April 18, 2022, when the S-1/A registration statement, which was required to be filed under the terms of the Warrant Agreement and the Business Combination Agreement, was declared effective. The Public Warrants will expire five years from the completion of the Merger, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrants and will have no obligation to settle such Public Warrants exercises unless a registration statement under the Securities Act with respect to the Class A common stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. Warrants are exercisable and the Company is obligated to issue a share of Class A common stock upon exercise of each Warrant, as the Warrants have been registered with SEC.

The Company will use its commercially reasonable efforts to maintain the effectiveness of a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Warrants, and a current prospectus relating thereto, until the expiration or redemption of the Warrants in accordance with the provisions of the Warrant Agreement. If the effectiveness of a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants is not maintained, Warrant holders may exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Company's Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Public Warrants, multiplied the excess of the “fair market value” less the exercise price of the Public Warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants when the Price per Class A common stock equals or exceeds $18.00 —Once the Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

● in whole and not in part;

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
● at a price of $0.01 per Public Warrant;

● upon not less than 30 days’ prior written notice of redemption to each warrant holder and

● if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, we will not redeem the Warrants unless an effective registration statement under the Securities Act covering the underlying shares of Class A common stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

Redemption of Warrants When the Price per Class A common stock equals or exceeds $10.00 —Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

● in whole and not in part;

● at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, based on the redemption date and the “fair market value” of the Class A common stock;

● if, and only if, the Reference Value (as defined in the above under “Redemption of Warrants When the Price per Class A common stock Equals or Exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like); and

● if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently -called for redemption on the same terms (except as described below with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants, as described above.

The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the initial public offering of Trebia, except that (x) the Private Placement Warrants and the shares of shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The Public and Private Placement Warrants are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as Loss on warrant fair value in the Consolidated Statements of Operations.

14.FAIR VALUE MEASUREMENT

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2022 (Successor).

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public warrants	$27,600	$—	$—	$27,600
Private warrants	—	13,173	—	13,173
Total warrants liabilities	$27,600	$13,173	$—	$40,773

Contingent consideration	$—	$—	$2,255	$2,255

Grand total	$27,600	$13,173	$2,255	$43,028

The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants has been estimated using the Public Warrants’ quoted market price.

The fair value of the former CEO of S1 Holdco's equity profits interest was determined with an option pricing model and utilizing significant unobservable inputs for a discount for lack of marketability and projected financial information. The fair value contingent consideration was determined with an option pricing model and contains significant unobservable inputs for projected financial information.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Changes in estimated fair value of Level 1, 2 and 3 financial liabilities for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), respectively, are as follows:

	Contingent consideration	Former CEO equity profits interest*	Warrant liability
Fair value of liabilities at December 31, 2020 (Predecessor)	$(8,240)	$(4,236)	$—
Settlements	5,000	—	—
Change in fair value	(63)	(1,413)	—
Fair value of liabilities at March 31, 2021 (Predecessor)	$(3,303)	$(5,649)	$—

Fair value of liabilities at December 31, 2021 (Predecessor)	$(1,682)	$(11,132)	$—
Settlements	—	—	—
Fair value of liabilities at January 26, 2022 (Predecessor)	$(1,682)	$(11,132)	$—

Fair value of liabilities at January 27, 2022 (Successor)	$(1,682)	$—	$(27,012)
Additions	(573)	—	—
Change in fair value	—	—	(13,761)
Fair value of liabilities at March 31, 2022 (Successor)	$(2,255)	$—	$(40,773)

*Former CEO equity profits interest as further described in executive compensation Note 11.

The total impact of the changes in fair values related to contingent consideration and the former CEO of S1 Holdco's equity profits interest are included in Selling, general and administrative expenses, and Salaries, commissions and benefits, respectively in the Condensed Consolidated Statements of Operations. There were no transfers in or out of levels during the period January 1, 2022 through January 26, 2022 (Predecessor), the period January 27, 2022 through March 31, 2022 (Successor), or for the three months ended March 31, 2021 (Predecessor).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
15.NET INCOME (LOSS) PER SHARE
For the period from January 1, 2022 through January 26, 2022 (Predecessor), and for the three months ended March 31, 2021 (Predecessor), the basic net income per unit attributable to members was calculated by dividing the net income attributable to common equity holders by the weighted-average number of membership units. For the period from January 27, 2022 through March 31, 2022 (Successor), the basic net income (loss) per share was calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock. Basic and diluted net income (loss) per share was calculated as follows:

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Basic net (loss) per share	$(0.36)	n/a	n/a
Diluted net (loss) per share	$(0.36)	n/a	n/a
Numerator:
Net (loss) attributable to System1, Inc.	$(29,991)	n/a	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic net (loss) per share (shares in thousands)	82,210	n/a	n/a
Weighted-average common shares outstanding used in computing diluted net (loss) per share (shares in thousands)	82,210	n/a	n/a
Basic and diluted net (loss) income per unit	n/a	$(1.97)	$0.33
Numerator:
Net (loss) income	n/a	$(40,460)	$6,743
Denominator:
Weighted-average membership units outstanding - basic and diluted (units in thousands)	n/a	20,488	20,488

Shares of Class C common stock outstanding for the period January 27, 2022 through March 31, 2022 (Successor) are considered potentially dilutive of the shares of Class A common stock under the application of the if-converted method, and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. A total of 22,077,319 shares of Class C common stock were excluded from the computation of net loss per share for the period January 27, 2022 through March 31, 2022 (Successor) as the impact was anti-dilutive. Loss per share also excludes 17,250,000 Public Warrants and 8,233,334 Private Placement Warrants as their effect was anti-dilutive.

16.SEGMENT REPORTING
ASC Subtopic 280-10, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. System1’s Chief Executive Officer, who is considered to be its CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

The CODM measures and evaluates reportable segments based on segment operating revenues as well as adjusted gross margin and other measures. The Company defines and calculates adjusted gross margin as revenue less advertising expense to acquire users. The remaining cost of revenues consist of non-advertising expenses such as set-up costs, royalties and fees. The Company excludes the following items from segment adjusted gross margin: depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
and, at times, certain other transactions or adjustments, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment adjusted gross margin, they are included in reported consolidated net income from continuing operations before income tax and are included in the reconciliation that follows.

The Company’s computation of segment Adjusted Gross Margin may not be comparable to other similarly-titled measures computed by other companies because all companies do not calculate segment Adjusted Gross Margin in the same fashion.

Operating segments do not sell products and services across segments, and, accordingly, there are no intersegment revenues to be reported. The accounting policies for segment reporting are the same as for System1 as a whole.

The CODM of the Company reviews operating results, assesses performance and makes decisions by operating segment. Management views each of the Company’s business lines as an operating segment. The Company has four business lines and operating segments: Publishing and Lead Generation, Search & Applications, Partner Network, and Subscription.

The Publishing and Lead Generation and Search & Applications operating segments are aggregated into one reportable segment, referred to as Owned and Operated, based on their similar economic characteristics, technology platform utilized, types of services provided, Advertising Partners, and cost structures. The Company has three reportable segments: Owned and Operated, Partner Network and Subscription. The following summarizes assets by reportable segments:

	(Successor)	(Predecessor)
	March 31, 2022	December 31, 2021
Owned and Operated	$1,153,848	$214,968
Partner Network	57,811	41,943
Subscription	449,331	—
Total assets	$1,660,990	$256,911

The following summarizes revenue by reportable segments:

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Owned and Operated	$130,258	$49,791	$139,426
Partner Network	7,976	2,921	8,135
Subscription	27,874	—	—
Total revenue	$166,108	$52,712	$147,561

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The following summarizes adjusted gross margin by reportable segments:

	Three-Month Period
	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Owned and Operated	$32,791	$9,310	$32,128
Partner Network	7,976	2,921	8,135
Subscription	12,647	—	—
Adjusted gross margin	$53,414	$12,231	$40,263
Other cost of revenues	7,437	1,279	3,487
Salaries, commissions and benefits	43,459	35,175	15,195
Selling, general and administrative	14,981	14,817	6,950
Depreciation and amortization	23,311	1,000	3,689
Interest expense	4,776	1,049	4,048
Loss on warrant fair value	13,761	—	—
Net income before income tax	$(54,311)	$(41,089)	$6,894

The following table presents our revenues disaggregated by geographic region.

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Geographic Region
United States	$134,608	$51,701	$144,558
United Kingdom	27,719	—	1
Other	3,781	1,011	3,002
Total revenue	$166,108	$52,712	$147,561

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
17.RELATED-PARTY TRANSACTIONS

On October 16, 2018, S1 Holdco and its subsidiaries purchased a 50.1% interest in a UK-based company, Protected.net Group Ltd., for $55,000. At the time of the transaction, an investment vehicle known as Lone Investment Holdings (LIH) was a shareholder and creditor of Protected. LIH owned 7.7% of the equity of Protected, and also was a creditor for $10,500, with respect to shareholder loans for which Protected was the obligor. LIH’s shareholders primarily consist of members of the Company’s management team. As a result of the Merger, LIH’s shareholder loan to Protected was repaid, with interest, and LIH also received $1,158 in proceeds from the sale of its equity.

During 2017, in connection with an equity financing transaction, S1 Holdco deferred the distribution of proceeds to two of its senior executives, one of whom terminated their employment with S1 Holdco in 2021, and instead extended them loans. The balance of the loans were $969 as of December 31, 2021. In January 2022, in conjunction with the consummation of the Merger, S1 Holdco settled the deferred distributions from the 2017 equity financing transaction, and simultaneously the loans were repaid in full.

Additionally, during 2021, S1 Holdco extended a loan of $1,500 to its former CEO in connection with his separation agreement entered into with the former CEO of S1 Holdco. In January 2022, in conjunction with the consummation of the Merger, the loans were repaid in full.

Protected utilizes multiple payment processors in order to process credit card payments from its subscription customers, including Paysafe Financial Services Limited (“Paysafe”). Paysafe recently completed a merger with Foley Trasimene Acquisition Corp. II, a special purpose acquisition company sponsored by entities affiliated with William Foley, who is also a sponsor of Trebia Acquisition Corp. and a member of the Company’s Board of Directors. Protected’s payment processing agreement with Paysafe was negotiated before the announcements of both (i) the Merger as well as (ii) the business combination between Paysafe and Foley Trasimene. The amount due from Paysafe was $1,300 as of March 31, 2022 (Successor).

As disclosed in Note 11, the Company has an agreement with JDI which allows for the Company to occupy desks at JDI’s property. Additionally, the Company utilizes a JDI credit card and is recharged monthly. As of March 31, 2022 (Successor), the Company owes $80 to JDI.

18.SHARE-BASED PAYMENTS

Pursuant to the Merger, the Company is required to replace certain profits interests awards with restricted stock units (“RSUs”) in System 1 (the “Replacement Awards”). The Replacement Awards will continue to vest over the original vesting schedule of the original underlying awards. The Company recognized stock-based compensation expense of $1,676 under these awards during the period January 27, 2022 through March 31, 2022 (Successor). The Company recognized a total stock-based compensation expense of $27,698 upon the Merger transaction during the period January 1, 2022 through January 26, 2022 (Predecessor). Subsequent to the Merger, the remaining amount of $13,818 will be amortized over the following weighted average period of 3 years, and forfeitures will be recognized as they occur. The Company recognized a total stock-based compensation expense of $27,167 during the period January 27, 2022 through March 31, 2022 (Successor). The unrecognized stock-based compensation expense associated with the unvested RSUs at March 31, 2022 was $11,790.

In addition to the Replacement Awards, the Company issued RSUs and Restricted Stock Awards (RSAs) in January 2022 that vest upon the Company’s common stock trading at a volume weighted average price (VWAP) equal or exceeding $12.50 per share for any 20 trading days within a 30 trading day period. The VWAP of the Company’s common stock price exceeded the threshold in March 2022 and the Company has recorded $25,491 in expense associated with the vesting of these RSUs and RSAs during the period January 27, 2022 through March 31, 2022 (Successor). Since these RSUs and RSAs had a market condition to vest, the Company estimated the fair values of these RSUs and RSAs using a Monte Carlo simulation.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The key assumptions used to determine the fair value of these RSUs and RSAs were as follows:

Inputs
Risk-free interest rate	1.6%
Expected stock price volatility	50.0%
Cost of equity	23.6%
Expected term (years)	5
Fair Value of Class A Common Stock	$10.00

19.SUBSEQUENT EVENTS

On May 4, 2022, the Company acquired the assets of Answers.com, one of the largest destinations for higher education and lifelong learning content for a total cash consideration of $4,632.

In April 2022, the Private Placement Warrant holders exercised their Warrants on a cashless basis in exchange for 3,532,372 shares. Additionally, from April 20, 2022 through May 10, 2022, Public Warrant holders exercised 437,186 warrants on a cash basis resulting in total proceeds paid to the Company of $5,028. The total outstanding Public Warrants as of May 17, 2022 was 16,812,814. There are no outstanding Private Placement Warrants as of May 12, 2022.

On April 27, 2022, the Company filed an S-8 with the SEC registering the System1, Inc. 2022 Incentive Award Plan ("Award Plan”). On May 10, 2022, the Company’s board of directors authorized the issuance of 1.9 million replacement RSU’s in connection with S1 Holdco unvested value creation units at the time of the Merger as required per the Business Combination Agreement and 4.9 million RSUs from the authorized Award Plan pool of shares (as defined in the Aware Plan).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1 Inc. and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our prospectus, dated April 13, 2022, filed with the Securities and Exchange Commission, or SEC. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of March 31, 2022 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor) and for the year ended December 31, 2021. In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Certain amounts may not foot due to rounding, and all figures presented are in thousands with the exception of percentages and per share figures.

Company Overview

We operate an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and selling antivirus software packages to end user customers. We provide these services through our proprietary responsive acquisition marketing platform, or RAMP. Operating seamlessly across major advertising networks and advertising category verticals to acquire users on our behalf, RAMP allows us to monetize these acquired users through its relationships with third party advertisers and advertising networks, which we refer to its “Advertising Partners”. RAMP also allows third party advertising platforms and publishers, which we refer to as our “Network Partners”, to send user traffic to, and monetize user traffic on, our owned and operated websites. RAMP operates across our network of owned and operated websites and related products, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Facebook, Taboola, Snapchat and TikTok.

Through RAMP, we process approximately almost 19 million daily advertising campaign optimizations and ingest 6 billion rows of data daily across 40 advertising verticals. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data on monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals.

S1 Holdco, LLC (“S1 Holdco”), one of entities acquired in the merger described below, was founded in 2013 with a focus on monetizing user traffic acquired by its network. Since launching, it has expanded to support additional advertising formats across numerous advertising platforms, and have acquired several leading websites, enabling it to control user acquisition and experience, and monetize user traffic on its behalf. Today S1 Holdco owns and operates over 40 websites, including leading search engines like info.com and Startpage.com, and publishing digital media sites and utilities such as HowStuffWorks, Mapquest and ActiveBeat.

Protected.net Group Limited, another entity acquired in the Merger described below, provides a comprehensive antivirus product solution to its customers that provides robust and resilient protection against online threats. The product consists of a core antivirus software, with the ability to add additional products and services, to build up a security package based on a customer’s needs. These products include unlimited devices, Adblock, ID Protect and are managed to ensure they provide a value-added service to the customer base. The software is sold in either a monthly or annual subscription predominantly through the flagship brand TotalAV. As of March 31, 2022, Protected had over 2.2 million active subscribers for its products.

The Company’s primary operations are in the United States; however, the Company also has operations in Canada, the United Kingdom and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls, and exposure to currency exchange fluctuations. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. S1 Holdco was deemed to be the predecessor entity based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the combined company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger; and (ii) the combined results of the Company following the closing of the Merger. The accompanying financial information include a predecessor period, which include the periods through January 26, 2022 concurrent with the Merger discussed below, and the successor period from January 27, 2022 through March 31, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the statements to highlight the lack of comparability between these two periods and differentiate the cut-off of these periods.

The Merger

On June 28, 2021, the Company entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (the “Business Combination Agreement”) by and among S1 Holdco, Trebia, and Protected (collectively, the “Companies”). On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company is organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. The combined Companies’ business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares, warrants and units ceased trading on the New York Stock Exchange (“NYSE”), and System1 Inc.'s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger was a combination of cash, Class A common stock and Class C common stock.

The aggregate cash consideration under the Business Combination Agreement (“Closing Cash Consideration”) was $444,948.

The aggregate equity consideration paid under the Business Combination Agreement and/or retained S1 Holdco Class B Units was $619,738, consisting of (a) the aggregate equity consideration payable under the Business Combination Agreement, consisting of shares of Class A common stock (valued at $10.00 per share) and Replacement Awards, and (b) the aggregate Class B Units in S1 Holdco retained by S1 Holdco equity holders at the Closing (valued at $10.00 per share).

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”) entered into the Backstop Agreement (the “Backstop Agreement”) whereby Cannae agreed, subject to the other terms and conditions, to subscribe for System1 Class A common stock in order to fund a certain amount of redemptions by shareholders of System1 to be redeemed at the closing of the Merger. As a result of shareholder redemptions, System1 shareholders provided $7,031 of the cash used to fund the Closing Cash Consideration, and Cannae provided $246,484 of the cash used to fund the Closing Cash Consideration pursuant to its obligations under the Backstop Agreement.

Concurrently with the consummation of the Merger, System1 entered into a tax receivable agreement with the minority holders of S1 Holdco, (the “Tax Receivable Agreement”), pursuant to which, among other things, the parties to the Tax Receivable Agreement have agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income tax that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B Units in S1 Holdco (together with the corresponding shares of the Company’s shares of Class C common stock) in exchange for shares of the Company’s Class A common stock. No amounts have been recorded as of March 31, 2022, related to the Tax Receivable Agreement as any tax savings are uncertain.

COVID-19

The worldwide spread of COVID-19 has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities for an unknown period of time until the virus is contained or economic activity normalizes. Our revenue growth and results of operations have been resilient despite the headwinds created by the COVID-19 pandemic. The extent to which ongoing and future developments related to the global impact of the COVID-19 pandemic, including related vaccination measures and inoculation rates designed to curb its spread, continue to impact the business, financial condition and results of operations and cash flows, cannot be predicted with certainty. Many of these ongoing and future developments are beyond our control, including the speed of contagion or the spread of new variants, the development, distribution and implementation of effective preventative or treatment measures, including vaccines (and vaccination rates), the scope of governmental and other restrictions on travel, discretionary services and other activity, and the public reactions and receptiveness to these developments. See “Risk Factors” of the Amendment No. 3 to FORM S-1 filed with the U.S. Securities and Exchange Commission on April 13, 2022 for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Components of Our Results of Operations

Segment Results:

We have three reportable segments: Owned and Operated, Partner Network and Subscription.

Comparison of Results of Operations for the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through March 31, 2022 (Successor) with the three months ended March 31, 2021 (Predecessor)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Revenue:
Owned and Operated	$130,258	$49,791	$139,426
Partner Network	7,976	2,921	8,135
Subscription	27,874	—	—
Total Revenue	$166,108	$52,712	$147,561

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Segment Adjusted Gross Profit:
Owned and Operated	$32,791	$9,310	$32,128
Partner Network	7,976	2,921	8,135
Subscription	12,647	—	—
Total Adjusted Gross Profit	$53,414	$12,231	$40,263

Revenue

Revenue is earned from revenue-sharing arrangements with the Company’s Network Partners for the use of the Company's RAMP platform and related services provided to them to direct advertising by the Advertising Partners to their advertising space. The Company has determined it is the agent in these transactions and reports revenue on a net basis, because (a) the Company does not control the underlying advertising space, (b) the Company does not acquire the traffic and does not have risk of loss in connection therewith, and (c) the pricing is in the form of a substantively fixed-percentage revenue-sharing arrangement. The Company reports this revenue on a net basis for the amount retained from its revenue-sharing arrangements representing the difference between amounts received from the Advertising Partners, less amounts remitted to the Network Partners based on underlying contracts.

The Company also earns revenue by directly acquiring traffic to its owned and operated websites and utilizing its own RAMP platform and related services to connect its Advertising Partners to its owned and operated websites. For this revenue stream, the Company is the principal in the transaction and reports revenue on a gross basis for the amount received from the Advertising Partners. For this revenue, the Company has determined that it is the principal since it has a risk of loss on the traffic that it is acquiring for monetization with its Advertising Partners, and, in the case of its owned and operated websites, the Company maintains the website, provides the content and bears the cost and risk of loss associated with its websites’ advertising space.

The Company recognizes revenue upon delivering traffic to its Advertising Partners based on a cost-per-click or cost-per-thousand impression basis. The payment term with its Advertising Partners is typically 30 days.

The Company, through Protected.net, is also engaged in selling security software subscriptions to customers. The subscription business provides real-time antivirus protection, a safe-browsing feature, adblocking, identity-theft protection, blocking of malicious websites and data breach monitoring. Subscription revenue is primarily derived from the (i) delivery of the antivirus software and (ii) delivery of the additional add-on service(s), which all are provided on a fixed-price basis. The performance obligations related to subscription, maintenance and support are satisfied over the length of the contract, and the associated subscription revenue is recognized over the contract term on a ratable basis, which is consistent with transfer of control. The Company’s services rendered to customers are generally paid for in advance with cash receipts recorded as deferred revenue and revenue recognized over time, generally the annual subscription period.

The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of deferred revenue (“contract liabilities”). Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue and the remaining portion is recorded as deferred revenue, noncurrent.

Revenue may fluctuate from period to period due to a number of factors including seasonality and the shift in mix of user acquisition sources from Advertising Partners, and renewal rates of customers for subscription services.

Operating Expenses
We classify our operating expenses into the following four categories:

Cost of Revenues. Cost of revenues primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to the Company’s websites and services, as well as content, publishing, domain name registration costs, and licensing costs to provide mapping services to Mapquest.com, and licensing costs related to the utilization of antivirus engine licensing costs related to APIs for the antivirus product.. The Company does not pay any up-front payments, incentive payments or bonuses and such costs are expensed as incurred.

Salaries, Commissions, and Benefits. Salaries, commissions and benefits expenses include salaries, bonuses, stock-based compensation, costs incurred in the preliminary project planning and post-implementation stages of internal use software development, employee benefits costs associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees.
We expect to continue to invest in corporate infrastructure to support our growth. We expect salaries, commissions, and benefits to increase in absolute dollars in future periods.
Selling, General, and Administrative. Selling, general, and administrative expenses consist of fees for professional services, occupancy costs, travel and entertainment. These costs are expensed as incurred.
We expect to continue to invest in corporate infrastructure to support our growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Depreciation and Amortization. Depreciation and amortization expenses are primarily attributable to the Company’s capital investment(s) and consist of fixed asset depreciation and amortization of intangible assets considered to have finite lives.

Other Expenses
Other expenses consist of the following:
Interest Expense. Interest expense is primarily related to our debt, which carries a variable interest rate.

Loss on Warrant Fair Value. Loss on Warrant Fair Value relates to the mark to market of our liability-classified public and private warrants.

Provision for (Benefit from) Income Taxes

The Company is the managing member of S1 Holdco and, as a result, consolidates the financial results of S1 Holdco in its condensed consolidated financial statements. S1 Holdco is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from S1 Holdco based on the Company's economic interest in S1 Holdco. Various subsidiaries of the Company are subject to income tax in the United States and in other countries.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented.

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021

(in thousands)
Revenue	$166,108	$52,712	$147,561
Operating expenses:
Cost of revenues	120,131	41,760	110,785
Salaries, commissions, and benefits	43,459	35,175	15,195
Selling, general, and administrative	14,981	14,817	6,950
Depreciation and amortization	23,311	1,000	3,689
Total operating expenses	201,882	92,752	136,619
Operating (loss) income	(35,774)	(40,040)	10,942
Interest expense	4,776	1,049	4,048
Loss on warrant fair value	13,761	—	—
(Loss) income before income tax	(54,311)	(41,089)	6,894
Income tax expense	(16,252)	(629)	151
Net (loss) income	$(38,059)	$(40,460)	$6,743
Net (loss) attributable to non-controlling interest	(8,068)	—	—
Net (loss) income attributable to System1, Inc.	$(29,991)	$(40,460)	$6,743

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Revenue	100%	100%	100%
Operating expenses:
Cost of revenues	72%	79%	75%
Salaries, commissions, and benefits	26%	67%	10%
Selling, general, and administrative	9%	28%	5%
Depreciation and amortization	14%	2%	2%
Total operating expenses	121%	176%	93%
Operating (loss) income	(21)%	(76)%	7%
Interest expense	3%	2%	3%
Loss on warrant fair value	8%	—%	—%
(Loss) income before income tax	(32)%	(78)%	5%
Income tax expense	9%	1%	—
Net (loss) income	(23)%	(77)%	5%
Net (loss) attributable to non-controlling interest	5%	—%	—%
Net (loss) income attributable to System1, Inc.	(18)%	(77)%	5%

* Percentages may not sum due to rounding

The comparability of our operating results for the three months ended March 31, 2022 (Successor) compared to the three months ended March 31, 2021 (Predecessor) was impacted by the Merger, as discussed above, and the acquisitions of RoadWarrior and CouponFollow in the Successor period portion of the quarter ended March 31, 2022. In the discussion of our results of operations for these periods we may quantitatively disclose the impact of our acquired businesses to the extent they remain ascertainable. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations.

Revenue

	Successor	Predecessor	Predecessor
(in thousands)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Revenue	$166,108	$52,712	$147,561

The increase in revenue in 2022 was primarily due to the acquisition of Protected which contributed to subscription revenue, and growth in the Owned and Operated segment. Revenue from Protected was $27,874, and the Owned and Operated revenue segment increased $40,623 driven by an increase of 234 million sessions with Revenue Per Session (“RPS”) flat. Partner Network segment revenue increased $2,762 as RPS increased by approximately $0.01, offsetting a decrease of 31 million sessions.

Cost of revenue

	Successor	Predecessor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Cost of revenues	$120,131	$41,760	$110,785
Percent of revenue	72%	79%	75%

The increase in cost of revenues in 2022 was due to an increase in user acquisition costs of $30,754 in the Owned and Operated segment and the acquisition of Protected which contributed $18,414 to the cost of revenue. User acquisition costs for the three months ended March 31, 2022 were $138,052 and drove 975 million sessions at $0.14 Cost Per Session (“CPS”), compared to user acquisition costs of $107,298, driving 741 million sessions at $0.15 CPS for the same period in 2021 (Predecessor). User acquisition costs accounted for 85% and 97% of total cost of revenue for the three months ended March 31, 2022 (Successor) and 2021 (Predecessor), respectively.

Salaries, commissions, and benefits

	Successor	Predecessor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Salaries, commissions and benefits	$43,459	$35,175	$15,195
Percent of revenue	26%	67%	10%

The increase in salaries, commissions, and benefits was primarily due to an increase in stock-based compensation of $54,865 driven by payments associated with the Company’s equity awards as a result of the Merger, of which $27,698 was recognized upon the close of the Merger, an increase in salaries and bonus related expenses of $5,013 due to increased headcount related to the Merger and the acquisitions of Roadwarrior and CouponFollow, and an increase in expenses related to the Merger transaction of $3,567 for taxes on equity payouts and transaction bonuses.

Selling, general, and administrative

	Successor	Predecessor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Selling, general, and administrative	$14,981	$14,817	$6,950
Percent of revenue	9%	28%	5%

The increase in selling, general, and administrative expense was primarily due to an increase of $24,653 in costs associated with the Merger, an increase in audit and other professional fees of $2,281 to support increased compliance requirements as a public company, an increase in business taxes of $1,551, an increase in network and bandwidth costs of $862, and an increase in corporate insurance costs of $770 as a result of becoming a public company.

Depreciation and amortization

	Successor	Predecessor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Depreciation and amortization	$23,311	$1,000	$3,689
Percent of revenue	14%	2%	2%

The increase in depreciation and amortization expense was primarily due to additions of intangible assets as a result of the Merger.

Interest expense

	Successor	Predecessor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Interest expense	$4,776	$1,049	$4,048
Percent of revenue	3%	2%	3%

The increase in interest expense was due to an increase in our outstanding loan balances as a result of the new facility which we entered into as part of the Merger. Our outstanding loan balance, excluding loan origination fees, was $449,000 and $181,924 at March 31, 2022 (Successor) and 2021 (Predecessor), respectively.

Loss on warrant fair value

	Successor	Predecessor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Loss on warrant fair value	$13,761	$—	$—
Percent of revenue	8%	—%	—%

The loss on warrant fair value in 2022 is due to a change in the fair value of the warrant liabilities driven by the increase in the market value of the Company’s Class A common stock.

Provision for (Benefit from) Income Taxes

	Successor	Predecessor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Provision for (benefit from) income taxes	$(16,252)	$(629)	$151
Effective tax rate	29.92%	1.53%	2.19%

The income tax expense varied from the expense calculated using the federal statutory income tax rate for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), primarily due to income (loss) from non-taxable pass-through entities related to non-controlling interests, state taxes, foreign rate differential, change in fair value of warrant liabilities, non-deductible expenses, outside basis adjustments, and Global Intangible Low-taxed Income.

Liquidity and Capital Resources

As of March 31, 2022 (Successor) and December 31, 2021 (Predecessor), we had cash and cash equivalents of $42,178 and $47,896, respectively, which consists of amounts held as bank deposits.

To date, the Company’s available liquidity and operations have been financed through the initial public offering of Trebia, the backstop agreement, external loan facilities, and cash flows from operations. The Company is subject to certain business risks, including dependence on key employees, dependence on key contracts, competition from alternative technologies, and dependence on growth to achieve its business and operational objectives.

The Company’s revenue was dependent on two key Advertising Partners, which are Google and Microsoft, and which comprised 88% and 4%, respectively, of the Company’s revenue for the period from January 1, 2022 through January 26, 2022 (Predecessor), 73% and 3%, respectively, of the Company's revenue from January 27, 2022 through March 31, 2022 (Successor), and 83% and 5%, respectively, of the Company’s revenue for the three months ended March 31, 2021 (Predecessor).

The Company has (i) two paid search advertising partnership contracts with Google, and (ii) one paid search advertising partnership contract with Microsoft. One of the Google contracts was renewed with an effective date of March 1, 2021, and has a two-year term through February 28, 2023. The other Google contract was renewed with a two-year term through July 31, 2023. All arrangements under the Microsoft contract were originally set to expire on

November 30, 2021. However, the parties initially agreed to a three-month extension through February 28, 2022, and thereafter the contract continues to automatically renew on a month to month basis as the parties work to finalize a renewal or long-term extension of this arrangement. All three agreements may be terminated by the respective Advertising Partner immediately or with minimal notice under certain circumstances.

We evaluate whether any conditions or events have occurred, individually and in the aggregate, that could raise substantial doubt about our ability to continue as a going concern for the twelve-month assessment period from the date of this filing. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flow from operations to meet our financial obligations including scheduled debt payments and maturities. In connection with the Merger, the Company entered into a new loan (“Term Loan”) and revolver facility (“Revolver Facility”) agreement on January 26, 2022 (Predecessor). See discussion over the details of the New Facility below in the Debt section. The Company has been able to and expects to continue to be able to make payments on the principal and interest on a timely basis.

The coronavirus pandemic has adversely affected the Company’s results of operations and the Company has experienced unpredictable reductions in demand for certain products and services. There is uncertainty around the duration and breadth of the COVID-19 pandemic and, as a result, the ultimate impact on the Company’s business, financial condition, or operating results cannot be reasonably estimated with certainty at this time. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, the Company may need to raise capital resources through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows.

Debt

As of December 31, 2021 (Predecessor), S1 Holdco had principal of $172,038 outstanding under a term loan secured from Cerberus Business Finance, LLC. Amortization payments of $1,750 were due quarterly and, upon delivery of the prior year’s audited consolidated financial statements, S1 Holdco was required to make a payment of 50% of excess free cash flow, as defined. S1 Holdco also had a $20,000 revolving line of credit. No amounts were outstanding as of December 31, 2021 under the revolving line of credit.

Interest payments on the secured financing were due monthly at London InterBank Offered Rate (“LIBOR”), plus 7% with a LIBOR floor of 1%. Maturity for the secured financing was August 22, 2022. The facility had certain financial and nonfinancial covenants, including a leverage ratio.

In connection with the Merger disclosed in Note 3, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“Revolving Facility”) on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. In addition, the Company also obtained a Revolving Facility of $50,000 on January 27, 2022.

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75% with an adjusted Term SOFR floor of 0.50%. The Term Loan will amortize in quarterly installments on each scheduled payment date (commencing with the scheduled payment date occurring on June 30, 2022). The new loan comes with a springing covenant, which goes into effect if the utilization on the Revolving Facility exceeds 35% at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. For the period covering June 30, 2022 through and including December 31, 2025, $5,000 of the amortization payment will be made quarterly. For March 31, 2026 (scheduled payment date) and thereafter, $7,500 of the amortization payment will be made quarterly.

The Revolving Facility will mature five years after the closing date. The interest rate on the Revolving Facility is the adjusted Term SOFR plus 2.75% with an adjusted Term SOFR floor of 0%. In March 2022, the Company borrowed $49,000 under its Revolving Facility principally for funding of the cash portion of the purchase price consideration for the CouponFollow acquisition. As of March 31, 2022 (Successor), this amount is still outstanding.

As of March 31, 2022 (Successor), future minimum principal payments on long-term debt are as follows: remainder for 2022 $15,000, 2023—$20,000, 2024—$20,000, 2025—$20,000, 2026—$30,000 and 2027—$344,000. Loan fees amounting to $1,265 have been offset against the loan balance. Interest expense was $2,492, $4,776 and $4,286 for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), respectively.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor	Predecessor
(in thousands)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Net cash provided by (used in) operating activities	$(26,216)	$(10,490)	$10,128
Net cash used in investing activities	$(428,850)	$(441)	$(1,440)
Net cash used in financing activities	$(12,143)	$—	$(6,603)
Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients and related payments to our suppliers for advertising inventory and data. We typically pay suppliers in advance of collections from our clients. Our collection and payment cycles can vary from period to period. In addition, seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

In the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in operating activities of $10,490 resulted primarily from a net loss of $40,460, and a decrease in accounts payable of $67,600 due to the Merger. This was partially offset by an increase in accrued expenses of $57,170, non-cash expenses of $27,988 primarily due to stock-based compensation of $27,698 and a decrease in accounts receivable of $11,118 due to the Merger.

In the period from January 27, 2022 to March 31, 2022 (Successor), cash used in operating activities of $26,216 resulted primarily from a net loss of $38,059, a decrease in accrued expenses of $171,341 an increase in accounts receivable of $14,522 due to the Merger. This was partially offset by non-cash expenses of $48,969 primarily due to change in fair value of warrants of $13,761, stock-based compensation of $27,167, depreciation and amortization expense of $23,311, non-cash tax benefit of $17,141, increase in long term liabilities of $88,832, increase in accounts payable of $66,170, and a decrease in deferred revenue of $3,654 of due to the Merger.

In the three months ended March 31, 2021 (Predecessor), cash provided by operating activities of $10,128 resulted primarily from Owned and Operated advertising revenue, offset by marketing expense incurred to drive the growth and salaries, commissions and benefits costs.

Investing Activities

Our primary investing activities consist of acquisitions of businesses, such as the acquisition of S1 Holdco, Protected, RoadWarrior and CouponFollow in 2022 as well as costs capitalized for internally developed software.

In the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in investing activities of $441 resulted from expenditures related to internal-use software development costs.

In the period from January 27, 2022 to March 31, 2022 (Successor), cash used in investing activities of $428,850 resulted primarily from the acquisitions of S1 Holdco, Protected, RoadWarrior and CouponFollow, partially offset by purchases of property and equipment of $1,373 and expenditures related to internal-use software development costs of $922.

In the three months ended March 31, 2021 (Predecessor), cash used in investing activities of $1,440 resulted primarily from capitalized expenditures related to internal-use software development costs.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our debt, distributions to members related to tax obligations, acquisition related contingent consideration and proceeds from the sale of assets.

In the period from January 1, 2022 to January 26, 2022 (Predecessor), there were no cash provided or used in financing activities.

In the period from January 27, 2022 to March 31, 2022 (Successor), cash used in financing activities of $12,143 resulted primarily from redemptions of Trebia Class A ordinary shares of $510,469, repayment of existing term loan of $172,488, and payment of debt financing costs related to the New Facility of $24,423, partially offset by proceeds from the new facility of $449,000 and the Cannae backstop of $246,484.

In the three months ended March 31, 2021 (Predecessor), cash used in financing activities of $6,603 resulted primarily from repayments of debt of $1,750 and payment of acquisition related contingent consideration of $5,000.

Off-Balance Sheet Arrangements

We do not have any relationships with entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements during the periods presented other than the indemnification agreements.

Contractual Obligations and Known Future Cash Requirements

Service Agreements

On June 18, 2021 the Company entered into an agreement with a service provider whereby the Company is contractually obligated to pay $6,900 and $8,000 in the first and second years of the contract, respectively. The contract commencement date was July 1, 2021. The Company has paid a total of $5,776 to this service provider as of March 31, 2022 (Successor), $616 during the period January 1, 2022 to January 26, 2022 (Predecessor) and $934 during the period January 27, 2022 to March 31, 2022 (Successor).

Executive Compensation

Ian Weingarten was hired as CEO of S1 Holdco on April 10, 2019. He was entitled to a cash-settled profit interests of 5% of the value of S1 Holdco, which was contingent upon (i) a participation threshold of $300 million

(which was subject to adjustment as set forth in the S1 Holdco operating agreement) and (ii) a four-year vesting term, or certain acceleration in connection with a qualifying change in control transaction.

In February 2021, Mr. Weingarten's employment with S1 Holdco was terminated and the parties entered into a separation agreement. In connection with the separation agreement, S1 Holdco agreed to payment of separation pay benefits consistent with the terms of Mr. Weingarten’s employment agreement, including the payment of the liability accrued for the cash-settled profits interest of 5% of S1 Holdco, which was deemed vested as to a 3.75% profits interest and forfeited as to the remaining 1.25% profits interest, in each case, above the applicable adjusted threshold amount (subject to further reduction to a 2.5% profits interest in the event that the Merger was not consummated). S1 Holdco recorded a liability for this arrangement of $11,132 as of December 31, 2021 (Predecessor). In January 2022, as part of the Merger, S1 Holdco settled the profits interest liability pursuant to the separation agreement with the Mr. Weingarten.

Contingencies

From time to time, System1 is subject to contingencies that arise in the ordinary course of business. System1 records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. System1 does not currently believe the resolution of any such contingencies will have a material adverse effect upon System1’s consolidated balance sheets, statements of comprehensive loss, or statements of cash flows.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, valuation of goodwill, acquired intangible assets and long-lived assets for impairment, inputs into the valuation of the Company’s share-based compensation awards, income taxes, variable and contingent consideration and determination of the fair value of the warrant liabilities. Significant estimates affecting the condensed consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the condensed consolidated financial statements. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain.

Business combinations

The results of a business acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided which may consist of cash, equity, or a combination of the two, in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition-date fair values. Any excess amount paid over the identifiable net assets is recorded as goodwill. The goodwill is non-deductible for tax purposes. The process for estimating the fair values of the acquired business involves the use of significant estimates and assumptions, including estimating average industry purchase price multiples, customer and service attrition rate and estimating future cash flows. The Company estimates the fair value based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the Company’s Condensed Consolidated Statements of Operations.

Transaction costs associated with business combinations are expensed as incurred and are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations. When purchase consideration includes contingent consideration, the Company records the fair value of the contingent consideration as of the date of acquisition, and subsequently remeasures the contingent consideration at fair value each reporting period through earnings.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and identifiable intangibles in a business combination. The Company accounts for goodwill in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, which requires the Company to test goodwill at the reporting unit level for impairment at least annually.

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, an impairment loss is recognized in an amount equal to the excess.

The determination of fair values requires us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from a market participant perspective, discount rates, industry data and management’s prior experience. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

The Company tests for goodwill impairment annually at December 31st. During the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), there were no triggering events identified, and therefore no impairment charges recorded on goodwill.

Share-based compensation

Compensation cost related to share-based payment transactions is measured based on the fair value of the units issued and recognized within “Salaries, commissions, and benefits” in the Company’s consolidated statement of operations. The Company has elected to treat share-based payment awards with graded vesting schedules and time-based service condition only as a single award and recognizes share-based compensation expense on a straight-line basis over the vesting period, which is generally four years. After the Merger, the Company’s fair value of common stock is derived from the market price of the Class A common stock which is traded on the NYSE. The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following:

•Fair Value of Common Stock: S1 Holdco’s equity was not publicly traded, therefore the fair value was determined by S1 Holdco’s board of directors, with input from management and contemporaneous valuation reports prepared by a third-party valuation specialist.

•Expected Term: The expected life of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. For non-employees, the expected life equals the contractual term of the option.

•Risk-free Interest Rate: The risk-free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options.

•Volatility: The volatility was based on the expected unit price volatility of the underlying units over the expected term of the option which is based upon historical share price data of an index of comparable publicly traded companies.

The Company recorded total share-based compensation expense of $27,698 from January 1, 2022 through January 26, 2022 (Predecessor), $27,167 from January 27, 2022 through March 31, 2022 (Successor), and $146 for the three months ended March 31, 2021 (Predecessor). Share-based compensation expense is included in the Salaries, commissions, and benefits expense in the Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Quantitative and Qualitative Disclosure about Market Risk

We have operations within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily inflation, interest rate, credit risk, and foreign currency exchange risk. Some of our third party contractors may be impacted by the events in Russia and Ukraine, which could have an adverse effect on our results of operations.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our New Facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the outstanding principal amounts, excluding loan origination fees, of $449,000 as of March 31, 2022 (Successor), a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in interest expense of approximately $4,500 annually.

Credit Risk

Financial instruments that potentially subject System1 to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable.

Cash is deposited with high-credit-quality financial institutions and, at times, such balances with any one financial institution may exceed the insurance limits of the prevailing regulatory body. Historically, the Company has not experienced any losses related to these balances and believes that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.
Accounts receivable are primarily derived from Advertising Partners located inside the United States. As of March 31, 2022 (Successor), two of the Company’s largest Advertising Partners, Google and Yahoo represented 73% and 9% of the Company’s accounts receivables balance. As of December 31, 2021 (Predecessor), these two Advertising Partners represented 72% and 10%, respectively, of the Company’s accounts receivables balance.

Foreign Currency Exchange Rate Risk

The Company’s reporting currency is the US dollar. The balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The statement of operations amounts have been translated using the average exchange rate for the month in which the activity related. Accumulated net translation adjustments and foreign currency transaction gains/losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency were not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, no material change had occurred in our market risks, compared with the disclosure in our Registration Statement on Form S-1/A, filed with the SEC on April 14, 2022, as amended (Reg. No. 333-262608).

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting, and these material weaknesses continued to exist as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses we identified were as follows:

• We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.

• We did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

• We did not design and maintain effective controls to timely analyze and record the financial statement effects from acquisitions. Specifically, we did not design and maintain effective controls over the (i) application of U.S. GAAP to such transactions, (ii) review of the inputs and assumptions used in the discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (iii) the tax impacts of acquisitions to the financial statements, and (iv) conforming of U.S. GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses.

• We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries, and (ii) maintaining appropriate segregation of duties. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the financial statements.

• We did not design and maintain effective controls over the completeness and accuracy of accrued liabilities.

These material weaknesses resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended and as of March 31, 2021 and 2020 and for three-month periods then ended, as of June 30, 2021 and 2020 and for the six-month periods then ended, as of September 30, 2021 and 2020 and for the nine-month periods then ended. Further, these material weaknesses resulted in material adjustments to share-based compensation expense, transaction expenses, and members’ capital accounts of the financial statements of S1 Holdco, LLC as of January 26, 2022 and for the period from January 1, 2022 through January 26, 2022, all of which were recorded prior to the issuance of the condensed consolidated financial statements. These material weaknesses also resulted in material adjustments to share-based compensation expense, goodwill, additional paid-in-capital accounts and immaterial adjustments to substantially all accounts of the financial statements of System1, Inc. as of March 31, 2022 and for the period from January 27, 2022 through March 31, 2022, all of which were recorded prior to the issuance of the condensed consolidated financial statements. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

• We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in a material misstatement to the financial statements; however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these IT deficiencies in the aggregate constitute a material weakness.

Trebia identified a material weakness in internal controls related to the accounting for complex financial instruments. This material weakness resulted in a material misstatement of the Trebia Warrant liabilities, change in the fair value of the Trebia Warrant liabilities, “Forward Purchase Agreement liabilities, change in the fair value of the Forward Purchase Agreement liabilities, classification of Redeemable Shares of Class A common stock issued in connection with Trebia’s initial public offering” additional paid-in-capital, accumulated deficit “Earnings Per Share,” and related financial disclosures as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020, as of September 30, 2020 and for three month period ended September 30, 2020 and for the period from February 11, 2020 (inception) through September 30, 2020, as of June 30, 2020 and for three month period ended June 30, 2020 and for the period from February 11, 2020 (inception) through June 30, 2020, as of March 31, 2021 and for three month period ended March 31, 2021. This material weakness also resulted in material adjustments to warrant liabilities of System1, Inc. as of March 31, 2022.

(c) Remediation plan for the previously identified material weaknesses

Our remediation plan consists primarily of the following:

• Hiring additional senior level accounting personnel to bolster our financial reporting and technical accounting capabilities.

• Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.

• Engaging a third party to assist in identifying risks of material misstatement and designing and implementing controls to address the identified risks of material misstatement.

• Designing and implementing controls related to accounting for acquisitions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, tax impacts, and ongoing recording of the financial statement results of the acquired businesses.

• Designing and implementing formal accounting policies, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/losses for intercompany transactions, and classification and presentation of accounts and disclosures.

• Designing and implementing controls over the completeness and accuracy of accrued liabilities.

• Designing and implementing controls related to accounting for complex financial instruments.

• Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of March 31, 2022.

(d) Changes in Internal Control over Financial Reporting.

We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as result of the adoption of Accounting Standard Codification (“ASC”) Leases (Topic 842) on January 1, 2022.

There have been no other changes in our internal control over financial reporting during the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through March 31, 2022 (Successor), as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 11 — Commitments and contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

As of March 31, 2022, no material changes had occurred in our risk factors, compared with the disclosure in our Registration Statement on Form S-1, originally filed with the SEC on April 1, 2022, as subsequently amended (Reg. No. 333-262608).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2022, in connection with the Company's acquisition of NextGen Shopping, Inc. (d/b/a "CouponFollow"), the Company issued 2,000,000 shares of its Class A common stock with a total fair value of $25,500 in a private placement, which shares were subsequently registered on our Registration Statement on Form S-1, originally filed with the SEC April 1, 2022, as subsequently amended (Reg. No. 333-262608).

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

 Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysem1 Inc.

Date: May 19, 2022	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: May 19, 2022	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer