Form 10-Q
period 2022-06-30
System1, Inc.
filed 2022-08-15
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 90,593,904 Class A common stock, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except for par values)

	Successor	Predecessor
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$37,442	$47,896
Restricted cash, current	5,757	—
Accounts receivable	93,397	90,203
Prepaid expenses and other current assets	9,671	7,689
Total current assets	146,267	145,788
Restricted cash, non-current	1,532	743
Property and equipment, net	4,330	830
Internal-use software development costs, net	11,647	11,213
Intangible assets, net	537,913	50,368
Goodwill	907,248	44,820
Operating lease right-of-use assets	7,533	—
Other non-current assets	779	3,149
Total assets	$1,617,249	$256,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	17,286	72,846
Accrued expenses and other current liabilities	97,752	31,284
Deferred revenue	68,368	1,971
Operating lease liabilities, current	2,065	—
Notes payable, current	14,888	170,453
Total current liabilities	200,359	276,554
Operating lease liabilities, non-current	7,073	—
Notes payable, non-current	406,026	—
Warrant liability	13,669	—
Deferred tax liability	137,354	7,789
Protected incentive plan liability	18,163	—
Other liabilities	7,482	969
Total liabilities	790,126	285,312
Commitments and contingencies (Note 11)
EQUITY / MEMBERS' DEFICIT
Class A Common stock - $0.0001 par value; 250,000 shares authorized, 90,587 Class A shares issued and outstanding as of June 30, 2022.	9	—
Class C Common stock - $0.0001 par value; 25,000 shares authorized, 22,077 Class C shares issued and outstanding as of June 30, 2022.	2	—
Additional paid-in capital	761,002	—
Accumulated deficit	(118,373)	—
Members' deficit	—	(28,829)
Accumulated other comprehensive income	179	428
Total equity/members' deficit	642,819	(28,401)
Non-controlling interest	184,304	—
Total equity/members' deficit	827,123	(28,401)
Total liabilities and equity/members' deficit	$1,617,249	$256,911
0
.
See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share and per unit data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Revenue	$219,797	$169,579	$385,905	$52,712	$317,140
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	152,558	126,167	272,689	41,760	236,952
Salaries, commissions, and benefits	45,555	17,698	89,014	35,175	32,893
Selling, general, and administrative	16,167	6,277	31,148	14,817	13,227
Depreciation and amortization	33,397	3,112	56,708	1,000	6,801
Total operating costs and expenses	247,677	153,254	449,559	92,752	289,873
Operating income (loss)	(27,880)	16,325	(63,654)	(40,040)	27,267
Other expense (income):
Interest expense	7,324	4,476	12,100	1,049	8,524
Change in fair value of warrant liabilities	(4,139)	—	9,622	—	—
Total other expense (income), net	3,185	4,476	21,722	1,049	8,524
Income (loss) before income tax	(31,065)	11,849	(85,376)	(41,089)	18,743
Income tax (benefit) provision	3,000	77	(13,252)	(629)	228
Net income (loss)	$(34,065)	$11,772	$(72,124)	$(40,460)	$18,515
Net loss attributable to non-controlling interest	(4,867)	—	(12,935)	—	—
Net income (loss) attributable to System1, Inc.	$(29,198)	$11,772	$(59,189)	$(40,460)	$18,515

Basic and diluted net loss per share	$(0.33)	n/a	$(0.68)	n/a	n/a
Weighted average number of shares outstanding - basic and diluted	89,701	n/a	87,351	n/a	n/a
Basic and diluted net income (loss) per unit	n/a	$0.57	n/a	$(1.97)	$0.90
Weighted average units outstanding - basic and diluted	n/a	20,488	n/a	20,488	20,488

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Net income (loss)	$(34,065)	$11,772	$(72,124)	$(40,460)	$18,515
Other comprehensive income (loss)
Foreign currency translation income	262	24	228	87	465
Comprehensive income (loss)	(33,803)	11,796	(71,896)	(40,373)	18,980
Comprehensive loss attributable to non-controlling interest	(4,812)	—	(12,886)	—	—
Comprehensive income (loss) attributable to System1, Inc.	(28,991)	11,796	(59,010)	(40,373)	18,980

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Successor:
For the period from January 27, 2022 to June 30, 2022
BALANCE—January 26, 2022	52,680	$5	—	$—	—	$—	$525,579	$(59,184)	$—	$—	$466,400
Effect of Merger transaction	29,017	3	22,077	2	2,900	—	157,046	—	—	198,691	355,742
BALANCE—January 27, 2022	81,697	8	22,077	2	2,900	—	682,625	(59,184)	—	198,691	822,142
Net loss	—	—	—	—	—	—	—	(29,991)	—	(8,068)	(38,059)
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(6,752)	—	—	—	(6,752)
Other comprehensive income	—	—	—	—	—	—	—	—	(28)	(6)	(34)
Share-based compensation	—	—	—	—	—	—	27,167	—	—	—	27,167
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$728,540	$(89,175)	$(28)	$190,370	$829,718
Net loss	—	—	—	—	—	—	—	(29,198)	—	(4,867)	(34,065)
Exercise of warrants	3,969	—	—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock	21	—	—	—	—	—	—	—	—	—	—
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	585	—	—	—	585
Other comprehensive income	—	—	—	—	—	—	—	—	207	55	262
Share-based compensation	—	—	—	—	—	—	3,888	—	—	—	3,888
Distribution to members	—	—	—	—	—	—	—	—	—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9	22,077	$2	—	$—	$761,002	$(118,373)	$179	$184,304	$827,123

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Member's Deficit (Unaudited)
(In thousands)

	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2022 to January 26, 2022
BALANCE—January 1, 2022	$(28,829)	$428	$(28,401)
Net loss	(40,460)	—	(40,460)
Accumulated other comprehensive income	—	87	87
Share-based compensation expense	27,698	—	27,698
BALANCE—January 26, 2022	$(41,591)	$515	$(41,076)

	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2021 to June 30, 2021
BALANCE—January 1, 2021	$(47,886)	$(343)	$(48,229)
Net income	6,743	—	6,743
Accumulated other comprehensive income	—	441	441
Share-based compensation expense	146	—	146
Contribution from OpenMail	147	—	147
BALANCE—March 31, 2021	$(40,850)	$98	$(40,752)
Net income	11,772	—	11,772
Accumulated other comprehensive income	—	24	24
Share-based compensation expense	120	—	120
Distribution to Court Square Capital Partners	(1,814)	—	(1,814)
Contribution from OpenMail	3	—	3
Distribution to OpenMail	(877)	—	(877)
BALANCE—June 30, 2021	$(31,646)	$122	$(31,524)

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Member's Deficit (Unaudited)
(In thousands)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$(72,124)	$(40,460)	$18,515
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	56,708	1,000	6,801
Share-based compensation	49,219	27,698	224
Amortization of debt issuance costs	2,226	—	1,131
Noncash lease expense	(90)	115	—
Change in fair value of contingent consideration and CEO equity profit interest	(72)	(9)	4,331
Change in fair value of warrants	9,622	—	—
Deferred tax benefits	(20,893)	(816)	(603)
Changes in operating assets and liabilities
Accounts receivable	(7,890)	11,118	(8,306)
Prepaids and other assets	(978)	905	(1,864)
Accounts payable	6,535	(67,600)	8,568
Accrued expenses and other liabilities	(5,466)	57,170	(1,978)
Deferred revenue	7,211	311	494
Other long-term liabilities	(30,217)	78	—
Net cash provided by (used for) operating activities	(6,209)	(10,490)	27,313
Cash flows from Investing Activities:
Purchases of property and equipment	(2,285)	—	—
Capitalized software development costs	(2,901)	(441)	(3,233)
Acquisition of businesses, net of cash acquired	(445,893)	—	—
Net cash used for investing activities	(451,079)	(441)	(3,233)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	449,000	—	—
Repayment of term loan	(177,488)	—	(8,136)
Member capital contributions	—	—	150
Payments for financing costs	(24,845)	—	—
Payments for earnouts	(1,715)	—	—
Redemptions of class A common stock	(510,469)	—	—
Proceeds from warrant exercises	5,029	—	—
Cash received from the Backstop	246,484	—	—
Payments on contingent consideration from purchase of companies	—	—	(6,715)
Related party loan	—	—	(1,500)
Distributions to members	(1,501)	—	(2,691)
Net cash used for financing activities	(15,505)	—	(18,892)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(29)	(132)	366
Net increase (decrease) in cash, cash equivalents and restricted cash	(472,822)	(11,063)	5,554
Cash and cash equivalents and restricted cash, beginning of the period	517,553	48,639	29,013
Cash and cash equivalents and restricted cash, end of the period	$44,731	$37,576	$34,567
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$37,442	$36,833	$34,567
Restricted cash	7,289	743	—
Total cash, cash equivalents and restricted cash	$44,731	$37,576	$34,567

Supplemental non-cash activity:
ROU assets obtained in exchange for operating lease liabilities	$2,064	7,987	$—

See notes to unaudited condensed consolidated financial statements.

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

The Company provides its omnichannel customer acquisition platform services through its proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire users on its behalf, RAMP allows the Company to monetize such users through its relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP also allows third party advertising platforms and publishers (“Network Partners”), to send user traffic to, and monetize user traffic on, the Company’s owned and operated websites. RAMP operates across the Company’s network of owned and operated websites and related products, allowing it to monetize user traffic that it sources from various acquisition marketing channels, including Google, Facebook, Taboola, Snapchat and TikTok.

The Company, through Protected.net, also provides antivirus software solutions, offering its customers a single packaged solution that provides protection and reporting to the end user. The Company delivers its antivirus software solutions directly to end-user customers across the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs.

The Company’s primary operations are in the United States; and the Company also has operations in Canada, the United Kingdom, and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among these risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls, and exposure to currency exchange fluctuations. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

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

Revenue attributable to the United States of the total revenue were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
United States	76%	96%	78%	98%	97%

Long-lived assets attributable to the United States and Canada represent 77% and 16% of total long-lived assets as of June 30, 2022 (Successor), respectively, and 99% and 1% of total long-lived assets as of December 31, 2021 (Predecessor), respectively.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

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

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. S1 Holdco was deemed to be the predecessor entity based on an analysis. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger and (ii) the combined results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial statements include a Predecessor period, which includes the period through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022 through June 30, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of System1, Inc. and its subsidiaries for the Successor period, and S1 Holdco for the Predecessor periods. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements. The condensed consolidated financial statements have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements of S1 Holdco and related notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 19, 2022 (the “Prospectus”), but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Statements of Operations for the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through June 30, 2022 (Successor) are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

ASC 842 Adoption

On January 1, 2022, the Company adopted ASC 842, Leases, under the modified transition approach. This lease accounting standard provides several optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. Accordingly, for those leases that qualify, the Company did not recognize a right-of-use asset or lease liability, and this includes not recognizing

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases. The adoption of the lease standard did not have any effect on its previously reported Condensed Consolidated Statements of Operations and did not result in a cumulative catch-up adjustment to opening equity. The Company recorded $6,786 of Right-of-Use (“ROU”) assets, $7,987 of lease liabilities and reclassified $1,201 of deferred rent liabilities as a reduction to the beginning ROU assets upon implementation of ASC 842.

Capital Resources, Liquidity, and Concentrations

To date, the Company’s available liquidity and operations have been financed through the initial public offering of Trebia, the Backstop Agreement, credit facilities, and cash flows from operations. The Company is subject to certain business risks, including dependence on key employees, dependence on key contracts, competition from alternative technologies, and dependence on growth to achieve its business and operational objectives.

The Company’s revenue is dependent on two key Advertising Partners, which are Google and Microsoft.

The following table illustrates the level of concentration as a percentage of total revenues:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Google	69%	84%	71%	88%	83%
Microsoft	3%	5%	3%	4%	5%

The Company has (i) two paid search advertising partnership contracts with Google, and (ii) one paid search advertising partnership contract with Microsoft. One of the Google contracts was renewed with an effective date of March 1, 2021, and has a two-year term through February 28, 2023. The other Google contract was renewed with an effective date of August 1, 2021, and has a two-year term through July 31, 2023. The Company recently renewed its advertising contract with Microsoft with an effective date of July 1, 2022, and has a three-year term through June 30, 2025. All three agreements may be terminated by the respective Advertising Partner immediately or with minimal notice under certain circumstances.

Impact of COVID-19

The worldwide spread of COVID-19 has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting sales channels and advertising and marketing activities for an unknown period of time until the virus is contained or economic activity normalizes. The Company's revenue growth and results of operations have been resilient despite the headwinds created by the COVID-19 pandemic. The extent to which ongoing and future developments related to the global impact of the COVID-19 pandemic, including related vaccination measures and inoculation rates designed to curb its spread, continue to impact its business, financial condition, results of operations and cash flows, cannot be predicted with certainty. Many of these ongoing and future developments and uncertainties are beyond the Company's control, including the speed of contagion or the spread of new variants, the development, distribution and implementation of effective preventative or treatment measures, including vaccines (and vaccination rates), the scope of governmental and other restrictions on travel, discretionary services and other activity, and the public reactions and receptiveness to these developments.

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

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to: (1) valuation of goodwill, acquired intangible assets and long-lived assets for impairment, (2) valuation and recognition of the Company's share-based compensation awards, (3) income taxes, (4) variable and contingent consideration and (5) determination of the fair value of the warrant liabilities. Significant estimates affecting the condensed consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the condensed consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as bank deposits.

Accounts Receivable

Accounts receivable primarily represent amounts due from Advertising Partners, and these accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest. The Company does not require collateral for its accounts receivable. The Company considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer and current economic industry trends. These accounts receivables have historically been paid on a timely basis. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection and therefore no allowance for doubtful accounts was required as of June 30, 2022 (Successor) and December 31, 2021 (Predecessor). The payment terms for the Company's accounts receivable are typically 30 days.

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
Accounts receivable are primarily derived from Advertising Partners located within the United States. As of June 30, 2022 (Successor), two of the Company’s largest Advertising Partners, Google and Yahoo, represented 67% and 11%, respectively, of the Company’s accounts receivables balance. As of December 31, 2021 (Predecessor), these two Advertising Partners represented 72% and 10%, respectively, of the Company’s accounts receivable balances.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)

Warrant Liability

The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”; which are discussed in further detail in Note 13 and Note 14) in accordance with ASC 815-40 under which the Warrants do not meet the criteria for equity classification, and therefore must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants has been estimated using the fair value of the Public Warrants.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, which provides a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.

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

Financial instruments consist of cash equivalents, restricted cash, accounts receivable, other assets accounted for at fair value, accounts payable, accrued liabilities, and warrant liabilities. Cash equivalents and restricted cash are stated at fair value on a recurring basis. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The carrying amount of the Company’s outstanding debt approximates the fair value, as the debt bears interest at a rate that approximates the prevailing market rate. The Company classifies the fair value of debt within Level 2 in the fair value hierarchy.

The Company does not have any assets, with the exception of cash, cash equivalents and restricted cash, that are required to be carried at fair value on a recurring basis at June 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The Company’s liabilities measured at fair value relate to the former CEO of S1 Holdco's equity profits interest liability (Level 3), contingent consideration (Level 3), Public Warrant liabilities (Level 1) and Private Placement Warrant liabilities (Level 2). In January 2022, as part of the Merger, S1 Holdco settled the equity profits interest liability with S1 Holdco's former CEO.

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

Restricted cash

The Company had restricted cash of $7,289 and $743 as of June 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The amount of restricted cash as of December 31, 2021 (Predecessor) relates to cash held as collateral at the Company’s financial institution to secure the Company’s letter of credit issued in favor of its landlord under the lease for its corporate office in Marina del Rey, California. The Company’s restricted cash as of June 30, 2022 (Successor) primarily consists of (i) cash held as collateral at the Company’s financial institution to secure the Company’s letter of credit issued in favor of its landlord under the lease for its Marina del Rey, California facility, (ii) merchant reserve balances with its credit card processors held due to arrangements under which the Company's credit card processors withhold certain credit card funds to cover potential charge backs initiated by the Company’s customers, (iii) the escrow account balance related to the portion of unvested equity awards as of the closing of the Merger that will be cash settled and will be released to the Company's employees as the service requirement is completed and (iv) the escrow account balance related to post-close adjustments and indemnifications from the RoadWarrior acquisition.

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

The estimated useful lives of the Company’s property and equipment for purposes of computing depreciation are as follows:

(Years)
Computer equipment	3
Office equipment	3
Software	4
Furniture, fixtures and equipment	3	-	7
Motor vehicles	4
Leasehold improvements	Shorter of the remaining lease term or estimated useful life for leasehold improvements.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Internal-use software development activities generally consist of three stages: (i) the planning stage, (ii) the application and infrastructure development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, including costs associated with the post configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed for internal use when the preliminary project stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and the software will perform as intended. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete, and the software and technologies are ready for deployment for their intended purpose(s). Internal-use software development costs are amortized using a straight-line method over an estimated useful life of three (3) years, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. The Company does not transfer ownership of its software or lease its software to third parties.

Intangible Assets

Intangible assets primarily consist of acquired technology, customer relationships and trade names/trademarks. The Company determines the appropriate useful life based on management’s estimate of the applicable intangible asset’s remaining economic useful life at the time of acquisition. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. Certain customer relationship intangibles are amortized on an accelerated basis based upon the expected timing of economic benefits which are, derived from an analysis of customer attrition rates over the expected life. The fair value of the intangible assets acquired are determined using either the income, market or replacement cost methodologies.

The estimated useful lives of the Company’s intangible assets are as follows:

	Useful Life
	(Years)
Developed technology	4
Customer relationships	3	-	5
Trademarks and trade names	10
Other intangibles	4

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate that their carrying value may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used; significant adverse changes in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining useful lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment has occurred. For the periods presented in this quarterly report, Management has determined there to be no impairment of long-lived assets.

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

The Company tests for goodwill impairment annually at December 31st. For the periods presented in this quarterly report, there were no triggering events identified, and therefore no impairment charges recorded on goodwill during the interim periods were required.

Leases

On January 1, 2022, the Company adopted ASC 842, Leases, and recognized right-of-use assets and lease liabilities in its Condensed Consolidated Balance Sheet.

A contract is or contains a lease when, (1) the contract contains an explicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. The Company assesses whether an arrangement is or contains a lease at commencement of the contract. For all leases, other than those that

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
qualify for the short-term recognition exemption, the Company recognizes as of the lease commencement date, on the balance sheet a liability for its obligation related to the lease and a corresponding asset representing the Company’s right to use the underlying asset over the period of use.

The Company’s leases are operating leases and operating lease right-of-use (“ROU”) asset and lease liabilities are recorded in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2022 (Successor). An ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represents the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized on the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments include taxes, insurance, utilities and maintenance costs.

As most of the Company’s leases do not provide an implicit interest rate, the incremental borrowing rate based on the information available on the commencement date of the lease is used to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and lease incentives. The lease terms may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option at the time the lease is commenced. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements with lease and non-lease components are accounted for as a single lease component.

See Note 7 for additional details.

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

Subscription Revenue

In connection with the Merger of Protected discussed in Note 3, the Company is also engaged in selling security software as a service subscription to customers. The subscription business provides real-time antivirus protection, a safe-browsing feature, ad-blocking, identity-theft protection, blocking of malicious websites and data breach monitoring. Subscription revenue is primarily derived from the (i) delivery of the antivirus software and (ii) delivery of the additional add-on service(s), which all are provided on a fixed-price basis. The performance obligations related to subscription, maintenance and support are satisfied over the length of the relevant customer contract and the associated subscription revenue is recognized over the contract term on a ratable basis, which is consistent with transfer of control. The Company’s services rendered to customers are generally paid for in advance with cash receipts recorded as deferred revenue and revenue recognized over time, generally the annual subscription period.
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

Cost of Revenues

Cost of revenues primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to the Company’s websites and services, as well as content, publishing, domain name registration costs, licensing costs to provide mapping services to Mapquest.com, and costs related to the utilization of antivirus engine licensing related to APIs for the antivirus product. The Company does not pay any up-front payments. Incentive payments or bonuses and such costs are expensed as incurred.

Salaries, Commissions, and Benefits
Salaries, commissions and benefits expenses include salaries, bonuses, stock-based compensation, non-capitalized personnel costs incurred in the capitalized internal use software development, and employee benefits costs.

Share-Based Compensation

Compensation cost related to share-based payments is measured based on the fair value of the units issued and recognized within “Salaries, commissions, and benefits” in the Company’s Condensed Consolidated Statement of Operations. The Company has elected to treat share-based payment awards with time-based service condition(s) only as a single award and recognizes share-based compensation expense on a straight-line basis over the vesting period, which is generally four years. The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following:

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

After the Merger, the Company’s fair value of its restricted stock units was derived from the market price of its Class A common stock, which is traded on the NYSE. The Company recognizes compensation on a straight-line basis over the requisite service period for each award and recognizes forfeitures as they occur.

In connection with the Merger and acquisition of Protected described in Note 3, the Company effected an incentive plan for eligible recipients which is payable in a fixed value of fully-vested shares of the Company’s Class A Common Stock upon the satisfaction of certain performance and service conditions. The Company recognizes compensation cost for these liability awards with performance and service conditions if and when it is deemed probable that the performance condition will be achieved. The probability of vesting is evaluated at each reporting period taking into consideration actual results to-date and forecasts and compensation cost adjusted to reflect the completed portion of the service period. Refer to Note 18 for additional information.

Selling, General, and Administrative

Selling, general, and administrative expenses consist of fees for professional services, occupancy costs, travel and entertainment. These costs are expensed as incurred.

Depreciation and Amortization

Depreciation and amortization expenses are primarily attributable to the Company’s capital investments and consist of fixed asset depreciation and amortization of intangible assets with finite lives.

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

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If the Company determines that it would not be able to realize its DTAs in the future in excess of their net recorded amount, it would make an adjustment to the DTA valuation allowance, which would increase the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes both accrued interest and penalties, when appropriate, in the provision for income taxes in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the periods presented in this quarterly report, the Company had not incurred any related interest and penalties.

Non-Controlling Interest

The Company reports a non-controlling interest representing the economic interest in S1 Holdco held by certain individuals and entities other than the Company. The non-controlling interest is comprised of certain selling equity holders of S1 Holdco that retained an economic interest in S1 Holdco through their ownership of Class B units in S1 Holdco, along with the same number of corresponding shares of Class C common stock in the Company. The non-controlling interest holders may, from time to time, require the Company to redeem all or a portion of their economic interest via a redemption of their Class B units in S1 Holdco together with surrendering their corresponding shares of Class C common stock in the Company in exchange for shares of Class A common stock on a one-for-one basis. As future redemptions occur, this will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

The following tables summarizes the ownership interest in S1 Holdco as of June 30, 2022 (Successor).

	Units (in thousands)	Ownership %
Class A units of S1 Holdco	83,203	79.0%
Class B units of S1 Holdco	22,077	21.0%

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, including subsequent amendments, Measurement of Credit Losses on Financial Instruments (Topic 326), which modifies the accounting methodology for most financial instruments. The guidance requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This guidance is effective for the Company for annual periods beginning after December 15, 2022, and early adoption is permitted. The Company does not expect the adoption of this update to have a material effect on its condensed consolidated financial statements.

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

The aggregate cash consideration under the Business Combination Agreement (“Closing Cash Consideration”) was $442,168.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The aggregate equity consideration paid under the Business Combination Agreement and/or retained S1 Holdco Class B Units was $619,738, consisting of (a) the aggregate equity consideration payable under the Business Combination Agreement, consisting of shares of Class A common stock (valued at $10.00 per share) and Replacement Awards, and (b) the aggregate Class B Units in S1 Holdco retained by S1 Holdco equity holders at the Closing. The issued 22,077 thousand Class B units in S1 Holdoco and the same number of corresponding Class C common stock in the Company had an estimated value of $220,770 which was determined using the transaction closing price of $10.00 per share per the Business Combination Agreement. As the units were subject to a lock-up period, the value was discounted by 10% for lack of marketability and the fair value of $198,691 was recorded as non-controlling interest in the accompanying Condensed Consolidated Balance Sheet and presented as non-controlling interests in the accompanying Condensed Consolidated Statements of Changes in Stockholders' Equity.

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”) entered into a backstop agreement (the “Backstop Agreement”) whereby Cannae agreed, subject to the other terms and conditions, to subscribe for System1 Class A common stock in order to fund a certain amount of redemptions by shareholders of System1 to be redeemed at the closing of the Merger. As a result of shareholder redemptions, System1 shareholders provided $7,031 of the cash used to fund the Closing Cash Consideration, and Cannae provided $246,484 of the cash used to fund the Closing Cash Consideration pursuant to its obligations under the Backstop Agreement.

Concurrently with the consummation of the Merger, System1 entered into a tax receivable agreement with the minority holders of S1 Holdco, (the “Tax Receivable Agreement” or “TRA”), pursuant to which, among other things, the parties to the Tax Receivable Agreement have agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income tax that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B Units in S1 Holdco (together with the corresponding shares of the Company’s shares of Class C common stock) in exchange for shares of the Company’s Class A common stock. As of the closing date, the fair value of obligations under the TRA were determined to be zero as any tax savings are uncertain. The TRA is contingent consideration and subsequent to changes in fair value of the contingent liability will be recognized in earnings.

In connection with the Merger, the Company also effected an incentive plan for Protected business. Refer to Note 18 for additional information.

The Company adopted ASU No. 2021-08 on January 1, 2022 and accordingly, has recorded contract assets and contract liabilities acquired as part of the Merger based on what the Company would have recorded under ASC 606 as of the acquisition date, as if the Company had entered into the original contract at the same date and on the same terms as S1 Holdco and Protected.

The Merger has been accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The purchase price is preliminary and may be subject to additional adjustments. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The purchase consideration was allocated to the following assets and liabilities.

Amount
Tangible assets acquired and liabilities assumed:
Cash and marketable securities	$68,748
Accounts receivable	79,086
Prepaid expenses	10,804
Property, plant & equipment, net	1,551
Internal-use software development costs, net	11,316
Other assets	6,946
Accounts payable	(9,798)
Deferred revenue	(60,768)
Accrued expenses and other current liabilities	(99,726)
Notes payable	(172,038)
VAT tax liability	(12,280)
Deferred tax liabilities	(145,274)
Other liabilities	(8,474)
Total tangible assets acquired and liabilities assumed	(329,907)
Intangible assets	555,500
Goodwill	836,313
Net assets acquired	$1,061,906

Consideration:
Cash	$442,168
Equity	619,738
Total consideration	$1,061,906
The intangible assets as of the closing date of the acquisition included:

	Amount	Weighted Average Useful Life (in Years)
Trademarks	$243,200	10
Customer relationships	115,300	4
Technology	197,000	4
Total	$555,500

Trademarks – Identified trademarks relate to the estimated fair value of future cash flows related to any trademarks acquired. The Company valued trademarks using the relief-from-royalty method under the income approach. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the trademark and a discount rate.

Customer relationships – The value of customer relationships represent the fair value of future projected revenues that will be derived from the sale to customers acquired. The Company valued customer relationships using an excess-earnings method utilizing distributor inputs. Key assumptions include customer attrition rate, revenue growth rate, existing customer revenue, deferred revenue, and a discount rate.

Technology – Technology represents existing technology acquired and incorporated into the Company’s existing infrastructure. The Company valued technology using the excess-earnings method utilizing company-specific inputs. Key assumptions include forecasted revenue and a discount rate.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The goodwill balance is primarily attributable to the expected revenue opportunities with the Company's applications and services offerings, assets acquired and acquired workforce. Goodwill is not deductible for tax purposes.

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if the Merger occurred as of January 1, 2021. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the Merger and acquisitions of RoadWarrior, CouponFollow and Answers occurred January 1, 2021. The pro forma results did not include any anticipated cost synergies or other effects of the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Pro forma revenue	$219,913	$219,031	$456,010	$412,232
Pro forma net (loss)	$(30,144)	$(30,754)	$(63,023)	$(118,696)

4.ACQUISITIONS

Answers Holdings, Inc.

On May 4, 2022, the Company acquired the assets of Answers Holdings, Inc. and its subsidiaries, collectively ("Answers") for total cash consideration of $4,632. The acquisition of Answers constitutes a business combination under ASC 805.

The acquisition expands the Company's portfolio of Owned & Operated publishing sites and search destinations to include a destination for higher education and lifelong learning content. The results of Answers' operations since the date of the acquisition have been included in the Company's condensed consolidated financial statements from May 4, 2022 to June 30, 2022 (Successor). The total revenue and net income were immaterial for the period January 27, 2022 to June 30, 2022 (Successor). The operating results of Answers are reported within the Owned and Operated segment prospectively from the date of acquisition.

The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The purchase price is preliminary and may be subject to additional adjustments, including working capital adjustments. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The purchase consideration was allocated to the following assets and liabilities:

Amount
Tangible assets acquired and liabilities assumed:
Working capital	$32
Total tangible assets acquired and liabilities assumed	32
Trademark - 10 years weighted average useful life	1,100
Goodwill	3,500
Net assets acquired	$4,632

Consideration:
Cash	$4,632
Total consideration	$4,632

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations. The goodwill is deductible for tax purposes over 15 years.

Trademarks – Identified trademarks relate to the estimated fair value of future cash flows related to any trademarks acquired. The Company valued trademarks using the relief-from-royalty method under the income approach. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the trademark and a discount rate.

RoadWarrior, LLC

On February 9, 2022, the Company acquired the assets of RoadWarrior, LLC (“RoadWarrior”) for $19,494 in cash and $681 in contingent consideration, subject to achieving certain operating metrics. The acquisition of RoadWarrior constitutes a business combination under ASC 805.

The acquisition expands the Company’s Mapquest.com website technology, and provides additional functionality for customers centered around route planning for delivery drivers and teams. The results of RoadWarrior’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements from February 9, 2022 to June 30, 2022 (Successor). The amounts of revenue and net income for the period from February 9, 2022 to June 30, 2022 (Successor) were $2,237 and $1,692, respectively, and the amounts of revenue and net income for the three months ended June 30, 2022 were $1,288 and $908, respectively The operating results of RoadWarrior are reported within the Owned and Operated segment prospectively from the date of acquisition.

The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The purchase price is preliminary and may be subject to additional adjustments, including working capital adjustments. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The purchase consideration was allocated to the following assets and liabilities:

Amount
Tangible assets acquired and liabilities assumed:
Working capital	$154
Total tangible assets acquired and liabilities assumed	154
Intangible assets	4,500
Goodwill	15,521
Net assets acquired	$20,175

Consideration:
Cash	$19,494
Contingent consideration	681
Total consideration	$20,175

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is deductible for tax purposes over 15 years. The Company has incurred $286 in transaction costs related to the acquisition in the period from January 27, 2022 through June 30, 2022 (Successor).

Following are the details of the purchase price allocated to the intangible assets for the RoadWarrior acquisition:

	Amount	Weighted Average Useful Life (in Years)
Trademark	$2,200	10
Software	1,000	4
Customer relationships	1,300	3
Total	$4,500

Trademarks – Identified trademarks relate to the estimated fair value of future cash flows related to any trademarks acquired. The Company valued trademarks using the relief-from-royalty method under the income approach. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the trademark and a discount rate.

Software – Software technology represents existing technology acquired and incorporated into the Company’s existing infrastructure. The Company valued software using the relief from royalty method. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the software and a discount rate.

Customer relationships – The value of customer relationships represent the fair value of future projected revenues that will be derived from the sale to customers acquired. The Company valued customer relationships using an excess-earnings method. Key assumptions include customer attrition rate, revenue growth rate, and a discount rate.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
NextGen Shopping, Inc.

On March 4, 2022, the Company acquired NextGen Shopping, Inc. (d/b/a “CouponFollow”) for total cash consideration of $75,087, of which $19,627 was deferred, $5,600 was held-back, and the issuance of 2,000,000 shares of Class A common stock at a total fair value of $25,500. The cash payment included the transaction costs of $3,129 that the Company paid on behalf of CouponFollow in connection with the closing of the transaction. In addition to the upfront purchase price, an additional $10,000 in the form of future payments which are subject to continued services from certain individuals of CouponFollow, and up to $25,000 is payable contingent upon achieving certain financial thresholds and the continued employment of certain key individuals of CouponFollow. The acquisition of CouponFollow constitutes a business combination under ASC 805.

The acquisition leverages CouponFollow’s reputation, software and large organic traffic to vertically integrate with the Company’s RAMP platform and generate paid traffic for shopping-related products. The results of CouponFollow’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements from March 4, 2022 to June 30, 2022 (Successor). The amounts of total revenue and net income for the period from March 4, 2022 to June 30, 2022 (Successor) were $7,316 and $1,860, respectively, and the amounts of revenue and net income for the three months ended June 30, 2022 (Successor) were $5,396 and $1,302, respectively. The operating results of CouponFollow are reported within the Owned and Operated segment prospectively from the date of acquisition.

The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The purchase price is preliminary and may be subject to additional adjustments, including working capital adjustments. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date.

The purchase consideration was allocated to the following assets and liabilities:

Amount
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$21,232
Accounts receivable	5,860
Other current assets	446
Accounts payable	(116)
Accrued expenses and other current liabilities	(955)
Deferred tax liabilities	(8,094)
Total tangible assets acquired and liabilities assumed	18,373
Intangible assets	30,300
Goodwill	51,914
Net assets acquired	$100,587

Consideration:
Cash	$75,087
Equity	25,500
Total consideration	$100,587

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is deductible for tax purposes over 15 years. The Company has incurred $73 in transaction costs related to the acquisition in the period from January 27, 2022 through June 30, 2022 (Successor). There were no transaction costs related to the acquisition in the period from January 1, 2022 through January 26, 2022 (Predecessor).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Following are the details of the purchase price allocated to the intangible assets for the CouponFollow acquisition:

	Amount	Weighted Average Useful Life (in Years)
Trademark	$26,400	10
Software	3,900	4
Total	$30,300

Trademarks – Identified trademarks relate to the estimated fair value of future cash flows related to any trademarks acquired. The Company valued trademarks using the relief-from-royalty method under the income approach. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the trademark and a discount rate.

Software – Software technology represents existing technology acquired that will be incorporated into the Company’s existing infrastructure. The Company valued software using the relief from royalty method. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the software and a discount rate.

5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2022 (Successor) and December 31, 2021 (Predecessor), consisted of the following:

	Successor	Predecessor
	June 30, 2022	December 31, 2021
Computer equipment	$604	$415
Motor vehicles	234	—
Furniture and equipment	918	475
Leasehold improvements	2,833	976
Property and equipment—gross	4,589	1,866
Less accumulated depreciation	(259)	(1,036)
Property and equipment—net	$4,330	$830

Total depreciation expense on property and equipment were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Depreciation expense	$149	$89	$268	$16	$170

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
6.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2021 (Predecessor), resulted from the acquisitions of Concourse Media, Mapquest, and Waterfox in 2019 and the prior acquisitions of InfoSpace in 2016 and Qool Media, Inc. in 2017. There was no Goodwill activity for the period January 1, 2021 through January 26, 2022 (Predecessor). Goodwill by reportable segments as of December 31, 2021 were as follows:

	Owned and Operated	Partner Network	Total

Goodwill at December 31, 2021 (Predecessor)	$24,403	$20,417	$44,820

Goodwill as of June 30, 2022 (Successor), resulted from the acquisitions of S1 Holdco, Protected, CouponFollow, RoadWarrior and Answers in 2022. The goodwill additions and balances since the Merger, by segment, were as follows:

	Owned and Operated	Partner Network	Subscription	Total

Goodwill additions and balances at June 30, 2022 (Successor)	$601,302	$37,368	$268,578	$907,248

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Internal-use software development costs and intangible assets

Internal-use software development costs and intangible assets consisted of the following:

	June 30, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$13,499	$(1,852)	$11,647
Intangibles:
Developed technology	$198,000	$(21,021)	$176,979
Trademarks and trade names	272,953	(11,290)	261,663
Software	3,900	(319)	3,581
Customer relationships	116,600	(20,910)	95,690
Total intangible costs	$591,453	$(53,540)	$537,913

	December 31, 2021 (Predecessor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$21,274	$(10,061)	$11,213
Intangibles:
Developed technology	$8,398	$(7,242)	$1,156
Trademarks and trade names	69,007	(21,375)	47,632
Professional service agreement	3,100	(2,359)	741
Customer relationships	1,500	(661)	839
Total intangible costs	$82,005	$(31,637)	$50,368

The internal-use software development costs include capitalized costs not ready for its internal use of $4,147 and $2,540 as of June 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Amortization expense for internal-use software development	$1,366	$921	$2,900	$355	$2,245
Amortization expense for intangible assets	$31,882	$2,102	$53,540	$629	$4,386

No impairment of internal-use software development cost or intangible assets was identified for any of the periods presented.

The weighted average amortization period for all intangible assets is 7 years.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
As of June 30, 2022 (Successor), the expected amortization expense associated with the Company’s intangible assets and internal-use software development costs for each of the next five years, is as follows:

Amortization Expense
Remainder of 2022	$67,631
2023	109,266
2024	102,752
2025	90,253
2026	40,384
Thereafter	139,274
Total amortization expense	$549,560

7.LEASES

The Company leases office facilities under noncancelable operating lease agreements. During the period from January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 through June 30, 2022 (Successor), the Company had leases for office facilities in Marina del Rey, California; Bellevue, Washington; and Guelph, Canada.

In March 2021, the Company entered into an agreement for a sublease of office space facility in Marina Del Rey, California. The initial term of the sublease is in effect until November of 2025 with no renewal periods.

The components of lease expense were as follows:

	Successor	Successor	Predecessor
	Three Months Ended June 30, 2022	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Operating lease cost	$585	$982	$142

Variable lease costs for operating leases were immaterial for the periods presented above. Operating lease costs were included in Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Supplemental information related to leases was as follows:

Successor
As of June 30, 2022
Weighted average remaining lease terms (in years):
Operating leases	7.2

Weighted average discount rate	5.3%

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows as of June 30, 2022 (Successor):

Successor
As of June 30, 2022
Operating leases:
Remainder of 2022	$1,240
2023	2,525
2024	2,597
2025	2,252
2026	285
Thereafter	1,588
Total lease payments	$10,487
Less: Imputed interest	(1,349)
Present value of operating lease liabilities	$9,138

Rent expense was $571 and $1,062 for the three and six months ended June 30, 2021 (Predecessor), respectively, which was included in Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2021 (Predecessor), the expected future operating lease obligation are as follows:

Predecessor
As of December 31, 2021
Year ending
2022	$1,957
2023	$1,950
2024	$1,950
2025	$1,663

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Successor	Predecessor
	June 30, 2022	December 31, 2021
Former CEO profit interest	$—	$11,132
Payable to employees	10,104	10,091
Accrued legal service fees	—	6,242
Accrued marketing expenses	47,649	144
Holdback liability	1,221	—
Contingent consideration	359	1,682
VAT tax liability	9,970	—
Accrued tax liability	7,235	361
Deferred rent	—	233
Other liabilities	21,214	1,399
Accrued expenses and other current liabilities	$97,752	$31,284

9.DEFERRED REVENUE

Deferred revenue activities for the period January 1, 2021 through December 31, 2021 (Predecessor), January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 (Predecessor) through June 30, 2022 (Successor) are as follows:

Deferred Revenue
Deferred revenue as of January 1, 2021 (Predecessor)	$1,889
Additional amounts deferred	5,116
Deferred revenue recognized	(5,034)
Deferred revenue as of December 31, 2021 (Predecessor)	$1,971

Deferred Revenue
Deferred revenue as of January 1, 2022 (Predecessor)	$1,971
Additional amounts deferred	620
Deferred revenue recognized	(309)
Deferred revenue as of January 26, 2022 (Predecessor)	$2,282

Deferred Revenue
Deferred revenue as of January 27, 2022 (Successor)	$—
Additional amounts deferred*	141,941
Deferred revenue recognized	(73,573)
Deferred revenue as of June 30, 2022 (Successor)	$68,368
* Of the additional amounts deferred during the period January 27, 2022 through June 30, 2022 (Successor), $61,156 was acquired from the acquisitions.

During the periods January 27, 2022 through June 30, 2022 (Successor), January 1, 2022 through January 26, 2022 (Predecessor), and January 1, 2021 through December 31, 2021 (Predecessor), $0, $309, and $1,889, respectively, of the deferred revenue recognized existed at the beginning of each respective period.

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

The following table presents the Company’s Income tax (benefit) provision and the effective income tax rate:

	Successor	Predecessor	Successor	Predecessor
(in thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Income tax (benefit) provision	$3,000	$77	$(13,252)	$(629)	$228
Effective tax rate	(10)%	1%	16%	2%	1%

The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to income (loss) from non-taxable pass-through entities related to non-controlling interests, state taxes, foreign rate differential, non-deductible expenses, outside basis adjustments, and Global Intangible Low-taxed Income.

In assessing the ability to realize deferred tax assets for the period from January 1, 2022, through January 26, 2022 (Predecessor), the period from January 27, 2022, through June 30, 2022 (Successor), and for the six months ended June 30, 2021 (Predecessor), respectively, management considered whether it is more-likely-than-not some portion or all the deferred tax assets will be realized, as prescribed by ASC 740. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. Based on the weight of both positive and negative evidence, the Company determined that it was more-likely-than-not that the net deferred tax assets would be realizable, with the exception of Privacy One Group Limited, for which the Company does not anticipate future income. Management cannot conclude that it is more-likely-than-not that the deferred tax assets of Privacy One will be realized. As such, a full valuation allowance has been retained on the net deferred tax assets of Privacy One Group Limited.

The unrecognized tax benefits of $69 relates to R&D tax credits for the period from January 27, 2022, through June 30, 2022 (Successor).

The Company files income tax returns in the U.S. federal, states, and various foreign countries. For U.S. federal income tax purposes, as of June 30, 2022 (Successor), the year 2018 and later tax years remain open for examination by the tax authorities. For foreign income tax purposes, as of June 30, 2022 (Successor), the year 2016 and later tax years remain open for examination by the tax authorities under the Netherland’s five-year statute of limitations.

The Company contributed all the net assets of CouponFollow to a lower entity taxed as a partnership, System1 OpCo, LLC. The contribution qualified as a transaction among or with noncontrolling shareholders, which is accounted for as an equity transaction. As a result, the Company recorded $6,167 to additional paid-in-capital for the tax effects of the contribution with an offsetting entry to deferred tax liability in accordance with ASC 740-20-45-11(c).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)

11.COMMITMENTS AND CONTINGENCIES

Service Agreements

On June 18, 2021, the Company entered into an agreement with a service provider whereby the Company is contractually obligated to pay $6,900 and $8,000 in the first and second years of the contract, respectively. The contract commencement date was July 1, 2021. The Company has paid a total of $7,424 to this service provider as of June 30, 2022 (Successor).

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

In February 2021, Mr. Weingarten's employment with S1 Holdco was terminated and the parties entered into a separation agreement. In connection with the separation agreement, S1 Holdco agreed to payment of separation pay benefits consistent with the terms of Mr. Weingarten’s employment agreement, including the payment of the liability accrued for the cash-settled profits interest of 5% of S1 Holdco, which was deemed vested as to a 3.75% profits interest and forfeited as to the remaining 1.25% profits interest above the applicable adjusted threshold amount (subject to further increase to a 2.5% profits interest in the event that the Merger was not consummated). S1 Holdco recorded a liability for this arrangement of $11,132 as of December 31, 2021 (Predecessor). In January 2022, in conjunction with the consummation of the Merger, S1 Holdco settled the profits interest liability pursuant to the separation agreement with Mr. Weingarten.

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

In July 2021, the Company received initial correspondence from counsel for a United Kingdom-based marketing research company and its United States subsidiary (collectively, the “Demanding Group”) alleging trademark infringement (i) based on its use of the “SYSTEM1” trade name and mark in the United States, and (ii) subsequently based on its use of the “SYSTEM1” trade name and mark in the United Kingdom. The correspondence demanded that we cease and desist from using the “SYSTEM1” name and mark, and made reference to potential legal action if we did not comply with that demand. While the Company was engaged in active discussions and correspondence with the Demanding Group to attempt to resolve the matter, the Demanding Group filed a lawsuit in the United States District Court for the Southern District of New York in September 2021 (the “Infringement Suit”), alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws, seeking, among other things, an injunction, disgorgement of profits, actual damages and attorneys’ fees and costs. The Company believes that the Demanding Group’s infringement and other allegations and claims set forth in the Infringement Suit may be subject to a laches defense, among other defenses, and the Company intends to vigorously defend its rights and position in the Infringement Suit. The matter is currently pending. The Company filed a motion to dismiss the Infringement Suit in November 2021, and the parties are waiting for the court to rule on the pending motion. Even though the Company received similar correspondence from the Demanding Group regarding its alleged infringing use of the SYSTEM1 trade name and mark in the United Kingdom, no lawsuit has been filed in the United Kingdom. The Company does not believe that its activities

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
infringe any rights of the Demanding Group in the United Kingdom because, among other defenses, the Company does not actively offer services to customers using the SYSTEM1 trade name and mark in the United Kingdom. The Company’s counsel has informed the Demanding Group’s UK counsel of these circumstances, and the Demanding Group’s UK counsel confirmed receipt of this correspondence, and the parties have not shared any further meaningful correspondence with respect to the Demanding Group’s allegations of infringing use in the United Kingdom.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, the Company believes the estimated fair value of these agreements was immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2022 (Successor) or December 31, 2021 (Predecessor), respectively.

12.DEBT

As of December 31, 2021 (Predecessor), S1 Holdco had principal of $172,038 outstanding under a term loan secured from Cerberus Business Finance, LLC. Amortization payments of $1,750 were due quarterly and, upon delivery of the prior year’s audited consolidated financial statements, S1 Holdco was required to make a payment of 50% of excess free cash flow, as defined. S1 Holdco also had a $20,000 revolving line of credit, and no amounts were outstanding as of December 31, 2021 under this revolving line of credit.

Interest payments on the secured financing were due monthly at London InterBank Offered Rate (“LIBOR”), plus 7% with a LIBOR floor of 1%. Maturity for the secured financing was August 22, 2022. The facility had certain financial and nonfinancial covenants, including a leverage ratio.

In connection with the Merger disclosed in Note 3, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“Revolving Facility”) on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The Revolving Facility was for $50,000.

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

The Revolving Facility will mature five years after the closing date. The interest rate on the Revolving Facility is the adjusted Term SOFR plus 2.75% with an adjusted Term SOFR floor of 0%. In March 2022, the Company borrowed $49,000 under its Revolving Facility principally for funding of the cash portion of the purchase price consideration for the CouponFollow acquisition. As of June 30, 2022 (Successor), this amount is outstanding.

As of June 30, 2022, future minimum principal payments on long-term debt are as follows:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)

Successor
As of June 30, 2022
Remainder for 2022	$10,000
2023	$20,000
2024	$20,000
2025	$20,000
2026	$30,000
2027	$344,000
Total future minimum principal payment	$444,000
Less: current portion	$(20,000)
Long-term portion	$424,000

Loan fees amounting to $1,197 have been offset against the loan balance.

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

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrants and will have no obligation to settle such Public Warrants exercises unless a registration statement under the Securities Act with respect to the Class A common stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. Warrants are exercisable and the Company is obligated to issue a share of Class A common stock upon exercise of each Warrant, as the Warrants have been registered with the SEC.

The Company will use its commercially reasonable efforts to maintain the effectiveness of a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Warrants, and a current prospectus relating thereto, until the expiration or redemption of the Warrants in accordance with the provisions of the Warrant Agreement. If the effectiveness of a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants is not maintained, Warrant holders may exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Company's Class A common stock is, at the time of any exercise of a Warrant, not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Public Warrants, multiplied the excess of the “fair market value” less the exercise price of the Public Warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A common

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

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

If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the Warrants unless an effective registration statement under the Securities Act covering the underlying shares of Class A common stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

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

The Private Placement Warrants were identical to the Public Warrants underlying the units sold in the initial public offering of Trebia, except that (x) the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions, (y) the Private Placement Warrants were exercised on a cashless basis. There are no outstanding Private Placement Warrants as of June 30, 2022 (Successor).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)

The Public and Private Placement Warrants are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations.

In April 2022, the Private Placement Warrant holders exercised their Warrants on a cashless basis in exchange for 3,532,372 shares of the Company's Class A common stock. Additionally, during the three months ended June 30, 2022, Public Warrant holders exercised 437,219 warrants on a cash basis resulting in total proceeds paid to the Company of $5,029. The total outstanding Public Warrants as of June 30, 2022 was 16,812,781.

14.FAIR VALUE MEASUREMENT

The following tables present the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2022 (Successor) and December 31, 2021 (Predecessor):

	June 30, 2022 (Successor)
	Level 1	Level 3	Total
Warrant liabilities:
Public warrants	$13,669	$—	$13,669

Contingent consideration	—	568	568

Grand total	$13,669	$568	$14,237

	December 31, 2021 (Predecessor)
	Level 3	Total
Former CEO equity interest	11,132	11,132
Contingent consideration	1,682	1,682

Grand total	$12,814	$12,814

The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants was estimated using the Public Warrants’ quoted market price.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
Changes in estimated fair value of Level 1, 2 and 3 financial liabilities for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through June 30, 2022 (Successor), and for the six months ended June 30, 2021 (Predecessor), respectively, are as follows:

	Former CEO equity profits interest*	Contingent consideration	Warrant liability
Fair value of liabilities at December 31, 2020 (Predecessor)	$4,236	$8,240
Settlements	—	(6,715)
Change in fair value	4,238	94
Fair value of liabilities at June 30, 2021 (Predecessor)	$8,474	$1,619

Fair value of liabilities at December 31, 2021 (Predecessor) and January 26, 2022 (Predecessor)	$11,132	$1,682

Fair value of liabilities at January 27, 2022 (Successor)		$1,682	$27,012
Additions		573	—
Change in fair value		—	13,761
Fair value of liabilities at March 31, 2022 (Successor)		2,255	40,773
Settlements		(1,715)	(22,965)
Change in fair value		28	(4,139)
Fair value of liabilities at June 30, 2022 (Successor)		$568	$13,669

*Former CEO equity profits interest as further described in executive compensation Note 11.

The total impact of the changes in fair values related to contingent consideration and the former CEO of S1 Holdco's equity profits interest are included in Selling, general and administrative expenses, and Salaries, commissions and benefits, respectively in the Condensed Consolidated Statements of Operations. There were no transfers in or out of levels during the period January 1, 2022 through January 26, 2022 (Predecessor), the period January 27, 2022 through June 30, 2022 (Successor), or for the six months ended June 30, 2021 (Predecessor).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
15.NET INCOME (LOSS) PER SHARE
For the three months ended June 30, 2021 (Predecessor), the period from January 1, 2022 through January 26, 2022 (Predecessor), and for the six months ended June 30, 2021 (Predecessor), the basic net income (loss) per unit attributable to members was calculated by dividing the net income (loss) attributable to common equity holders by the weighted-average number of membership units. For the three months ended June 30, 2022 (Successor) and the period from January 27, 2022 through June 30, 2022 (Successor), the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net income (loss) per share was calculated as follows:

	Three-Month Period		Six-Month Period
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Basic and diluted net loss per share	$(0.33)	n/a	$(0.68)	n/a	n/a
Numerator:
Net loss attributable to System1, Inc.	(29,198)	n/a	(59,189)	n/a	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share (shares in thousands)	89,701	n/a	87,351	n/a	n/a
Basic and diluted net income (loss) per unit	n/a	$0.57	n/a	$(1.97)	$0.90
Numerator:			n/a
Net income (loss)	n/a	11,772	n/a	(40,460)	18,515
Denominator:			n/a
Weighted-average membership units outstanding - basic and diluted (units in thousands)	n/a	20,488	n/a	20,488	20,488

Shares of Class C common stock outstanding for the period January 27, 2022 through June 30, 2022 (Successor) are considered potentially dilutive of the shares of Class A common stock under the application of the if-converted method, and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the periods presented in the table above, a total of 22,077,319 shares of Class C common stock were excluded from the computation of net loss per share as the impact was anti-dilutive. Loss per share also excludes 16,812,781 Public Warrants as their effect was anti-dilutive.

16.SEGMENT REPORTING
ASC 280-10, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. System1’s Chief Executive Officer, who is considered to be its CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment adjusted gross margin, they are included in reported consolidated net income from operations before income tax and are included in the reconciliation that follows.

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

The following summarizes revenue by reportable segments:

	Three-Month Period		Six-Month Period
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Owned and Operated	$163,706	$160,816	$293,964	$49,791	$300,242
Partner Network	13,323	8,763	21,299	2,921	16,898
Subscription	42,768	—	70,642	—	—
Total revenue	$219,797	$169,579	$385,905	$52,712	$317,140

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
The following summarizes adjusted gross margin by reportable segments:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Owned and Operated	$42,554	$37,572	$75,345	$9,310	$69,700
Partner Network	13,323	8,763	21,299	2,921	16,898
Subscription	22,890	—	35,537	—	—
Adjusted gross margin	$78,767	$46,335	$132,181	$12,231	$86,598
Other cost of revenues	11,528	2,923	18,965	1,279	6,410
Salaries, commissions and benefits	45,555	17,698	89,014	35,175	32,893
Selling, general and administrative	16,167	6,277	31,148	14,817	13,227
Depreciation and amortization	33,397	3,112	56,708	1,000	6,801
Interest expense	7,324	4,476	12,100	1,049	8,524
Change in fair value of warrant liabilities	(4,139)	—	9,622	—	—
Net income (loss) before income tax	$(31,065)	$11,849	$(85,376)	$(41,089)	$18,743

The following table presents the revenues disaggregated by geographic region.

	Three-Month Period		Six-Month Period
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Geographic Region
United States	$167,872	$163,072	$302,480	$51,701	$307,630
United Kingdom	42,924	168	70,643	—	169
Other international	9,001	6,339	12,782	1,011	9,341
Total revenue	$219,797	$169,579	$385,905	$52,712	$317,140

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

Additionally, during 2021, S1 Holdco extended a loan of $1,500 to its former CEO in connection with his separation agreement. In January 2022, in conjunction with the consummation of the Merger, the loans were repaid in full.

Protected utilizes multiple payment processors in order to process credit card payments from its subscription customers, including Paysafe Financial Services Limited (“Paysafe”). Paysafe recently completed a merger with Foley Trasimene Acquisition Corp. II, a special purpose acquisition company sponsored by entities affiliated with William Foley, who was also a sponsor of Trebia Acquisition Corp. and a member of the Company’s Board of Directors. Protected’s payment processing agreement with Paysafe was negotiated before the announcements of both (i) the Merger as well as (ii) the business combination between Paysafe and Foley Trasimene. The amount due from Paysafe was $1,347 as of June 30, 2022 (Successor).

The Company has agreements with JDI Property Holdings Limited (“JDI”), an entity controlled by a director of the Company, which allows for the Company to occupy desks at JDI’s property in such a place as JDI specifies from time to time in exchange for GBP 42 per month. The agreements with JDI expire on October 31, 2026. Additionally, the Company utilizes a JDI credit card and the Company reimburses JDI monthly. As of June 30, 2022 (Successor), the Company owes $149 to JDI.

18.SHARE-BASED PAYMENTS

Pursuant to the Merger, the Company is required to replace certain profits interests awards with restricted stock units (“RSUs”) in System 1 (the “Replacement Awards”). The Replacement Awards will continue to vest over the original vesting schedule of the original underlying awards. The Company recognized a total stock-based compensation expense of $27,698 upon the Merger transaction during the period January 1, 2022 through January 26, 2022 (Predecessor). Subsequent to the Merger, the remaining amount of $11,177 will be amortized over the weighted average period of 1 year. The unrecognized stock-based compensation expense associated with these unvested RSUs at June 30, 2022 was $1,727.

The Company recorded the following total share-based compensation expense for the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Share-based compensation expense	$22,052	$120	$49,219	$27,698	$266

In addition to the Replacement Awards, the Company issued market-based RSUs and Restricted Stock Awards (“RSAs”) in January 2022 that vest upon the Company’s common stock trading at a volume weighted average price (“VWAP”) equal or exceeding $12.50 per share for any 20 trading days within a 30 trading day period. The VWAP of the Company’s common stock price exceeded the threshold in March 2022 and the Company has recorded $25,491 in expense associated with the vesting of these RSUs and RSAs during the period January 27, 2022 through

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
June 30, 2022 (Successor). Since these RSUs and RSAs had a market condition to vest, the Company estimated the fair values of these RSUs and RSAs using a Monte Carlo simulation.

The key assumptions used to determine the fair value of these market-based RSUs and RSAs were as follows:

Inputs
Risk-free interest rate	1.6%
Expected stock price volatility	50.0%
Cost of equity	23.6%
Expected term (years)	5
Fair Value of Class A Common Stock	$10.00

On April 27, 2022, the Company registered the System1, Inc. 2022 Incentive Award Plan ("Award Plan”). On May 10, 2022, the Company’s board of directors authorized the issuance of 1.9 million replacement RSU’s in connection with S1 Holdco unvested value creation units at the time of the Merger as required per the Business Combination Agreement and 4.9 million RSUs from the authorized Award Plan pool of shares (as defined in the Award Plan).

Protected Incentive Plan

The Notes to the Company’s previously filed Unaudited Condensed Consolidated Financial Statements as of and for the period ended March 31, 2022 included a disclosure error. Specifically, the terms of the Company’s Protected Incentive Plan, as further described below, were omitted from the Company’s disclosures. Although the performance targets were not considered probable of being achieved as of March 31, 2022, and therefore no expense was recognized during the first quarter of 2022, the Company will revise its financial statements for the period ended March 31, 2022 in future filings, as applicable, to correct for the omitted disclosure. Management has determined the omitted disclosure did not result in the previously issued interim financial statements being materially misstated.

In connection with the Merger and acquisition of Protected described in Note 3, which was consummated on January 26, 2022, the Company effected an incentive plan for eligible recipients as defined in the Business Combination Agreement (see Note 3), which may include employees and non-employees, including the Protected CEO, totaling up to $100,000 payable in fully-vested shares of the Company’s Class A Common Stock. As defined in the Business Combination Agreement, if the Protected business exceeds last twelve months (“LTM”) Cash EBITDA (as defined in the Business Combination Agreement) of $55,000 on or prior to December 31, 2023, a pool of $50,000 payable in fully-vested shares of the Company’s Class A Common Stock (the “2023 Award”) shall be allocated to eligible recipients as of December 31, 2023. Shares under the 2023 Award will be issued to eligible recipients within 30 days of December 31, 2023. Further, if the Protected business exceeds LTM Cash EBITDA (as defined in the Business Combination Agreement) of $65,000 on or prior to December 31, 2024, a separate pool of $50,000 payable in fully-vested shares of the Company’s Class A Common Stock (the “2024 Award") shall be allocated to eligible recipients as of December 31, 2024. Shares under the 2024 Award will be issued to eligible recipients within 30 days of December 31, 2024. The number of shares payable under the 2023 and 2024 Awards will be determined based on the volume-weighted average price of the Company’s Class A Common Stock over the 20 consecutive trading days preceding the 5 trading days prior to settlement. The distribution of shares to eligible recipients for both the 2023 and 2024 Awards shall be at the sole discretion of the Protected CEO, or the System1, Inc. Board if the Protected CEO is no longer employed by the Company.

As of June 30, 2022, although neither of the LTM Cash EBITDA targets for the 2023 Award and 2024 Award were met, the Company determined that they were both probable of achievement, and accordingly, it recorded a portion of the $100,000 payable for these awards, within salaries, commissions, and benefits on the Consolidated Statement of Operations for the three months ended June 30, 2022. As of June 30, 2022, $18,163 of stock-based compensation has been recorded as a liability for these awards within “Protected Incentive Plan Liability”. The remaining liability for these awards will be recorded over the remaining service period to the extent that management determines that

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts and number of units)
the achievement of the LTM Cash EBITDA targets and issuance of the Series A common stock is considered probable.

19.SUBSEQUENT EVENT

In August 2022, the Company's Board of Directors authorized up to $25,000 for the repurchase of its Class A Common Stock and Public Warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1 Inc. and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our prospectus, dated April 13, 2022, filed with the Securities and Exchange Commission, or SEC. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of June 30, 2022 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through June 30, 2022 (Successor) and for the year ended December 31, 2021 (Predecessor). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” All figures are presented in thousands, except percentages, rates and unless otherwise noted.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

We operate an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and selling antivirus software packages to end user customers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire users on our behalf, RAMP allows us to monetize these acquired users through our relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP also allows third party advertising platforms and publishers (“Network Partners”), to send user traffic to, and monetize user traffic on, our owned and operated websites. RAMP operates across our network of owned and operated websites and related products, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Facebook, Taboola, Snapchat and TikTok.

Through RAMP, we process approximately 22 million daily advertising campaign optimizations and ingest 6 billion rows of data daily across 40 plus advertising verticals. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data on monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals.

The business of S1 Holdco, LLC (“S1 Holdco”), one of the entities acquired in the Merger described below, was founded in 2013 with a focus on monetizing user traffic acquired by its network. Since launching, it has expanded to support additional advertising formats across numerous advertising platforms, and have acquired several leading websites, enabling it to control user acquisition and experience, and monetize user traffic on its behalf. Today S1 Holdco owns and operates over 40 websites, including leading search engines like info.com and Startpage.com, and publishing digital media sites and utilities such as HowStuffWorks, Mapquest and ActiveBeat.

We, through Protected.net, also provide antivirus software solutions, offering our customers a single packaged solution that provides protection and reporting to the end user. We deliver our antivirus software solutions directly to end-user customers across the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs. These products include unlimited devices, Adblock, ID Protect and are managed to ensure they provide a value-added service to the customer base. The software is sold in either a monthly or annual subscription predominantly through the flagship brand TotalAV. As of June 30, 2022, Protected had over 2.3 million active subscribers for its products.

Our primary operations are in the United States; and we also have operations in Canada, the United Kingdom and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls, and exposure to currency exchange fluctuations. We do not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. S1 Holdco was deemed to be the predecessor entity based on an analysis. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger; and (ii) the consolidated results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial information include a Predecessor period, which include the periods through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022 through June 30, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

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

The aggregate cash consideration under the Business Combination Agreement was $442,168 (“Closing Cash Consideration”).

The aggregate equity consideration paid under the Business Combination Agreement and/or retained S1 Holdco Class B Units was $619,738, consisting of (a) the aggregate equity consideration payable under the Business Combination Agreement, consisting of shares of Class A common stock (valued at $10.00 per share) and Replacement Awards, and (b) the aggregate Class B Units in S1 Holdco retained by S1 Holdco equity holders at the Closing. The issued 22,077 thousand Class B units in S1 Holdoco and the same number of corresponding Class C common stock in the Company had an estimated value of $220,770 which was determined using the transaction closing price of $10.00 per share per the Business Combination Agreement. As the units were subject to a lock-up period, the value was discounted by 10% for lack of marketability and the fair value of $198,691 was recorded as non-controlling interest in the accompanying Condensed Consolidated Balance Sheet and presented as non-controlling interests in the accompanying Condensed Consolidated Statements of Changes in Stockholders' Equity.

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

Concurrently with the consummation of the Merger, System1 entered into a tax receivable agreement with the minority holders of S1 Holdco, (the “Tax Receivable Agreement”), pursuant to which, among other things, the parties to the Tax Receivable Agreement have agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income tax that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B Units in S1 Holdco (together with the corresponding shares of the Company’s shares of Class C common stock) in exchange for shares of the Company’s Class A common stock. No amounts have been recorded as of June 30, 2022, related to the Tax Receivable Agreement as any tax savings are uncertain.
COVID-19

The worldwide spread of COVID-19 has resulted, and is expected to continue to result, in a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities for an unknown period of time until the virus is contained or economic activity normalizes. Our revenue growth and results of operations have been resilient despite the headwinds created by the COVID-19 pandemic. The extent to which ongoing and future developments related to the global impact of the COVID-19 pandemic, including related vaccination measures and inoculation rates designed to curb its spread, continue to impact the business, financial condition, results of operations and cash flows, cannot be predicted with certainty. Many of these ongoing and future developments and uncertainties are beyond our control, including the speed of contagion or the spread of new variants, the development, distribution and implementation of effective preventative or treatment measures, including vaccines (and vaccination rates), the scope of governmental and other restrictions on travel, discretionary services and other activity, and the public reactions and receptiveness to these developments. See “Risk Factors” of the Amendment No. 3 to FORM S-1 filed with the U.S. SEC on April 13, 2022 for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Components of Our Results of Operations
We have three reportable segments: Owned and Operated, Partner Network and Subscription.
Revenue

Revenue is earned from revenue-sharing arrangements with our Network Partners for the use of our RAMP platform and related services provided to them to direct advertising by the Advertising Partners to their advertising space. We have determined it is the agent in these transactions and reports revenue on a net basis, because (a) we do not control the underlying advertising space, (b) we do not acquire the traffic and do not have risk of loss in connection therewith, and (c) the pricing is in the form of a substantively fixed-percentage revenue-sharing arrangement. We report this revenue on a net basis with respect to the amount retained under our revenue-sharing arrangements, which represents the difference between amounts received by us from the Advertising Partners, less amounts remitted to the Network Partners based on underlying contracts.

We also earn revenue by directly acquiring traffic to its owned and operated websites and utilizing its RAMP platform and related services to connect its Advertising Partners to its owned and operated websites. For this revenue stream, we are the principal in the transaction and reports revenue on a gross basis for the amounts received from our Advertising Partners. For this revenue, we have determined that it is the principal since it has a risk of loss on the traffic that it is acquiring for monetization with our Advertising Partners, and, in the case of our owned and operated websites, we maintain the website, provide the content and bear the cost and risk of loss associated with our websites’ advertising space.

We use total advertising spend, number of Owned & Operated sessions (“O&O sessions”), number of Partner Network sessions (“Network sessions”), Owned & Operated cost-per-session (“O&O CPS”), Owned & Operated revenue-per-session (“O&O RPS”) and Partner Network revenue-per-session (“Network RPS”) to track our operations. We define total advertising spend as the amount of advertising that is spent by us to acquire traffic to our websites. We define O&O sessions as the total number of monetizable user visits to our Owned & Operated websites. We define Network sessions as the number of monetizable user visits delivered by our network partners to RAMP. Monetizable visits exclude those visits identified by our advertising partners as spam, bot, or other invalid traffic. We define CPS as advertising spend divided by O&O sessions. We define O&O RPS as O&O Revenue divided by O&O sessions. We define Network RPS as Partner Network revenue divided by Network sessions.

We recognize revenue upon delivering traffic to our Advertising Partners based on a cost-per-click or cost-per-thousand impression basis. The payment term with our Advertising Partners is typically 30 days.

We, through Protected.net, are also engaged in selling security software subscriptions to customers. The subscription business provides real-time antivirus protection, a safe-browsing feature, adblocking, identity-theft protection, blocking of malicious websites and data breach monitoring. Subscription revenue is primarily derived from the (i) delivery of the antivirus software and (ii) delivery of the additional add-on service(s), which all are provided on a fixed-price basis. The performance obligations related to subscription, maintenance and support are satisfied over the length of the relevant customer contract, and the associated subscription revenue is recognized over the contract term on a ratable basis, which is consistent with transfer of control. Our services rendered to customers are generally paid for in advance with cash receipts recorded as deferred revenue and revenue recognized over time, generally the annual subscription period.

The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, we bill many of our customers in advance of the provision of services under our contracts, resulting in contract liabilities consisting of deferred revenue (“contract liabilities”). Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer.

Revenue may fluctuate from period to period due to a number of factors including seasonality and the shift in mix of user acquisition sources from Advertising Partners, and renewal rates of customers for subscription services.

Operating Expenses
We classify our operating expenses into the following four categories:

Cost of Revenues. Cost of revenues primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to the Company’s websites and services, as well as content, publishing, domain name registration costs, licensing costs to provide mapping services to Mapquest.com, and costs related to the utilization of antivirus engine licensing related to APIs for the antivirus product. The Company does not pay any up-front payments, incentive payments or bonuses and such costs are expensed as incurred.

Salaries, Commissions, and Benefits. Salaries, commissions and benefits expenses include salaries, bonuses, stock-based compensation, non-capitalized personnel costs incurred in the capitalized internal use software development, and employee benefits costs.
We expect to continue to invest in corporate infrastructure to support our growth. We expect salaries, commissions, and benefits to increase in absolute dollars in future periods.
Selling, General, and Administrative. Selling, general, and administrative expenses consist of fees for professional service fees, occupancy costs, travel and entertainment. These costs are expensed as incurred.
We expect to continue to invest in corporate infrastructure to support our growth. We expect selling, general and administrative expenses to increase in absolute dollars in future periods.

Depreciation and Amortization. Depreciation and amortization expenses are primarily attributable to the Company’s capital investment(s) and consist of fixed asset depreciation and amortization of intangible assets with finite lives.
Other Expenses
Other expenses consist of the following:
Interest Expense. Interest expense is primarily related to our debt, which carries a variable interest rate.

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities relates to the mark to market of our liability-classified public and private warrants.

Income tax (benefit) provision

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
(in thousands)
Revenue	$219,797	$169,579	$385,905	$52,712	$317,140
Operating expenses:
Cost of revenues	152,558	126,167	272,689	41,760	236,952
Salaries, commissions, and benefits	45,555	17,698	89,014	35,175	32,893
Selling, general, and administrative	16,167	6,277	31,148	14,817	13,227
Depreciation and amortization	33,397	3,112	56,708	1,000	6,801
Total operating expenses	247,677	153,254	449,559	92,752	289,873
Operating income (loss)	(27,880)	16,325	(63,654)	(40,040)	27,267
Other expense (income):
Interest expense	7,324	4,476	12,100	1,049	8,524
Change in fair value of warrant liabilities	(4,139)	—	9,622	—	—
Total other expense (income), net	3,185	4,476	21,722	1,049	8,524
Income (loss) before income tax	(31,065)	11,849	(85,376)	(41,089)	18,743
Income tax (benefit) provision	3,000	77	(13,252)	(629)	228
Net income (loss)	$(34,065)	$11,772	$(72,124)	$(40,460)	$18,515
Net loss attributable to non-controlling interest	(4,867)	—	(12,935)	—	—
Net income (loss) attributable to System1, Inc.	$(29,198)	$11,772	$(59,189)	$(40,460)	$18,515

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Revenue	100%	100%	100%	100%	100%
Operating expenses:
Cost of revenues	69%	74%	71%	79%	75%
Salaries, commissions, and benefits	21%	10%	23%	67%	10%
Selling, general, and administrative	7%	4%	8%	28%	4%
Depreciation and amortization	15%	2%	15%	2%	2%
Total operating expenses	113%	90%	116%	176%	91%
Operating income (loss)	(13)%	10%	(16)%	(76)%	9%
Interest expense	3%	3%	3%	2%	3%
Change in fair value of warrant liabilities	(2)%	—%	2%	—%	—%
Income (loss) before income tax	(14)%	7%	(22)%	(78)%	6%
Income tax (benefit) provision	1%	—%	(3)%	(1)%	—%
Net income (loss)	(15)%	7%	(19)%	(77)%	6%
Net loss attributable to non-controlling interest	(2)%	—%	(3)%	—%	—%
Net income (loss) attributable to System1, Inc.	(13)%	7%	(15)%	(77)%	6%
* Percentages may not sum due to rounding

The comparability of our operating results for the six months ended June 30, 2022 (Successor) compared to the six months ended June 30, 2021 (Predecessor) was impacted by the Merger, as discussed above, and the acquisitions discussed in Note 4. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations.

Comparisons of Results of Operations for the three months ended June 30, 2022 (Successor) and the June 30, 2021 (Predecessor), the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through June 30, 2022 (Successor) and the six months ended June 30, 2021 (Predecessor)

Revenue

The following tables set forth our revenue by reportable segment.

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
Revenue:
Owned and Operated	$163,706	$160,816	2%
Partner Network	13,323	8,763	52%
Subscription	42,768	—	100%
Total Revenue	$219,797	$169,579	30%

Refer to the Revenue discussions below.

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
Revenue:
Owned and Operated	$293,964	$49,791	$300,242	14%
Partner Network	21,299	2,921	16,898	43%
Subscription	70,642	—	—	100%
Total Revenue	$385,905	$52,712	$317,140	38%

Owned and Operated

The increases in Owned and Operated revenues for the three and six months ended June 30, 2022, compared to the same prior year periods, was primarily due to increased traffic from international markets, revenues from our recent acquisitions and significant improvements in our RAMP technology. For the six months ended June 30, 2022, compared to the same prior year period, sessions increased 480 million, with Revenue Per Session ("RPS") decreasing by approximately $0.03.

Partner Network

The increase in Partner Network revenue for the three and six months ended June 30, 2022, compared to the same prior year periods, was due to our continued investment in this business and growth from partners signed in prior years. For the six months ended June 30, 2022, compared to the same prior year period, RPS increased by approximately $0.01, partially offsetting a decrease of 7 million sessions.

Subscription

In connection with the Merger, we acquired Protected and began recognizing subscription revenue.

Cost of revenues

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
Cost of revenues	$152,558	$126,167	21%
Percent of revenue	69%	74%

The increase in cost of revenue dollars for the three months ended June 30, 2022, compared to the same prior year period, was due to the acquisition of Protected and a chargeback matter being resolved with a customer. Protected contributed $19.9 million to the cost of revenues.

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
Cost of revenues	$272,689	$41,760	$236,952	33%
Percent of revenue	71%	79%	75%

The increase in cost of revenue dollars for the six months ended June 30, 2022, compared to the same prior year period, was due to the acquisition of Protected and an increase in user acquisition costs in the Owned and Operated segment. Protected contributed $35.1 million to the cost of revenues. User acquisition costs for the six months ended June 30, 2022, increased $28.7 million and drove 1,988 million sessions at approximately $0.13 Cost Per Session (“CPS”), compared to 1,507 million sessions at approximately $0.15 CPS for the same period in 2021 (Predecessor). User acquisition costs accounted for 82% and 97% of total cost of revenues for the six months ended June 30, 2022 and 2021 (Predecessor), respectively.

The following supplemental tables set forth our adjusted gross profit by reportable segment.

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
Segment Adjusted Gross Profit:
Owned and Operated	$42,554	$37,572	13%
Partner Network	13,323	8,763	52%
Subscription	22,890	—	100%
Total Adjusted Gross Profit	$78,767	$46,335	70%

Refer to the Revenue and Cost of revenues discussions above. Additionally, refer to Note 16 for additional information.

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
Segment Adjusted Gross Profit:
Owned and Operated	$75,345	$9,310	$69,700	21%
Partner Network	21,299	2,921	16,898	43%
Subscription	35,537	—	—	100%
Total Adjusted Gross Profit	$132,181	$12,231	$86,598	67%

Refer to the Revenue and Cost of revenue discussions above. Additionally, refer to Note 16 for additional information.

Salaries, commissions, and benefits

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
Salaries, commissions and benefits	$45,555	$17,698	157%
Percent of revenue	21%	10%

The increase in salaries, commissions, and benefits dollars for the three months ended June 30, 2022, compared to the same prior year period, was primarily due to an increase in salaries and bonus related expense of $5.1 million due to increased headcount related to the Merger and our recent acquisitions. Stock-based compensation increased $21.9 million due to expenses associated with the Merger, including $18.2 million related to the Protected incentive plan, and the fluctuations in the value of our common stock since the Merger. For additional information on our stock-based compensation, refer to Note 18.

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
Salaries, commissions and benefits	$89,014	$35,175	$32,893	>100%
Percent of revenue	23%	67%	10%

The increase in salaries, commissions, and benefits dollars for the six months ended June 30, 2022, compared to the same prior year period, was primarily due to an increase in stock-based compensation of $76.7 million driven by payments associated with the Company’s equity awards as a result of the Merger, of which $27.7 million was recognized upon the close of the Merger, an increase in expenses related to the Merger transaction of $21.7 million for taxes on equity payouts and transaction bonuses, and an increase in salaries and bonus related expenses of $11.2 million due to increased headcount related to the Merger and our recent acquisitions. For additional information on our stock-based compensation, refer to Note 18.

Selling, general, and administrative

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
Selling, general, and administrative	$16,167	$6,277	>100%
Percent of revenue	7%	4%

The increase in selling, general, and administrative expense for the three months ended June 30, 2022, compared to the same prior year period, was primarily associated with our recent acquisitions and additional costs associated with being a public company.

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
Selling, general, and administrative	$31,148	$14,817	$13,227	>100%
Percent of revenue	8%	28%	4%

The increase in selling, general, and administrative expense for the six months ended June 30, 2022, compared to the same prior year period, was primarily due to $24.7 million in costs associated with the Merger, costs associated with our recent acquisitions and additional costs associated with becoming a public company.

Depreciation and amortization

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
Depreciation and amortization	$33,397	$3,112	>100%

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
Depreciation and amortization	$56,708	$1,000	$6,801	>100%

The increases in depreciation and amortization expense for the three and six months ended June 30, 2022, compared to the same prior year periods, was primarily due to additions of intangible assets as a result of the Merger, along with subsequent acquisitions.

Interest expense

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
Interest expense	$7,324	$4,476	64%

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
Interest expense	$12,100	$1,049	$8,524	54%

The increases in interest expense for the three and six months ended June 30, 2022, compared to the same prior year periods, was due to an increase in our outstanding loan balances as a result of the Term Loan and Revolving Facility, which we entered into as part of the Merger.

Change in fair value of warrant liabilities

The changes in fair value of warrant liabilities in 2022 was driven by the fluctuations in the market value of our Class A common stock since the Merger.

Income tax (benefit) provision

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
Income tax (benefit) provision	$3,000	$77	>100%
Effective tax rate	(10)%	1%

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
Income tax (benefit) provision	$(13,252)	$(629)	$228	<100%
Effective tax rate	16%	2%	1%

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to income (loss) from non-taxable pass-through entities related to non-controlling interests, state taxes, foreign rate differential, change in fair value of warrant liabilities, non-deductible expenses, outside basis adjustments, and Global Intangible Low-taxed Income.

Liquidity and Capital Resources

As of June 30, 2022 (Successor), we had cash and cash equivalents of $37,442.

To date, our available liquidity and operations have been financed through the initial public offering of Trebia, the Backstop Agreement, credit facilities, and cash flows from operations. We are subject to certain business risks, including dependence on key employees, dependence on key contracts, competition from alternative technologies, and dependence on growth to achieve its business and operational objectives.

Our revenue are dependent on two key Advertising Partners, which are Google and Microsoft.

The following table illustrates the level of concentration as a percentage of total revenues:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Google	69%	84%	71%	88%	83%
Microsoft	3%	5%	3%	4%	5%

We have (i) two paid search advertising partnership contracts with Google, and (ii) one paid search advertising partnership contract with Microsoft. One of the Google contracts was renewed with an effective date of March 1, 2021, and has a two-year term through February 28, 2023. The other Google contract was renewed with an effective date of August 1, 2021, and has a two-year term through July 31, 2023. The Company recently renewed its advertising contract with Microsoft with an effective date of July 1, 2022, and has a three-year term through June 30, 2025. All three agreements may be terminated by the respective Advertising Partner immediately or with minimal notice under certain circumstances.

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

The coronavirus pandemic has adversely affected our results of operations and we have experienced unpredictable reductions in demand for certain products and services. There is uncertainty around the duration and breadth of the COVID-19 pandemic and, as a result, the ultimate impact on our business, financial condition, or operating results cannot be reasonably estimated with certainty at this time. To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may need to raise capital resources through additional equity or debt financings. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Credit Facilities

In connection with the Merger discussed above, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“Revolving Facility”) on January 27, 2022, providing for a 5.5 year Term Loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The Revolving Facility was for $50,000.

We have been able to and expect to continue to be able to make payments on the principal and interest on a timely basis. As of June 30, 2022, we were in compliance with our borrowing covenants.

For additional information regarding our credit facilities, refer to Note 12.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor	Predecessor
(in thousands)	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Net cash provided by (used in) operating activities	$(6,209)	$(10,490)	$27,313
Net cash used in investing activities	$(451,079)	$(441)	$(3,233)
Net cash used in financing activities	$(15,505)	$—	$(18,892)

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, timing of collections from our clients and related payments to our suppliers for advertising inventory and data. We typically pay suppliers in advance of collections from our clients. Our collection and payment cycles can vary from period to period. In addition, seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

In the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in operating activities of $10,490 resulted primarily from a net loss of $40,460, and a decrease in accounts payable of $67,600 due to the Merger. This was partially offset by an increase in accrued expenses of $57,170, non-cash stock-based compensation of $27,698 and a decrease in accounts receivable of $11,118 due to the Merger.

In the period from January 27, 2022 to June 30, 2022 (Successor), cash used in operating activities of $6,209 resulted primarily from a net loss of $72,124, non-cash tax benefit of $20,893, a decrease in accrued expenses of $5,466, a decrease in other long-term liabilities of $30,217, an increase in accounts receivable of $7,890 due to the Merger. This was partially offset by an increase in the non-cash depreciation and amortization expense of $56,708, non-cash stock-based compensation of $49,219, non-cash change in fair value of warrants of $9,622, a decrease in deferred revenue of $7,211 due to the Merger, and an increase in accounts payable of $6,535.

In the six months ended June 30, 2021 (Predecessor), cash provided by operating activities of $27,313 resulted primarily from Owned and Operated advertising revenue, offset by user acquisition costs incurred to drive the growth and salaries, commissions and benefits costs. In addition, non-cash expenses were $11,884 and cash outflow was $3,086 primarily due to an increase in accounts receivable of $8,306 driven by growth in revenue and an increase in accrued expenses of $1,978 due to timing of payments, partially offset by an increase in accounts payable of $8,568 due to increased user acquisition costs.

Investing Activities

Our primary investing activities consist of acquisitions of businesses, such as the acquisition of S1 Holdco, Protected, RoadWarrior, CouponFollow and Answers in 2022 as well as costs capitalized for internally developed software.

In the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in investing activities of $441 resulted from costs capitalized for internally developed software.

In the period from January 27, 2022 to June 30, 2022 (Successor), cash used in investing activities of $451,079 resulted primarily from the acquisitions of S1 Holdco, Protected, RoadWarrior CouponFollow and Answers, costs capitalized for internally developed software of $2,901 and purchases of property and equipment of $2,285.

In the six months ended June 30, 2021 (Predecessor), cash used in investing activities of $3,233 resulted primarily from costs capitalized for internally developed software.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our debt, distributions to members related to tax obligations, acquisition related contingent consideration and proceeds from the sale of assets.

In the period from January 1, 2022 to January 26, 2022 (Predecessor), there was no cash provided or used in financing activities.

In the period from January 27, 2022 to June 30, 2022 (Successor), cash used in financing activities of $15,505 resulted primarily from redemptions of Trebia Class A ordinary shares of $510,469, repayment of existing term loan of $177,488, and payment of debt financing costs related to the Term Loan of $24,845, partially offset by proceeds from the Term Loan and Revolving Facility of $449,000 and the Cannae Backstop of $246,484.

In the six months ended June 30, 2021 (Predecessor), cash used in financing activities of $18,892 resulted primarily from repayments of debt of $8,136, payment of acquisition related contingent consideration of $5,000 related to the acquisition of Startpage, $1,715 related to the acquisition of Concourse, and distributions to members of $2,691, and related party loan of $1,500.

Share Repurchase Authorization

In August 2022, our Board of Directors authorized up to $25,000 for the repurchase of our Class A Common Stock and Public Warrants.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

On June 18, 2021 the Company entered into an agreement with a service provider whereby the Company is contractually obligated to pay $6,900 and $8,000 in the first and second years of the contract, respectively. The contract commencement date was July 1, 2021. The Company has paid a total of $7,424 to this service provider as of June 30, 2022 (Successor).

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

In February 2021, Mr. Weingarten's employment with S1 Holdco was terminated and the parties entered into a separation agreement. In connection with the separation agreement, S1 Holdco agreed to payment of separation pay benefits consistent with the terms of Mr. Weingarten’s employment agreement, including the payment of the liability accrued for the cash-settled profits interest of 5% of S1 Holdco, which was deemed vested as to a 3.75% profits interest and forfeited as to the remaining 1.25% profits interest above the applicable adjusted threshold amount (subject to further reduction to a 2.5% profits interest in the event that the Merger was not consummated). S1 Holdco recorded a liability for this arrangement of $11,132 as of December 31, 2021 (Predecessor). In January 2022, in conjunction with the consummation of the Merger, S1 Holdco settled the profits interest liability pursuant to the separation agreement with Mr. Weingarten.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to: (1) valuation of goodwill, acquired intangible assets and long-lived assets for impairment, (2) valuation and recognition of the Company's share-based compensation awards, (3) income taxes, (4) variable and contingent consideration and (5) determination of the fair value of the warrant liabilities. Significant estimates affecting the condensed consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the condensed consolidated financial statements.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain.

Business combinations

The results of a business acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided which may consist of cash, equity, or a combination of the two, paid in a business combination for the identifiable assets and liabilities of the acquired business at their acquisition-date fair values. Any excess amount paid over the identifiable net assets is recorded as goodwill. The process for estimating the fair values of the acquired business involves the use of significant estimates and assumptions, including estimating average industry purchase price multiples, customer and service attrition rate and estimating future cash flows. The Company estimates the fair value based on assumptions which we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the Company’s Condensed Consolidated Statements of Operations.

Transaction costs associated with business combinations are expensed as incurred and are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations. When purchase consideration includes contingent consideration, the Company records the fair value of the contingent consideration as of the date of acquisition, and subsequently remeasures the contingent consideration at fair value each reporting period through the Company’s Condensed Consolidated Statements of Operations.

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

The Company tests for goodwill impairment annually at December 31st. For the periods presented in this quarterly report, there were no triggering events identified, and therefore no impairment charges recorded on goodwill.

Share-based compensation

Compensation cost related to share-based payments is measured based on the fair value of the units issued and recognized within “Salaries, commissions, and benefits” in the Company’s Condensed Consolidated Statement of Operations. The Company has elected to treat share-based payment awards with time-based service condition(s) only as a single award and recognizes share-based compensation expense on a straight-line basis over the vesting period, which is generally four years. The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following:

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

After the Merger, the Company’s fair value of its restricted stock units is derived from the market price of its Class A common stock, which is traded on the NYSE. The Company recognizes compensation on a straight-line basis over the requisite service period for each award and recognizes forfeitures as they occur.

In connection with the Merger and acquisition of Protected, we effected an incentive plan for eligible recipients (the “Protected Incentive Plan”). As defined in the Business Combination Agreement, if the Protected business achieves certain financial metrics at any time prior to December 31, 2023, recipients will be eligible to receive a pool of $50,000 payable in fully-vested shares of the Company’s Class A Common Stock (the “2023 Award”). Shares under the 2023 Award will be issued to recipients within 30 days of December 31, 2023. Further, as defined in the Business Combination Agreement, if the Protected business achieves certain financial metrics at any time prior to December 31, 2024, recipients will be eligible to receive a separate pool of $50,000 payable in fully-vested shares of the Company’s Class A Common Stock (the “2024 Award”). Shares under the 2024 Award will be issued to recipients within 30 days of December 31, 2024.

We account for each of these awards as liability-classified until the awards are settled in stock, and accordingly, when either award is probable of achievement, we record stock-based compensation for that respective liability award. Refer to Note 18 for additional information regarding the Protected Incentive Plan.

Share-based compensation expense is included in the Salaries, commissions, and benefits expense in the Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

See Note 2 for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting, and these material weaknesses continued to exist as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses contributed to the following additional material weaknesses:

• We did not design and maintain effective controls to timely analyze and record the financial statement effects from acquisitions. Specifically, we did not design and maintain effective controls over the (i) application of U.S. GAAP to such transactions, including accounting for post-combination compensation arrangements, (ii) review of the inputs and assumptions used in the measurement of assets acquired and liabilities assumed, including discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (iii) the tax impacts of acquisitions to the financial statements, and (iv) conforming of U.S. GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses.

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

These material weaknesses resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended and as of March 31, 2021 and 2020 and for three-month periods then ended, as of June 30, 2021 and 2020 and for the six-month periods then ended, as of September 30, 2021 and 2020 and for the nine-month periods then ended. Further, these material weaknesses resulted in material adjustments to share-based compensation expense, transaction expenses, and members’ capital accounts of the financial statements of S1 Holdco, LLC as of January 26, 2022 and for the period from January 1, 2022 through January 26, 2022, all of which were recorded prior to the issuance of the condensed consolidated financial statements. These material weaknesses also resulted in material adjustments to share-based compensation expense, goodwill, additional paid-in-capital accounts and immaterial adjustments to substantially all accounts of the financial statements of System1, Inc. as of March 31, 2022 and for the period from January 27, 2022 through March 31, 2022, all of which were recorded prior to the issuance of the condensed consolidated financial statements. Furthermore, these material weaknesses also resulted in material adjustments to share-based compensation expense and immaterial adjustments to the disclosure related to the business combinations as well as cash flows from operating, financing and investing activities, and non-controlling interest, goodwill, and accrued expenses and other current liabilities accounts of the financial statements of System1, Inc. as of June 30, 2022 and for the period from April 1, 2022 through June 30, 2022, all of which were recorded prior to the issuance of the condensed consolidated financial statements. These material weaknesses also resulted in immaterial misstatements to deferred tax liability and comprehensive income (loss) accounts of the financial statements of System1, Inc. as of June 30, 2022 and for the period from April 1, 2022 through June 30, 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Trebia Acquisition Corp. (“Trebia”) identified a material weakness in internal controls related to the accounting for complex financial instruments. This material weakness resulted in a material misstatement of the Trebia Warrant liabilities, change in the fair value of the Trebia Warrant liabilities, “Forward Purchase Agreement liabilities, change in the fair value of the Forward Purchase Agreement liabilities, classification of Redeemable Shares of Class A common stock issued in connection with Trebia’s initial public offering” additional paid-in-capital, accumulated deficit “Earnings Per Share,” and related financial disclosures as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020, as of September 30, 2020 and for three month period ended September 30, 2020 and for the period from February 11, 2020 (inception) through September 30, 2020, as of June 30, 2020 and for three month period ended June 30, 2020 and for the period from February 11, 2020 (inception) through June 30, 2020, as of March 31, 2021 and for three month period ended March 31, 2021. This material weakness also resulted in material adjustments to warrant liabilities of System1, Inc. as of March 31, 2022.

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

(d) Changes in Internal Control over Financial Reporting.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 11 — Commitments and contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

As of June 30, 2022, no material changes had occurred in our risk factors, compared with the disclosure in our Registration Statement on Form S-1, originally filed with the SEC on April 1, 2022, as subsequently amended (Reg. No. 333-262608).

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

 Not applicable

Item 5. Other Information

In August 2022, the Company's Board of Directors authorized up to $25,000 for the repurchase of its Class A Common Shares and Public Warrants.

Item 6. Exhibits

			Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.		Description	Form	File No.	Exhibit	Filing Date
2.1(a)		Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021
	0
2.1(b)		Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)		Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)		Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

3.1		Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2		Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	7/8/2022

4.1		Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

10.1		System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/20/2022

10.2		Amended and Restated Backstop Facility Agreement, dated January 10, 2022, by and between Trebia Acquisition Corp. and Cannae Holdings, Inc.	8-K	001-39331	10.3	1/10/2022

10.3		Protected Support Agreement, dated as of June 28, 2021, by and among each of the Persons listed on Exhibit A thereto, JDI & AFH Limited, Protected.net Group Limited, Protected Security Holdings, LLC and Trebia Acquisition Corp.	S-4	333-260714	10.8	12/16/2021

31.1*		Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*		Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**		Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**		Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*		XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*		XBRL Taxonomy Extension Schema Document.

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysem1 Inc.

Date: August 15, 2022	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer