Form 10-Q
period 2022-09-30
System1, Inc.
filed 2022-11-14
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 91,455,846 Class A common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except for par values)

	Successor	Predecessor
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31,933	$47,896
Restricted cash, current	7,338	—
Accounts receivable	78,846	90,203
Prepaid expenses and other current assets	8,756	7,689
Total current assets	126,873	145,788
Restricted cash, non-current	2,772	743
Property and equipment, net	4,349	830
Internal-use software development costs, net	12,599	11,213
Intangible assets, net	506,018	50,368
Goodwill	904,240	44,820
Operating lease assets	6,893	—
Other non-current assets	708	3,149
Total assets	$1,564,452	$256,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,242	$72,846
Accrued expenses and other current liabilities	90,265	31,284
Protected.net incentive plan liability, current	19,266	—
Deferred revenue	68,289	1,971
Operating lease liabilities, current	2,102	—
Debt, net	14,954	170,453
Total current liabilities	207,118	276,554
Operating lease liabilities, non-current	6,406	—
Long-term debt, net	402,273	—
Warrant liability	18,158	—
Deferred tax liability	120,724	7,789
Protected.net incentive plan liability, non-current	11,517	—
Other liabilities	2,909	969
Total liabilities	769,105	285,312
Commitments and contingencies (Note 11)
EQUITY / MEMBERS' DEFICIT
Class A common stock - $0.0001 par value; 250,000 shares authorized, 91,490 Class A shares issued and outstanding as of September 30, 2022	9	—
Class C common stock - $0.0001 par value; 25,000 shares authorized, 21,747 Class C shares issued and outstanding as of September 30, 2022	2	—
Additional paid-in capital	767,169	—
Accumulated deficit	(150,016)	—
Members' deficit	—	(28,829)
Accumulated other comprehensive income	13	428
Total equity/members' deficit attributable to System1, Inc.	617,177	(28,401)
Non-controlling interest	178,170	—
Total equity/members' deficit	795,347	(28,401)
Total liabilities and equity/members' deficit	$1,564,452	$256,911
See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share and per unit data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Revenue	$201,176	$171,446	$587,081	$52,712	$488,586
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	137,681	128,885	410,370	41,760	365,837
Salaries, commissions, and benefits	55,862	15,139	144,876	35,175	48,032
Selling, general, and administrative	16,520	7,936	47,668	14,817	21,163
Depreciation and amortization	33,420	3,459	90,128	1,000	10,260
Total operating costs and expenses	243,483	155,419	693,042	92,752	445,292
Operating income (loss)	(42,307)	16,027	(105,961)	(40,040)	43,294
Other expense:
Interest expense, net	10,011	4,184	22,111	1,049	12,708
Change in fair value of warrant liabilities	4,489	—	14,111	—	—
Total other expense	14,500	4,184	36,222	1,049	12,708
Income (loss) before income tax	(56,807)	11,843	(142,183)	(41,089)	30,586
Income tax (benefit) provision	(19,228)	475	(32,480)	(629)	703
Net income (loss)	$(37,579)	$11,368	$(109,703)	$(40,460)	$29,883
Net loss attributable to non-controlling interest	(5,936)	—	(18,871)	—	—
Net income (loss) attributable to System1, Inc.	$(31,643)	$11,368	$(90,832)	$(40,460)	$29,883

Basic and diluted net loss per share	$(0.35)	n/a	$(1.02)	n/a	n/a
Weighted average number of shares outstanding - basic and diluted	91,002	n/a	88,716	n/a	n/a
Basic and diluted net income (loss) per unit	n/a	$0.55	n/a	$(1.97)	$1.46
Weighted average units outstanding - basic and diluted	n/a	20,488	n/a	20,488	20,488

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Net income (loss)	$(37,579)	$11,368	$(109,703)	$(40,460)	$29,883
Other comprehensive income (loss)
Foreign currency translation income (loss)	(354)	101	(126)	87	566
Comprehensive income (loss)	(37,933)	11,469	(109,829)	(40,373)	30,449
Comprehensive loss attributable to non-controlling interest	(6,124)	—	(19,010)	—	—
Comprehensive income (loss) attributable to System1, Inc.	$(31,809)	$11,469	$(90,819)	$(40,373)	$30,449

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Additional Paid-In-Capital		Accumulated Deficit		Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Successor:
For the period from January 27, 2022 to September 30, 2022
BALANCE—January 26, 2022	52,680	$5	—	$—	—	$—		$525,579		$(59,184)		$—	$—	$466,400
Effect of Merger transaction	29,017	3	22,077	2	2,900	—		157,046		—		—	198,691	355,742
BALANCE—January 27, 2022	81,697	8	22,077	2	2,900	—	—	682,625	—	(59,184)	—	—	198,691	822,142
Net loss	—	—	—	—	—	—		—		(29,991)		—	(8,068)	(38,059)
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—		25,500		—		—	—	25,500
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—		—		—		—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—		(6,752)		—		—	—	(6,752)
Other comprehensive income	—	—	—	—	—	—		—		—		(28)	(6)	(34)
Share-based compensation	—	—	—	—	—	—		27,167		—		—	—	27,167
Distribution to members	—	—	—	—	—	—		—		—		—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—		$728,540		$(89,175)		$(28)	$190,370	$829,718
Net loss	—	—	—	—	—	—		—		(29,198)		—	(4,867)	(34,065)
Exercise of warrants	3,969	—	—	—	—	—		27,989		—		—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	21	—	—	—	—	—		—		—		—	—	—
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—		585		—		—	—	585
Other comprehensive income	—	—	—	—	—	—		—		—		207	55	262
Share-based compensation	—	—	—	—	—	—		3,888		—		—	—	3,888
Distribution to members	—	—	—	—	—	—		—		—		—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9	22,077	$2	—	$—		$761,002		$(118,373)		$179	$184,304	$827,123
Net loss	—	—	—	—	—	—		—		(31,643)		—	(5,936)	(37,579)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	573	—	—	—	—	—		(2,035)		—		—	—	(2,035)
Conversion of Class C shares to Class A shares	330	—	(330)	—	—	—		—		—		—	—	—
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—		14		—		—	—	14
Other comprehensive income	—	—	—	—	—	—		—		—		(166)	(188)	(354)
Share-based compensation	—	—	—	—	—	—		8,188		—		—	—	8,188
Distribution to members	—	—	—	—	—	—		—		—		—	(10)	(10)
BALANCE—September 30, 2022	91,490	$9	21,747	$2	—	$—		$767,169		$(150,016)		$13	$178,170	$795,347

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Member's Deficit (Unaudited)
(In thousands)

	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2022 to January 26, 2022
BALANCE—January 1, 2022	$(28,829)	$428	$(28,401)
Net loss	(40,460)	—	(40,460)
Accumulated other comprehensive income	—	87	87
Share-based compensation expense	27,698	—	27,698
BALANCE—January 26, 2022	$(41,591)	$515	$(41,076)

	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2021 to September 30, 2021
BALANCE—January 1, 2021	$(47,886)	$(343)	$(48,229)
Net income	6,743	—	6,743
Accumulated other comprehensive income	—	441	441
Share-based compensation expense	146	—	146
Contribution from OpenMail	147	—	147
BALANCE—March 31, 2021	$(40,850)	$98	$(40,752)
Net income	11,772	—	11,772
Accumulated other comprehensive income	—	24	24
Share-based compensation expense	120	—	120
Distribution to Court Square Capital Partners	(1,814)	—	(1,814)
Contribution from OpenMail	3	—	3
Distribution to OpenMail	(877)	—	(877)
BALANCE—June 30, 2021	$(31,646)	$122	$(31,524)
Net income	11,368	—	11,368
Accumulated other comprehensive income	—	101	101
Share-based compensation expense	89	—	89
Distribution to Court Square Capital Partners	(4,088)	—	(4,088)
Contribution from OpenMail	109	—	109
Distribution to OpenMail	(3,014)	—	(3,014)
BALANCE—September 30, 2021	$(27,182)	$223	$(26,959)

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$(109,703)	$(40,460)	$29,883
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	90,128	1,000	10,260
Share-based compensation	79,802	27,698	334
Amortization of debt issuance costs	3,540	—	1,696
Noncash lease expense	(203)	115	—
Change in fair value of contingent consideration and CEO equity profit interest	—	(9)	4,363
Change in fair value of warrants	14,111	—	—
Deferred tax benefits	(37,827)	(816)	(731)
Changes in operating assets and liabilities
Accounts receivable	6,670	11,118	(14,449)
Prepaids and other assets	455	905	(4,798)
Accounts payable	1,981	(67,600)	12,535
Accrued expenses and other liabilities	(19,017)	57,170	65
Protected.net incentive plan liability	(10,000)	—	—
Deferred revenue	7,133	311	211
Other long-term liabilities	(26,549)	78	—
Net cash provided by (used for) operating activities	521	(10,490)	39,369
Cash flows from Investing Activities:
Purchases of property and equipment	(3,224)	—	—
Capitalized software development costs	(4,796)	(441)	(4,901)
Acquisition of businesses, net of cash acquired	(445,405)	—	—
Net cash used for investing activities	(453,425)	(441)	(4,901)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	449,000	—	—
Repayment of term loan	(182,488)	—	(9,886)
Member capital contributions	—	—	259
Payments for financing costs	(24,845)	—	—
Payments for earnouts	(1,715)	—	—
Taxes paid related to net settlement of restricted stock awards	(2,035)	—	—
Redemptions of class A common stock	(510,469)	—	—
Proceeds from warrant exercises	5,027	—	—
Cash received from the Backstop	246,484	—	—
Payments on contingent consideration from purchase of companies	—	—	(6,715)
Related party loan	—	—	(1,500)
Distributions to members	(1,511)	—	(9,793)
Net cash used for financing activities	(22,552)	—	(27,635)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(54)	(132)	363
Net increase (decrease) in cash, cash equivalents and restricted cash	(475,510)	(11,063)	7,196
Cash and cash equivalents and restricted cash, beginning of the period	517,553	48,639	29,013
Cash and cash equivalents and restricted cash, end of the period	$42,043	$37,576	$36,209
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$31,933	$36,833	$36,209
Restricted cash	10,110	743	—
Total cash, cash equivalents and restricted cash	$42,043	$37,576	$36,209

Supplemental cash flow information:
Cash paid for operating lease liabilities	$1,580	$175	$—
Operating lease assets obtained in exchange for operating lease liabilities	$2,064	$7,987	$—
Capitalized assets financed by accounts payable	$309	$—	$—
Tenant improvements paid by lessor	$139	$—	$—
Stock-based compensation included in capitalized software development costs	$340	$—	$—
See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS

System1, Inc. and subsidiaries (“System1” or the “Company”) operates an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and sells antivirus software packages to end user customers.

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

The Company, through its wholly owned subsidiary Protected.net Group Limited, a private limited company incorporated in England and Wales (“Protected.net”), also provides antivirus software solutions, offering its customers a single packaged solution that provides protection and reporting to the end user. The Company delivers its antivirus software solutions directly to end-user customers across the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs.

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

For the purposes of the condensed consolidated financial statements, periods on or before January 26, 2022 reflect the financial position, results of operations and cash flows of S1 Holdco, LLC, a Delaware limited liability company ("S1 Holdco") and its consolidated subsidiaries prior to the Merger (as defined in Note 3—MERGER), referred to herein as the “Predecessor,” and periods beginning on or after January 27, 2022 reflect the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries as a result of the Merger, referred to herein as the “Successor”.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

The Company was a special purpose acquisition company originally incorporated as a Cayman Islands exempted company on February 11, 2020 under the name Trebia Acquisition Corp. (“Trebia”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Merger”). On January 27, 2022, the Company consummated its Merger, which resulted in the acquisition of S1 Holdco and System1 SS Protect Holdings, Inc. (“Protected”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable.

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. S1 Holdco was deemed to be the predecessor entity based on an analysis. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger and (ii) the combined results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial statements include a Predecessor period, which includes the period through January 26,

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
2022 concurrent with the Merger, and a Successor period from January 27, 2022 through September 30, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of System1, Inc. and its subsidiaries for the Successor period, and S1 Holdco for the Predecessor periods. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements. The condensed consolidated financial statements have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements of S1 Holdco and related notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 19, 2022 (the “Prospectus”), but does not include all disclosures required by U.S. GAAP. The condensed consolidated statements of operations for the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through September 30, 2022 (Successor) are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

ASC 842 Adoption

On January 1, 2022, the Company adopted ASC 842, Leases, under the modified transition approach. This lease accounting standard provides several optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. Accordingly, for those leases that qualify, the Company did not recognize an operating lease asset or operating lease liability for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for its leases. The adoption of the lease standard did not have any effect on its previously reported condensed consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The Company recorded $6,786 of operating lease assets, $7,987 of lease liabilities and reclassified $1,201 of deferred rent liabilities as a reduction to the beginning operating lease assets upon implementation of ASC 842. See Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Leases and Note 7—LEASES for additional details.

Capital Resources, Liquidity, and Concentrations

To date, the Company’s available liquidity and operations have been financed through the initial public offering of Trebia, the Merger (as defined in Note 3—MERGER), credit facilities, and cash flows from operations. The Company is subject to certain business and operational risks, including competition from alternative technologies, as well as dependence on key Advertising Partners, key employees, key contracts, and growth to achieve its business and operational objectives.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The following table illustrates the level of concentration as a percentage of total revenues for its key Advertising Partners:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Google	67%	84%	70%	88%	84%
Microsoft	3%	5%	3%	4%	5%

As of September 30, 2022, the Company has (i) two paid search advertising partnership contracts with Google, and (ii) one paid search advertising partnership contract with Microsoft. One of the Google contracts was renewed with an effective date of March 1, 2021, and has a two-year term through February 28, 2023. The other Google contract was renewed with an effective date of August 1, 2021, and has a two-year term through July 31, 2023. The Company renewed its advertising contract with Microsoft with an effective date of July 1, 2022, and has a three-year term through June 30, 2025. All three agreements may be terminated by the respective Advertising Partner immediately or with minimal notice under certain circumstances.
Accounts receivable are primarily derived from Advertising Partners located within the United States. As of September 30, 2022 (Successor), two of the Company’s largest Advertising Partners, Google and Yahoo, represented 64% and 12%, respectively, of the Company’s accounts receivables balance. As of December 31, 2021 (Predecessor), these two Advertising Partners represented 72% and 10%, respectively, of the Company’s accounts receivable balances.

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

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to: (1) valuation of goodwill, acquired intangible assets and long-lived assets, (2) valuation and recognition of the Company's share-based compensation awards, (3) income taxes, (4) contingent consideration and (5) determination of the fair value of the warrant liabilities. Significant estimates affecting the condensed consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. Management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits.

Accounts Receivable

Accounts receivable primarily represent amounts due from Advertising Partners, and these accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest. The Company does not require collateral for its accounts receivable. The Company considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer and current economic industry trends. These accounts receivables have historically been paid on a timely basis. Due to the

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection and therefore no allowance for doubtful accounts was required as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor). The payment terms for the Company's accounts receivable are typically 30 days.

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
Foreign Currency

The Company’s reporting currency is the U.S. Dollar. The balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The statements of operations amounts have been translated using the average exchange rate for the month in which the activity related. Accumulated net translation adjustments and foreign currency transaction gains/losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency were not material.

Warrant Liability

The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”; which are discussed in further detail in Note 13—WARRANTS and Note 14—FAIR VALUE MEASUREMENT) in accordance with ASC 815-40 under which the Warrants do not meet the criteria for equity classification, and therefore must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants has been estimated using the fair value of the Public Warrants.

Fair Value of Financial Instruments

The provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), relate to financial and nonfinancial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. ASC 820 provides a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date.

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

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s own assumptions about current market conditions and require significant management judgment or estimation.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, other assets accounted for at fair value, accounts payable, accrued liabilities, and warrant liabilities. Cash equivalents and restricted cash are stated at fair value on a recurring basis. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. As of September 30, 2022, the Company's outstanding debt included a Term Loan, of which its fair value was estimated using an observable market quotation (Level 2). The carrying value and estimated fair value of the Term Loan were $368,228 and $374,400, respectively, as of September 30, 2022. Refer to Note 12—DEBT, NET for additional information.

The Company does not have any assets, with the exception of cash, cash equivalents and restricted cash, that are required to be carried at fair value on a recurring basis at September 30, 2022 (Successor) and December 31, 2021 (Predecessor). The Company’s liabilities measured at fair value relate to the Public Warrant liabilities (Level 1), Private Placement Warrant liabilities (Level 2), the former CEO of S1 Holdco's equity profits interest liability (Level 3), and contingent consideration (Level 3).

Certain assets, including goodwill, intangible assets and long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. The Company determines the fair value by applying observable inputs to calculate the present value of these assets. To date, no material impairments have been recorded on those assets.

Restricted Cash

The Company had restricted cash of $10,110 and $743 as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The Company’s restricted cash as of September 30, 2022 (Successor) primarily consists of (i) cash held as collateral at one of the Company’s financial institutions to secure the Company’s letter of credit issued in favor of its landlord under the lease for its corporate office in Marina del Rey, California, (ii) merchant reserve balances with its credit card processors held due to arrangements under which the Company's credit card processors withhold certain credit card funds to cover potential charge backs initiated by the Company’s customers, (iii) the escrow account balance related to the portion of unvested equity awards as of the closing of the Merger that will be cash settled and will be released to the Company's employees as the service requirement is completed, (iv) the escrow account balance related to the indemnification obligations related to its RoadWarrior acquisition and (v) the escrow account balance related to the postcombination compensation arrangement related to the CouponFollow acquisition. The amount of restricted cash as of December 31, 2021 (Predecessor) relates to cash held as collateral at one of the Company’s financial institutions to secure the Company’s letter of credit issued in favor of its landlord under the lease for its corporate office in Marina del Rey, California.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The estimated useful lives of the Company’s property and equipment for purposes of computing depreciation are as follows:

Useful Life
(Years)
Computer equipment	3
Office equipment	3
Software	4
Furniture, fixtures and equipment	3	-	7
Motor vehicles	4
Leasehold improvements	Shorter of the remaining lease term or estimated useful life for leasehold improvements.

Internal-use Software Development Costs, net

Internal-use software development costs are stated at cost, less accumulated amortization. The Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure, including continuing to develop and deploy its RAMP platform. These costs are comprised of personnel costs, which include salaries, bonuses, stock-based compensation and employee benefits’ expenses for employees who are directly associated with, and who devote significant time to, software projects, as well as external direct costs of materials and services consumed in developing or obtaining the software. Internal-use software development costs that do not meet the qualification for capitalization are expensed as incurred, and correspondingly recorded in Salaries, commissions, and benefits expense in the condensed consolidated statement of operations.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate that their carrying value may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used; significant adverse changes in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of its long-lived assets by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining useful lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment has occurred. For the periods presented in this quarterly report, the Company has not recorded any impairments of long-lived assets.

Business Combinations

The results of a business acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided which may consist of cash, equity, or a combination of the two, paid in a business combination for the identifiable assets and liabilities of the acquired business at their acquisition-date fair values. Any excess amount paid over the identifiable net assets is recorded as goodwill. The process for estimating the fair values of the acquired business involves the use of significant estimates and assumptions, including estimating average industry purchase price multiples, customer and service attrition rates and estimating future cash flows. The Company estimates the fair value based on assumptions which the Company's management believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
conclusion of the measurement period, any subsequent adjustments are reflected in the Company’s condensed consolidated statements of operations.

Transaction costs associated with business combinations are expensed as incurred and are included in Selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. When purchase consideration includes contingent consideration, the Company records the fair value of the contingent consideration as of the date of acquisition, and subsequently remeasures the contingent consideration at fair value as of each reporting date through the Company’s condensed consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and identifiable intangibles in a business combination. The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which requires the Company to test goodwill at the reporting unit level for impairment at least annually.

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

The determination of fair value(s) requires the Company to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from a market participant perspective, discount rates, industry data and management’s prior experience. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

The Company tests for goodwill impairment annually at December 31st. For the periods presented in this quarterly report, there were no triggering events identified, and therefore no impairment charges recorded on goodwill during the interim periods were required.

Leases

On January 1, 2022, the Company adopted ASC 842, Leases, and recognized operating lease assets and operating lease liabilities in its condensed consolidated balance sheet.

A contract is or contains a lease when, (1) the contract contains an identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. The Company assesses whether an arrangement is or contains a lease at commencement of the contract. For all leases, other than those that qualify for the short-term recognition exemption, the Company recognizes as of the lease commencement date, on the balance sheet a liability for its obligation related to the lease and a corresponding asset representing the Company’s right to use the underlying asset over the period of use.

The Company’s operating leases are included in operating lease assets and operating lease liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2022 (Successor). An operating lease asset represents the Company’s right to use an underlying asset for the lease term and an operating lease liability represents the Company’s obligation to make lease payments arising from the lease.

Operating lease assets and operating lease liabilities are initially recorded based on the present value of lease payments over the lease term, which may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company’s leases is not readily determinable, the incremental borrowing rate based on the information available on the

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
commencement date of the lease is used to determine the present value of lease payments, which include taxes, insurance, utilities and maintenance costs.

Operating lease assets include any lease incentives. Lease agreements with lease and non-lease components are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the term of the lease. Operating lease expenses are included in Selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

See Note 7—LEASES for additional details.

Revenue
The Company recognizes revenue when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company determines revenue recognition through the following steps:

•Identification of a contract with a customer,
•Identification of the performance obligations in the contract,
•Determination of the transaction price,
•Allocation of the transaction price to the performance obligations in the contract, and
•Recognition of revenue when or as the performance obligations are satisfied.

The Company’s revenue is principally derived from the following areas:

Advertising and Other Revenue

The Company earns revenue by directly acquiring traffic to its owned and operated websites and utilizing its RAMP platform and related services to connect its Advertising Partners to its owned and operated websites. For this revenue stream, the Company is the principal in the transaction and reports revenue on a gross basis for the amounts received from its Advertising Partners. For this revenue, the Company has determined that it is the principal since it has a risk of loss on the traffic that it is acquiring for monetization with its Advertising Partners, and, in the case of its owned and operated websites, the Company maintains the website, provides the content and bears the cost and risk of loss associated with its websites’ advertising space.

Revenue is also earned from revenue-sharing arrangements with the Company’s Network Partners for the use of its RAMP platform and related services that enable them to direct advertising provided by our Advertising Partners to their advertising inventory. The Company has determined it is the agent in these transactions and reports revenue on a net basis, because (a) the Company does not control the underlying advertising space, (b) the Company does not acquire the traffic and does not have risk of loss in connection therewith and (c) the pricing is in the form of a substantively fixed-percentage revenue-sharing arrangement. The Company reports this revenue on a net basis with respect to the amount retained under its revenue-sharing arrangements, which represents the difference between amounts received by the Company from the Advertising Partners, less amounts remitted to the Network Partners based on underlying contracts.

The Company recognizes revenue upon delivering traffic to its Advertising Partners based on a cost-per-click or cost-per-thousand impression basis.

Subscription Revenue

In connection with the Merger and acquisition of Protected.net discussed in Note 3—MERGER, the Company is also engaged in selling antivirus, adblock, webshield and VPN software as a service subscription ("SaaS") to customers. The subscription business provides real-time antivirus protection, a safe-browsing feature, adblocking, blocking of malicious websites and data breach monitoring. Subscription revenue is primarily derived from the (i) delivery of the antivirus software and (ii) delivery of the additional add-on service(s), which all are provided on a fixed-price

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
basis. The performance obligations related to subscription, maintenance and support are satisfied over the term of the customer contract and the associated subscription revenue is recognized over the contract term on a ratable basis, which is consistent with transfer of control. The Company’s services rendered to customers are generally paid for in advance with cash receipts recorded as deferred revenue, which represents a liability under a noncancelable contract.

Cost of Revenues

Cost of revenues primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to the Company’s websites and subscription services, as well as content, publishing, domain name registration costs, licensing costs to provide mapping services to Mapquest.com, credit card processing fees, and licensing costs related to the antivirus and other software available via APIs for sale and distribution of its SaaS products to end customers. The Company does not pay for costs up-front. Incentive payments or bonuses and such costs are expensed as incurred.

Salaries, Commissions, and Benefits
Salaries, commissions and benefits expenses include salaries, bonuses, stock-based compensation, non-capitalized personnel costs incurred in the internal-use software development, and employee benefits costs.

Share-Based Compensation

Compensation cost related to share-based payments is measured based on the fair value of the units issued and recognized within “Salaries, commissions, and benefits” in the company’s condensed consolidated statement of operations. The Company has elected to treat share-based payment awards with time-based service condition(s) only as a single award, with the related compensation expense recognized on a straight-line basis. The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following:

•Fair Value of common stock: S1 Holdco’s equity was not publicly traded, therefore the fair value was determined by S1 Holdco’s board of directors, with input from management and contemporaneous valuation reports prepared by a third-party valuation specialist.
•Expected Term: The expected term of the award is estimated by considering the contractual term and vesting period of the award, the employees’ expected exercise behavior and the post-vesting employee turnover rate. For non-employees, the expected life equals the contractual term of the award.
•Risk-free Interest Rate: The risk-free interest rate is based on published U.S. Treasury Department interest rates for the expected term of the underlying award.
•Volatility: The volatility was based on the expected unit price volatility of the underlying units over the expected term of the award which is based upon historical share price data of an index of comparable publicly traded companies.

Pursuant to the Merger, the Company was required to replace certain profits interests awards with restricted stock units (“RSUs”) in System1 (the “Replacement Awards”). The Company’s fair value of these Replacement Awards was derived from the market price of its Class A common stock, which is traded on the NYSE. The Merger triggered a liquidating event, therefore, the portion of the Replacement Awards issued in connection with the Merger that was associated with services rendered through the date of the Merger are included in the total consideration transferred. With regards to the remaining portion of the Replacement Awards, the Company continues to recognize compensation expense on a graded basis over the requisite service period for each award and recognizes forfeitures as they occur.

For awards granted subsequent to the Merger, the Company’s fair value of the related restricted stock units was derived from the market price of its Class A common stock, which is traded on the NYSE. As these awards are subject only to time-based service conditions, the Company recognizes compensation expense for these awards on a straight-line basis over the requisite service period for each award and recognizes forfeitures as they occur.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Liability Awards

In connection with the Merger and acquisition of Protected.net described in Note 3—MERGER, the Company effected an incentive plan for eligible recipients which is payable in a fixed value of fully-vested shares of the Company’s Class A common stock upon the satisfaction of certain performance and service conditions (the “Protected.net Incentive Plan”).

In connection with the acquisition of CouponFollow described in Note 4—ACQUISITIONS the Company effected an incentive plan for eligible recipients, which, at the Company’s option, is payable in cash or fully-vested shares of the Company’s Class A common stock upon the satisfaction of certain performance and service conditions (the “CouponFollow Incentive Plan”).

The Company recognizes compensation cost for these liability awards with performance and service conditions if and when it is deemed probable that the performance condition will be achieved. The probability of vesting is evaluated at each reporting period taking into consideration actual results to-date and forecasts and compensation cost adjusted to reflect the completed portion of the service period with a graded vesting attribution. Refer to Note 18—SHARE-BASED COMPENSATION for additional information.

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

Income Taxes

The Company is the sole managing member of S1 Holdco and, as a result, consolidates the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by the Company. Various subsidiaries of the Company are subject to income tax in the United States and in other countries.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”, as applicable) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of operations. If the Company determines that it would not be able to realize its DTAs in the future in excess of their net recorded amount, it would make an adjustment to the DTA valuation allowance, which would increase the provision for income taxes.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of its technical merits and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes both accrued interest and penalties, when appropriate, in the provision for income taxes in the accompanying condensed consolidated statements of operations.

Non-Controlling Interest

The Company reports a non-controlling interest representing the economic interest in S1 Holdco held by certain individuals and entities other than the Company. The non-controlling interest is comprised of certain selling equity holders of S1 Holdco that retained an economic interest in S1 Holdco through their ownership of Class B units in S1 Holdco as of the closing of the Merger, along with the same number of corresponding shares of Class C common stock in the Company. The non-controlling interest holders may, from time to time, require the Company to redeem all or a portion of their economic interest via a redemption of their Class B units in S1 Holdco together with surrendering their corresponding shares of Class C common stock in the Company in exchange for shares of Class A common stock on a one-for-one basis. As future redemptions occur, this will result in a change in ownership and reduce the amount recorded as non-controlling interest and a corresponding increase in additional paid-in capital. As additional shares of Class A common stock are issued at the Company level, Class A units in S1 Holdco are issued to the Company to maintain a one-to-one ratio of Class A common stock outstanding to the Company's Class A units in S1 Holdco.

The following tables summarizes the ownership interest in S1 Holdco as of September 30, 2022 (Successor).

	Units	Ownership %
Class A units of S1 Holdco	91,490	80.8%
Class B units of S1 Holdco	21,747	19.2%

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

3.MERGER

On June 28, 2021, the Company entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (the “Business Combination Agreement”) by and among S1 Holdco, Trebia, and Protected (collectively, the “Companies”). On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company is organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. The combined Companies’ business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares, warrants and units ceased trading on the NYSE, and System1 Inc.'s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger was a combination of cash, Class A common stock and Class C common stock.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The aggregate cash consideration under the Business Combination Agreement (“Closing Cash Consideration”) was $442,168.

The aggregate equity consideration under the Business Combination Agreement was $421,047, consisting of Replacement Awards and shares of Class A common stock. The fair value of the Class A common stock was determined by utilizing the transaction closing price per share per the Business Combination Agreement of $10.00 and a discount of 10%, as the shares were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics.

Additionally, the aggregate Class B units in S1 Holdco retained by S1 Holdco equity holders at the Closing Date resulted in a non-controlling interest. The 22,077 Class B units in S1 Holdco and the corresponding Class C common stock in the Company were determined to have an estimated value of $198,691. As the Class B units in S1 Holdco together with the corresponding shares of Class C common stock in the Company are exchangeable for shares of Class A common stock on a one-for-one basis, the fair value was determined using the same method as for the shares of Class A common stock, utilizing the transaction closing price of $10.00 and a discount of 10% (as the units and the corresponding shares of Class C common stock were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics). The fair value of $198,691 was recorded as non-controlling interest in the accompanying condensed consolidated balance sheet and presented as non-controlling interests in the accompanying condensed consolidated statements of changes in stockholders' equity.

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”) entered into a backstop agreement (the “Backstop Agreement”) whereby Cannae agreed, subject to the other terms and conditions, to subscribe for System1 Class A common stock in order to fund a certain amount of redemptions by shareholders of System1 redeemed at the Closing Date. As a result of shareholder redemptions, System1 shareholders provided $7,031 of the cash used to fund the Closing Cash Consideration, and Cannae provided $246,484 of the cash used to fund the Closing Cash Consideration pursuant to its obligations under the Backstop Agreement.

Concurrently with the Merger, System1 entered into a tax receivable agreement with certain of the then-existing members of S1 Holdco, (the “Tax Receivable Agreement” or “TRA”), pursuant to which, among other things, the parties to the Tax Receivable Agreement agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income taxes that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B units in S1 Holdco (together with the corresponding shares of the Company’s shares of Class C common stock) in exchange for shares of the Company’s Class A common stock. As of the Closing Date, the fair value of obligations under the TRA were determined to be zero as any tax savings were uncertain. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability are recognized in earnings. Refer to TRA discussion in Note 10—INCOME TAXES.

The Business Combination Agreement that gave effect to the Merger, also included the Protected.net Incentive Plan. Refer to Note 18—SHARE-BASED COMPENSATION for additional information.

The Company adopted ASU No. 2021-08 on January 1, 2022 and accordingly, has recorded contract assets and contract liabilities acquired as part of the Merger based on what the Company would have recorded under ASC 606, Revenue from Contracts with Customers, as of the acquisition date, as if the Company had entered into the original contract at the same date and on the same terms as S1 Holdco and Protected.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The purchase consideration was allocated to the following assets and liabilities.

Amount
Tangible assets acquired and liabilities assumed:
Cash and marketable securities	$68,748
Accounts receivable	79,086
Prepaid expenses	10,804
Property, plant & equipment, net	1,551
Internal-use software development costs, net	11,316
Other assets	6,946
Accounts payable	(9,798)
Deferred revenue	(60,768)
Accrued expenses and other current liabilities	(99,726)
Notes payable	(172,038)
VAT tax liability	(12,280)
Deferred tax liabilities	(142,806)
Other liabilities	(8,474)
Total tangible assets acquired and liabilities assumed	(327,439)
Intangible assets	555,500
Goodwill	833,845
Net assets acquired	$1,061,906

Consideration:
Cash	$442,168
Equity	421,047
Total consideration	863,215
Noncontrolling interest	198,691
Total	$1,061,906

During the three months ended September 30, 2022, the Company reduced the DTL related to the acquisition by $2,468 due to a refinement of acquired tax attributes related to the period prior to the Merger. This adjustment was recorded as a measurement period adjustment during the three months ended September 30, 2022, and accordingly, goodwill was reduced by the corresponding amount.

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

Customer relationships – The value of customer relationships represent the fair value of future projected revenues that will be derived from the sale to customers acquired. The Company valued customer relationships using an

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
excess-earnings method utilizing distributor inputs. Key assumptions include customer attrition rate, revenue growth rate, existing customer revenue, deferred revenue, and a discount rate.

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

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if the Merger occurred as of January 1, 2021. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the Merger and acquisitions of Answers, CouponFollow and RoadWarrior (each as defined in Note 4—ACQUISITIONS) occurred January 1, 2021. The pro forma results do not include any anticipated cost synergies or other effects of the combined company. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2022	September 30, 2021
Pro forma revenue	$218,590	$657,186	$630,822
Pro forma net (loss)	$(22,362)	$(95,189)	$(141,058)

4.ACQUISITIONS

Answers Holdings, Inc.

On May 4, 2022, the Company acquired the assets of Answers Holdings, Inc. and its subsidiaries, collectively ("Answers") for total cash consideration of $4,632. The acquisition of Answers constitutes a business combination under ASC 805.

The acquisition expands the Company's portfolio of Owned & Operated publishing sites and search destinations to include a destination for higher education and lifelong learning content. The results of Answers' operations since the date of the acquisition have been included in the Company's condensed consolidated financial statements. The amounts of revenue and net loss for the period from May 4, 2022 to September 30, 2022 (Successor) were $607 and $456, respectively, and the amounts of revenue and net loss for the three months ended September 30, 2022 (Successor) were $534 and $403, respectively. The operating results of Answers are reported within the Owned and Operated segment prospectively from the date of acquisition.

The total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The purchase price is preliminary and may be subject to additional adjustments, including working capital adjustments. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The purchase consideration was allocated to the following assets and liabilities:

Amount
Assets acquired and liabilities assumed:
Working capital	$32
Trademark - 10 years weighted average useful life	1,100
Goodwill	3,500
Net assets acquired	$4,632

Total consideration:
Cash	$4,632

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

NextGen Shopping, Inc.

On March 4, 2022, the Company acquired NextGen Shopping, Inc. (d/b/a “CouponFollow”) for total cash consideration of $75,087, of which $16,446 was deferred, $5,600 was held-back, and $25,500 related to the fair value of 2,000 shares of Class A common stock issued. The fair value of the shares of Class A common stock was determined by utilizing the closing price per share of the Company's Class A common stock listed on the NYSE as of March 3, 2022, and a discount rate of 7.5%, as the shares were not immediately available for sale upon issuance, and this restriction was deemed to be a function of the security characteristics. During the three months ended June 30, 2022, the deferred consideration of $16,446 was paid. The held-back consideration amount will become payable eighteen months subsequent to the acquisition date, subject to the Company's satisfaction of any potential post-closing purchase price adjustments and indemnification claims. The cash payment included the transaction costs of $3,129 that the Company paid on behalf of CouponFollow in connection with the closing of the transaction. The acquisition of CouponFollow constitutes a business combination under ASC 805.

In conjunction with the acquisition, the Company also committed to pay postcombination compensation of $8,500, which is payable in cash and subject to continued services from certain individuals of CouponFollow. Separately, in conjunction with the acquisition, the Company entered into the CouponFollow Incentive Plan, providing up to $10,000 of postcombination compensation which is payable in stock or cash at the option of the Company, and subject to continued service from certain individuals, and up to $25,000 which is payable in stock or cash at the option of the Company contingent upon achieving certain financial thresholds and the continued employment of certain key individuals of CouponFollow. Refer to Note 18—SHARE-BASED COMPENSATION for additional information.

The acquisition leverages CouponFollow’s reputation, software and large organic traffic to vertically integrate with the Company’s RAMP platform and generate paid traffic for shopping-related products. The results of CouponFollow’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements from March 4, 2022. The amounts of revenue and net income for the period from March 4, 2022 to September 30, 2022 (Successor) were $12,658 and $1,882, respectively, and the amounts of revenue and net income for the three months ended September 30, 2022 (Successor) were $5,342 and $22, respectively. The operating results of CouponFollow are reported within the Owned and Operated segment prospectively from the date of acquisition.

The total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The purchase price is preliminary and may be subject to additional adjustments,

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
including working capital adjustments. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The purchase consideration was allocated to the following assets and liabilities:

Amount
Cash and cash equivalents	$21,232
Accounts receivable	5,860
Other current assets	446
Accounts payable	(116)
Accrued expenses and other current liabilities	(955)
Deferred tax liabilities	(8,094)
Assets acquired and liabilities assumed	18,373
Intangible assets	30,300
Goodwill	51,914
Net assets acquired	$100,587

Consideration:
Cash	$75,087
Equity	25,500
Total consideration	$100,587

Upon the initial acquisition accounting for CouponFollow during the three months ended March 31, 2022, the Company recorded total cash consideration of $78,426. During the three months ended June 30, 2022, the Company reduced this amount by $3,339 due to an error in the determination of consideration. This adjustment was recorded during the three months ended June 30, 2022, and accordingly, goodwill was reduced by the corresponding amount.

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is not deductible for tax purposes. The Company incurred $73 in transaction costs related to the acquisition in the period from January 27, 2022 through September 30, 2022 (Successor). There were no transaction costs related to the acquisition in the period from January 1, 2022 through January 26, 2022 (Predecessor).

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
RoadWarrior, LLC

On February 9, 2022, the Company acquired the assets of RoadWarrior, LLC (“RoadWarrior”) for total cash consideration of $19,636. The acquisition of RoadWarrior constitutes a business combination under ASC 805.
The acquisition expands the Company’s Mapquest.com website technology, and provides additional functionality for customers centered around route planning for delivery drivers and teams. The results of RoadWarrior’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements. The amounts of revenue and net income for the period from February 9, 2022 to September 30, 2022 (Successor) were $3,395 and $2,192, respectively, and the amounts of revenue and net income for the three months ended September 30, 2022 were $1,158 and $500, respectively. The operating results of RoadWarrior are reported within the Owned and Operated segment prospectively from the date of acquisition.

The total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The purchase price is preliminary and may be subject to additional adjustments, including working capital adjustments. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date.

The purchase consideration was allocated to the following assets and liabilities:

Amount
Working capital	$155
Intangible assets	4,500
Goodwill	14,981
Net assets acquired	$19,636

Total consideration:
Cash	$19,636

Upon the initial acquisition accounting for RoadWarrior during the three months ended March 31, 2022, the Company recorded total consideration of $20,317, which included contingent consideration of $681. During the three months ended September 30, 2022, the Company received additional information clarifying the amount originally designated as contingent consideration did not qualify as consideration. This adjustment was recorded as a measurement period adjustment during the three months ended September 30, 2022, and accordingly, goodwill was reduced by the corresponding amount.

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is deductible for tax purposes over 15 years. The Company incurred $286 in transaction costs related to the acquisition in the period from January 27, 2022 through September 30, 2022 (Successor).

Following are the details of the purchase price allocated to the intangible assets for the RoadWarrior acquisition:

	Amount	Weighted Average Useful Life (in Years)
Trademark	$2,200	10
Software	1,000	4
Customer relationships	1,300	3
Total	$4,500

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
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

5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Computer equipment	$793	$415
Motor vehicles	234	—
Furniture and equipment	1,112	475
Leasehold improvements	2,715	976
Property and equipment—gross	4,854	1,866
Less accumulated depreciation	(505)	(1,036)
Property and equipment—net	$4,349	$830

Total depreciation expense on property and equipment was as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Depreciation expense	$252	$73	$520	$16	$243

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
6.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2022 (Successor), increased from the acquisitions of S1 Holdco, Protected.net, CouponFollow, RoadWarrior and Answers in 2022. The goodwill additions and balances since the Merger, by reportable segments, were as follows:

	Owned and Operated	Partner Network	Subscription	Total
Goodwill additions and balances at September 30, 2022 (Successor)	$479,606	$28,553	$396,081	$904,240

Goodwill as of December 31, 2021 (Predecessor), resulted from the acquisitions of Concourse Media, Mapquest, and Waterfox in 2019 and the prior acquisitions of InfoSpace/How-Stuff-Works in 2016 and Qool Media, Inc. in 2017. There was no Goodwill activity for the period January 1, 2021 through January 26, 2022 (Predecessor). Goodwill by reportable segments as of December 31, 2021 was as follows:

	Owned and Operated	Partner Network	Total
Goodwill at December 31, 2021 (Predecessor)	$24,403	$20,417	$44,820

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Internal-use software development costs and intangible assets

Internal-use software development costs and intangible assets consisted of the following:

	September 30, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$15,591	$(2,992)	$12,599
Intangibles:
Developed technology	$198,127	$(33,399)	$164,728
Trademarks and trade names	272,953	(18,112)	254,841
Software	3,900	(562)	3,338
Customer relationships	116,600	(33,489)	83,111
Total intangible costs	$591,580	$(85,562)	$506,018

	December 31, 2021 (Predecessor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$21,274	$(10,061)	$11,213
Intangibles:
Developed technology	$8,398	$(7,242)	$1,156
Trademarks and trade names	69,007	(21,375)	47,632
Professional service agreement	3,100	(2,359)	741
Customer relationships	1,500	(661)	839
Total intangible costs	$82,005	$(31,637)	$50,368

The internal-use software development costs include capitalized costs not ready for its internal use of $5,538 and $2,540 as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Amortization expense for internal-use software development	$1,145	$1,300	$4,045	$355	$3,545
Amortization expense for intangible assets	$32,023	$2,086	$85,563	$629	$6,472

No impairment of internal-use software development cost or intangible assets was identified for any of the periods presented.

The weighted average amortization period for all intangible assets is 7 years.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
As of September 30, 2022 (Successor), the expected amortization expense associated with the Company’s intangible assets and internal-use software development costs was as follows:

Amortization Expense
Remainder of 2022	$33,698
2023	109,983
2024	103,467
2025	91,807
2026	40,405
Thereafter	139,257
Total amortization expense	$518,617

7.LEASES

The Company leases office facilities under noncancelable operating lease agreements. During the period from January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 through September 30, 2022 (Successor), the Company had leases for office facilities in Marina del Rey, California; Bellevue, Washington; and Guelph, Canada.

In March 2021, S1 Holdco entered into an agreement for a sublease of an office space facility in Marina Del Rey, California. The initial term of the sublease expires November 2025 and currently does not provide an option for renewal.

The components of lease expense were as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2022	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Operating lease expense	$404	$1,386	$142
Short-term lease expense	216	611	12
Variable lease expense	111	235	—
Total lease expense	$731	$2,232	$154

Supplemental information related to leases was as follows:

Successor
As of September 30, 2022
Weighted average remaining lease terms (in years):	7.1
Weighted average discount rate	5.2%

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows as of September 30, 2022 (Successor):

Successor
As of September 30, 2022
Operating leases:
Remainder of 2022	$617
2023	2,508
2024	2,579
2025	2,235
2026	268
Thereafter	1,489
Total lease payments	$9,696
Less: Imputed interest	(1,188)
Present value of operating lease liabilities	$8,508

Rent expense was $581 and $1,643 for the three and nine months ended September 30, 2021 (Predecessor), respectively, which was included in Selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. As of December 31, 2021 (Predecessor), the expected future operating lease obligation were as follows:

Predecessor
As of December 31, 2021
Year ending
2022	$1,957
2023	$1,950
2024	$1,950
2025	$1,663

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Payable to employees	$13,142	$10,091
Accrued marketing expenses	42,315	144
Accrued professional fees	1,728	6,242
VAT tax liability	4,718	—
Accrued tax liability	1,176	361
Holdback liability	6,819	—
Accrued revenue share [1]	10,973	—
Contingent consideration	—	1,682
Former CEO profit interest	—	11,132
Other liabilities	9,394	1,632
Accrued expenses and other current liabilities	$90,265	$31,284

1 Accrued revenue share of $9,475 was included in Accounts payable in the condensed consolidated balance sheet as of December 31, 2021.

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

9.DEFERRED REVENUE

Deferred revenue activities for the period January 1, 2021 through December 31, 2021 (Predecessor), January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 through September 30, 2022 (Successor) are as follows:

Deferred Revenue
January 1, 2021 (Predecessor)	$1,889
Additions	5,116
Revenue recognized	(5,034)
December 31, 2021 (Predecessor)	$1,971

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Deferred Revenue
January 1, 2022 (Predecessor)	$1,971
Additions	620
Revenue recognized	(309)
January 26, 2022 (Predecessor)	$2,282

Deferred Revenue
January 27, 2022 (Successor)	$—
Additions*	187,383
Revenue recognized	(119,094)
September 30, 2022 (Successor)	$68,289

* Includes $61,156 from the 2022 acquisitions.

During the periods January 27, 2022 through September 30, 2022 (Successor), January 1, 2022 through January 26, 2022 (Predecessor), and January 1, 2021 through December 31, 2021 (Predecessor), $0, $309, and $1,889, respectively, of the deferred revenue recognized existed at the beginning of each respective period.

We expect to recognize revenue related to the remaining performance obligations within the next twelve months.

10.INCOME TAXES

The Company is the sole managing member of S1 Holdco and, as a result, consolidates the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by the Company.

The following table presents the Company’s Income tax (benefit) provision and the effective income tax rate:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Income tax (benefit) provision	$(19,228)	$475	$(32,480)	$(629)	$703
Effective tax rate	34%	4%	23%	2%	2%

The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the income (loss) before income taxes due to the exclusion of non-controlling income (loss), state taxes, foreign rate differential, non-deductible expenses, outside basis adjustments, and Global Intangible Low-taxed Income.

The Company evaluates the realizability of its DTA on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a DTA may not be realized. As of September 30, 2022, there were no material changes to the Company's valuation allowance and the Company's assessment of the realizability of its DTA.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $99 for the period from January 27, 2022, through September 30, 2022 (Successor).

The Company files income tax returns in the U.S. federal, states, and various foreign countries. For U.S. federal income tax purposes, as of September 30, 2022 (Successor), the year 2018 and later tax years remain open for examination by the tax authorities. For foreign income tax purposes, as of September 30, 2022 (Successor), the year 2016 and later tax years remain open for examination by the tax authorities under the Netherland’s five-year statute of limitations.

The Company contributed all the net assets of CouponFollow to a lower entity taxed as a partnership, System1 OpCo, LLC ("System1 OpCo”). The contribution qualified as a transaction among or with noncontrolling shareholders, which is accounted for as an equity transaction. As a result, the Company recorded $6,112 to additional paid-in-capital for the tax effects of the contribution with an offsetting entry to deferred tax liability in accordance with ASC 740-20-45-11(c).

Tax Receivable Agreement

Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of S1 Holdco when LLC Interests are redeemed or exchanged by the other members of S1 Holdco. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities.

On January 27, 2022, the Company entered into a Tax Receivable Agreement with certain of the then-existing members of S1 Holdco that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of (i) increases in the Company's share of the tax basis in the net assets of S1 Holdco resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the “TRA Payments”). The Company expects to benefit from the remaining 15% of any tax benefits that may actually realize.

As of September 30, 2022, the Company acquired an aggregate of 330 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in S1 Holdco subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability in the amount of $1,041 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the nine months ended September 30, 2022, and September 30, 2021, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. As of September 30, 2022, the total amount of TRA Payments due under the Tax Receivable Agreement, was $1,041.

11.COMMITMENTS AND CONTINGENCIES

In June 2021, the S1 Holdco entered into a multi-year agreement with a service provider whereby the Company is contractually obligated to spend $8,000 between July 2022 and June 2023. As of September 30, 2022 (Successor), the Company remains contractually obligated to spend $5,933 towards this commitment.

As of September 30, 2022, the Company had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities. Refer to Note 7—LEASES for additional information regarding lease commitments.

Litigation

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

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

In July 2021, System1 OpCo (f/k/a System1, LLC) received initial correspondence from counsel for a United Kingdom-based marketing research company and its United States subsidiary (collectively, the “Demanding Group”) alleging trademark infringement (i) based on its use of the “SYSTEM1” trade name and mark in the United States, and (ii) subsequently based on its use of the “SYSTEM1” trade name and mark in the United Kingdom. The correspondence demanded that System1 OpCo cease and desist from using the “SYSTEM1” name and mark, and made reference to potential legal action if System1 OpCo did not comply with that demand. While System1 OpCo was engaged in active discussions and correspondence with the Demanding Group to attempt to resolve the matter, the Demanding Group filed a lawsuit in the United States District Court for the Southern District of New York in September 2021 (the “Infringement Suit”), alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws, seeking, among other things, an injunction, disgorgement of profits, actual damages and attorneys’ fees and costs. The Company believes that the Demanding Group’s infringement and other allegations and claims set forth in the Infringement Suit may be subject to a laches defense, among other defenses, and the Company intends to vigorously defend its rights and position in the Infringement Suit. System1 OpCo filed a motion to dismiss the Infringement Suit in November 2021, which was granted in part (without prejudice) and denied in part. As a result of the court’s ruling on the motion to dismiss, the Demanding Group filed an Amended Complaint in October 2022, which matter remains pending. Even though the Company received similar correspondence from the Demanding Group regarding its alleged infringing use of the SYSTEM1 trade name and mark in the United Kingdom, no lawsuit has been filed in the United Kingdom. The Company does not believe that its activities infringe any rights of the Demanding Group in the United Kingdom because, among other defenses, the Company does not actively offer services to customers using the SYSTEM1 trade name and mark in the United Kingdom. The Company’s counsel has informed the Demanding Group’s UK counsel of these circumstances, and the Demanding Group’s UK counsel confirmed receipt of this correspondence, and the parties have not shared any further meaningful correspondence with respect to the Demanding Group’s allegations of infringing use in the United Kingdom.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, the Company believes the estimated fair value of these agreements was immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2022 (Successor) or December 31, 2021 (Predecessor), respectively.

12.DEBT, NET

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Interest payments on the secured financing were due monthly at London InterBank Offered Rate (“LIBOR”), plus 7% with a LIBOR floor of 1%. Maturity for the secured financing was August 22, 2022. The facility had certain financial and nonfinancial covenants, including a leverage ratio.

In connection with the Merger, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“Revolving Facility”) on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The Revolving Facility provided for borrowing availability of up to $50,000, of which $49,000 was drawn as of September 30, 2022. In October 2022, the Company borrowed the remaining $1,000 available under its Revolving Facility.

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a springing covenant, which goes into effect if the utilization on the Revolving Facility exceeds 35% at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. Through December 31, 2025, $5,000 of the amortization payment will be made quarterly. For March 31, 2026 (scheduled payment date) and thereafter, $7,500 of the amortization payment will be made quarterly.

The Revolving Facility will mature five years after the closing date, and accordingly, it is classified within Long-term debt, net on the condensed consolidated balance sheet as of September 30, 2022. The interest rate on the Revolving Facility is the adjusted Term SOFR plus 2.5% with an adjusted Term SOFR floor of 0%. In March 2022, the Company borrowed $49,000 under its Revolving Facility, to fund a portion of the purchase price related to its CouponFollow acquisition. As of September 30, 2022 (Successor), this amount is outstanding.

As of September 30, 2022, future minimum principal payments on long-term debt are as follows:

Successor
Remainder for 2022	$5,000
2023	20,000
2024	20,000
2025	20,000
2026	30,000
2027	344,000
Total future minimum principal payment	$439,000
Less: current portion	(20,000)
Long-term portion	$419,000

As of September 30, 2022, loan fees amounting to $1,129 for the Term Loan have been recorded as a reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The Company is not obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrant and has no obligation to settle such Public Warrants exercises unless a registration statement under the Securities Act with respect to the Class A common stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. Warrants are exercisable and the Company is obligated to issue a share of Class A common stock upon exercise of each Warrant, as the Warrants have been registered with the SEC.

The Company is obligated to use its commercially reasonable efforts to maintain the effectiveness of a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Warrants, and a current prospectus relating thereto, until the expiration or redemption of the Warrants in accordance with the provisions of the Warrant Agreement. If the effectiveness of a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants is not maintained, Warrant holders may exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Company's Class A common stock is, at the time of any exercise of a Warrant, not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Public Warrants, multiplied the excess of the “fair market value” less the exercise price of the Public Warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants when the Price per Class A common stock equals or exceeds $18.00 —The Company may redeem the outstanding Public Warrants:

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
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

The Private Placement Warrants were identical to the Public Warrants underlying the units sold in the initial public offering of Trebia, except that (x) the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions, (y) the Private Placement Warrants were exercised on a cashless basis. There are no outstanding Private Placement Warrants as of September 30, 2022 (Successor).

The Public and Private Placement Warrants are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as change in fair value of warrant liabilities in the condensed consolidated statements of operations.

In April 2022, the Private Placement Warrant holders exercised their Warrants on a cashless basis in exchange for 3,532 shares of the Company's Class A common stock. Additionally, during the nine months ended September 30, 2022, Public Warrant holders exercised 437 warrants on a cash basis resulting in total proceeds paid to the Company of $5,027. The total outstanding Public Warrants as of September 30, 2022 was 16,813.

Share Repurchases

In August 2022, the Company's Board of Directors authorized up to $25,000 for the repurchase of the Company's Class A common stock and Public Warrants (the “2022 Repurchase Program”). During October 2022 the Company repurchased 190 shares for an aggregate purchase price of $1,122 under the 2022 Repurchase Program.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
14.FAIR VALUE MEASUREMENT

The following tables present the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor):

September 30, 2022 (Successor)
Level 1
Public warrants	$18,158

December 31, 2021 (Predecessor)
Level 3
Former CEO equity interest	$11,132
Contingent consideration	1,682
Total	$12,814

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Changes in estimated fair value of Level 1, 2 and 3 financial liabilities for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through September 30, 2022 (Successor), and for the nine months ended September 30, 2021 (Predecessor), respectively, are as follows:

	Former CEO equity profits interest*	Contingent consideration	Warrant liability
Fair value of liabilities at December 31, 2020 (Predecessor)	$4,236	$8,240
Settlements	—	(6,715)
Change in fair value	4,238	94
Fair value of liabilities at September 30, 2021 (Predecessor)	$8,474	$1,619

Fair value of liabilities at December 31, 2021 (Predecessor) and January 26, 2022 (Predecessor)	$11,132	$1,682

Fair value of liabilities at January 27, 2022 (Successor)		$1,682	$27,012
Settlements		(1,715)	(22,965)
Additions		28	—
Change in fair value		5	14,111
September 30, 2022 (Successor)		$—	$18,158

*Former CEO equity profits interest as further described in executive compensation Note 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

The total impact of the changes in fair values related to contingent consideration and the former CEO's equity profits interest in S1 Holdco are included in Selling, general and administrative expenses, and Salaries, commissions and benefits, respectively in the condensed consolidated statements of operations. There were no transfers in or out of levels during the period January 1, 2022 through January 26, 2022 (Predecessor), the period January 27, 2022 through September 30, 2022 (Successor), or for the nine months ended September 30, 2021 Predecessor).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
15.NET INCOME (LOSS) PER SHARE
For the three months ended September 30, 2021 (Predecessor), the period from January 1, 2022 through January 26, 2022 (Predecessor), and for the nine months ended September 30, 2021 (Predecessor), the basic net income (loss) per unit attributable to members was calculated by dividing the net income (loss) attributable to common equity holders by the weighted-average number of membership units. For the three months ended September 30, 2022 (Successor) and the period from January 27, 2022 through September 30, 2022 (Successor), the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net income (loss) per share was calculated as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Basic and diluted net loss per share	$(0.35)	n/a	$(1.02)	n/a	n/a
Numerator:
Net loss attributable to System1, Inc.	(31,643)	n/a	(90,832)	n/a	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share (shares in thousands)	91,002	n/a	88,716	n/a	n/a
Basic and diluted net income (loss) per unit	n/a	$0.55	n/a	$(1.97)	$1.46
Numerator:			n/a
Net income (loss)	n/a	11,368	n/a	(40,460)	29,883
Denominator:			n/a
Weighted-average membership units outstanding - basic and diluted (units in thousands)	n/a	20,488	n/a	20,488	20,488

Shares of Class C common stock outstanding for the period January 27, 2022 through September 30, 2022 (Successor) are considered potentially dilutive of the shares of Class A common stock under the application of the if-converted method, and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the periods presented in the table above, a total of 21,747 shares of Class C common stock were excluded from the computation of net loss per share as the impact was anti-dilutive. Loss per share also excludes 16,813 Public Warrants as their effect was anti-dilutive.

16.SEGMENT REPORTING
ASC 280-10, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and assess performance. The Company's Chief Executive Officer, who is considered to be its CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment adjusted gross margin, they are included in reported consolidated net income from operations before income tax and are included in the reconciliation that follows.

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

The following summarizes revenue by reportable segments:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Owned and Operated	$146,880	$162,606	$440,844	$49,791	$462,848
Partner Network	10,015	8,840	31,314	2,921	25,738
Subscription	44,281	—	114,923	—	—
Total	$201,176	$171,446	$587,081	$52,712	$488,586

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The following summarizes adjusted gross margin by reportable segments:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Owned and Operated	$40,540	$36,202	$115,885	$9,310	$105,902
Partner Network	10,015	8,840	31,314	2,921	25,738
Subscription	22,318	—	57,855	—	—
Adjusted gross margin	$72,873	$45,042	$205,054	$12,231	$131,640
Other cost of revenues	9,378	2,481	28,343	1,279	8,891
Salaries, commissions and benefits	55,862	15,139	144,876	35,175	48,032
Selling, general and administrative	16,520	7,936	47,668	14,817	21,163
Depreciation and amortization	33,420	3,459	90,128	1,000	10,260
Interest expense	10,011	4,184	22,111	1,049	12,708
Change in fair value of warrant liabilities	4,489	—	14,111	—	—
Net income (loss) before income tax	$(56,807)	$11,843	$(142,183)	$(41,089)	$30,586

The following table summarizes revenue by geographic region:

	Three-Month Period		Nine-Month Period
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
United States	$156,726	$167,105	$459,206	$51,701	$474,735
United Kingdom	44,281	107	114,924	—	276
Other countries	169	4,234	12,951	1,011	13,575
Total	$201,176	$171,446	$587,081	$52,712	$488,586

The following table summarizes property and equipment, net and operating lease right-of-use assets by reportable segments:

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Owned and Operated	$10,312	$830
Subscription	930	—
Total	$11,242	$830

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
17.RELATED-PARTY TRANSACTIONS

On October 16, 2018, S1 Holdco and its subsidiaries purchased a 50.1% interest in Protected for $55,000. At the time of the transaction, an investment vehicle known as Lone Investment Holdings ("LIH") was a shareholder and creditor of Protected. LIH owned 7.7% of the equity of Protected, and also was a creditor for $10,500, with respect to shareholder loans for which Protected was the obligor. LIH’s shareholders primarily consist of members of the Company’s management team. As a result of the Merger, LIH’s shareholder loan to Protected was repaid, with interest, and LIH also received $1,158 in proceeds from the sale of its equity.

Additionally, during 2021, S1 Holdco extended a loan of $1,500 to its former CEO in connection with his separation agreement. In January 2022, in conjunction with the consummation of the Merger, the loan was repaid in full.

Protected.net utilizes multiple payment processors in order to process credit card payments from its subscription customers, including Paysafe Financial Services Limited (“Paysafe”). In March 2021 Paysafe completed a merger with Foley Trasimene Acquisition Corp. II (“Foley Trasimene”), a special purpose acquisition company sponsored by entities affiliated with William Foley, who was also a sponsor of Trebia Acquisition Corp. and is a member of the Company’s Board of Directors. Protected.net’s payment processing agreement with Paysafe was negotiated before the announcements of both (i) the Merger as well as (ii) the business combination between Paysafe and Foley Trasimene. The amount due from Paysafe was $1,585 as of September 30, 2022 (Successor).

The Company has agreements with JDI Property Holdings Limited (“JDI”), an entity controlled by a director of the Company, which allows for the Company to occupy desks at JDI’s property in such a place as JDI specifies from time to time in exchange for GBP 42 per month. The agreements with JDI expire on October 31, 2026. Additionally, the Company utilizes a JDI credit card and the Company reimburses JDI monthly. The amount owed to JDI was $117 as of September 30, 2022 (Successor).

On August 30, 2022, the Company, Protected.net and Just Develop It Limited (“JDIL”), an entity controlled by a director of the Company, entered into a Conditional Consent, Waiver and Acknowledgement (the “Waiver”) pursuant to which JDIL agreed to waive its right to the Year 3 Stock Bonus Pool (as such term is defined in the BCA, as defined below), consisting of $50,000 of Class A common stock payable in January 2024 and as set forth in Section 12.11(a) of the Business Combination Agreement dated June 28, 2021 (as amended), by and among S1 Holdco, Protected and the other parties signatory thereto (collectively, the “BCA”) in exchange for $40,000 in cash payable in four (4) quarterly installments of $10,000 each, commencing on August 30, 2022 and on each three (3) month anniversary thereafter.

In connection with entering into the Waiver, the Company entered into one (1) year contractual lockup agreements with each of Christopher Phillips, a member of the Board of Directors of the Company and the controlling shareholder of JDIL (on behalf of himself and JDIL), pursuant to which Mr. Phillips and JDIL agreed not to sell each their shares of Class A common stock for one year from September 1, 2022 through August 30, 2023 (the “Lockup Period”); provided that Mr. Phillips and JDIL may sell Class A common stock, among other exceptions, at any time during the Lockup Period at prices equal to or in excess of $11.00 per share.

18.SHARE-BASED COMPENSATION

As described in Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, the Replacement Awards continue to vest over the original vesting schedule of the original underlying awards. The Company recognized a total stock-based compensation expense of $27,698 upon the consummation of the Merger during the period January 1, 2022 through January 26, 2022 (Predecessor). Subsequent to the Merger, the remaining amount of $11,177 will be amortized over the weighted average period of 1 year. The unrecognized stock-based compensation expense associated with these unvested Replacement Awards was $4,552 as of September 30, 2022.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The Company recorded the following total share-based compensation expense for the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Share-based compensation expense	$30,583	$68	$79,802	$27,698	$334

In addition to the Replacement Awards, the Company issued 2,900 market-based RSUs and restricted stock awards (“RSAs”) in January 2022 that vest upon the Company’s common stock trading at a volume-weighted average price (“VWAP”) equal or exceeding $12.50 per share for any 20 trading days within a 30 trading day period. The VWAP of the Company’s common stock price exceeded the threshold in March 2022 and the Company recorded $25,491 in expense associated with the vesting of these RSUs and RSAs during the period January 27, 2022 through September 30, 2022 (Successor). These RSUs and RSAs were granted as Class D equity instruments, and upon vesting, were converted to the Company's Class A common stock. Since these RSUs and RSAs had a market condition to vest, the Company estimated the fair values of these RSUs and RSAs using a Monte Carlo simulation.

The key assumptions used to determine the fair value of these market-based RSUs and RSAs were as follows:

Inputs
Risk-free interest rate	1.6%
Expected stock price volatility	50.0%
Cost of equity	23.6%
Expected term (years)	5
Fair Value of Class A common stock	$10.00

On April 27, 2022, the Company filed a registration statement on Form S-8 covering the shares and awards issued and granted under the System1, Inc. 2022 Incentive Award Plan ("Award Plan”). On May 10, 2022, the Company’s board of directors authorized the issuance of 1.9 million replacement RSUs in connection with S1 Holdco unvested value creation units outstanding at the time of the Merger, pursuant to the terms of the Business Combination Agreement and an additional 4.9 million RSUs from the authorized Award Plan pool of shares.

Protected.net Incentive Plan

The Notes to the Company’s previously filed unaudited condensed consolidated financial Statements as of and for the period ended March 31, 2022 included a disclosure error. Specifically, the terms of the Company’s Protected.net Incentive Plan, as further described below, were omitted from the Company’s disclosures. Although the performance targets were not considered probable of being achieved as of March 31, 2022, and therefore no expense was recognized during the first quarter of 2022, the Company will revise its financial statements for the period ended March 31, 2022 in future filings, as applicable, to correct for the omitted disclosure. Management has determined the omitted disclosure did not result in the previously issued interim financial statements being materially misstated.

In connection with the Merger and acquisition of Protected.net described in Note 3—MERGER, which was consummated on January 27, 2022, the Company effected an incentive plan for eligible recipients as defined in the Business Combination Agreement (see Note 3—MERGER), which may include employees and non-employees, including the Protected.net CEO, totaling up to $100,000 payable in fully-vested shares of the Company’s Class A common stock. If the last twelve months ("LTM") Cash EBITDA (as defined in the Business Combination Agreement) of the Protected.net business exceeds $55,000 on or prior to December 31, 2023, a bonus pool of

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
$50,000 payable in fully-vested shares of the Company’s Class A common stock (the “2023 Award”) shall be allocated to eligible recipients as of December 31, 2023. Shares under the 2023 Award will be issued to eligible recipients within 30 days of December 31, 2023. Further, if the LTM Cash EBITDA of the Protected.net business exceeds $65,000 on or prior to December 31, 2024, an additional bonus pool of $50,000 also payable in fully-vested shares of the Company’s Class A common stock (the “2024 Award”) shall be allocated to eligible recipients as of December 31, 2024. Shares under the 2024 Award will be issued to eligible recipients within 30 days of December 31, 2024. The number of shares payable under the 2023 Award and the 2024 Award will be determined based on the volume-weighted average price of the Company’s Class A common stock over the 20 consecutive trading days preceding the 5 trading days prior to the applicable settlement dates. The distribution of shares to eligible recipients for both the 2023 Award and the 2024 Award shall be at the sole discretion of the Protected.net CEO, or the System1, Inc. Board if the Protected.net CEO is no longer employed by the Company.

On August 30, 2022, the Company modified the 2023 Award to change this award from a bonus payable in fully-vested shares of the Company's Class A common stock to a $40,000 cash payment settled in four equal quarterly cash installments beginning upon the modification of the 2023 Award. During the three and nine months ended September 30, 2022, the Company recognized $18,313 and $29,266, respectively, for the 2023 Award, within salaries, commissions, and benefits on the condensed consolidated statements of operations.

Although the LTM Cash EBITDA target for the 2024 Award has not been met, the Company determined that it was probable of achievement, and accordingly, it recorded pro rata portions of the $50,000 payable for this award, within salaries, commissions, and benefits on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

As of September 30, 2022, stock-based compensation has been recorded as current and non-current Protected.net Incentive Plan liabilities within the condensed consolidated balance sheet. The remaining liability for the modified 2023 Award will be recorded over the remaining service period with graded vesting attribution for each quarterly installment. The remaining liability for the 2024 Award will be recorded over the remaining service period to the extent that management determines that the achievement of the LTM Cash EBITDA target and issuance of the Series A common stock is considered probable.

CouponFollow Incentive Plan

In connection with the acquisition of CouponFollow described in Note 4—ACQUISITIONS, which was consummated on March 4, 2022, the Company approved and adopted the CouponFollow Incentive Plan, which includes CouponFollow’s key employees, including CouponFollow’s founder (“Principal Participant” and together collectively the “Participants”). The CouponFollow Incentive Plan provides for total payments of $35,000 payable at the Company’s option in cash or in fully-vested shares of the Company’s Class A common stock, consisting of a fixed amount of $10,000 and contingent amounts of $25,000, which can be earned over a three calendar year period between each January 1 to December 31 of 2022, 2023 and 2024 (each a “Performance Period” and collectively, the “Performance Periods”). In order to receive any payments under the CouponFollow Incentive Plan, the Participants must maintain continuous employment through the last day of each Performance Period to be eligible for the following earnout payment amounts (with the exception of the Principal Participant who is still eligible if terminated without cause or if he terminates his employment for good reason) in the amounts and at the times set forth below:

•Fixed Amount. Over the course of the Performance Periods, the Company shall pay to each of the employed eligible Participants a total of $10,000 (the “Fixed Amount”) in three substantially equal pro rata installment payments (as set forth in each Participant’s applicable award agreement) within 60 days of the end of each Performance Period.

•Tier 1 Target. If, during any of the Performance Periods, the CouponFollow business achieves the first tier TTM EBITDA (as defined in the CouponFollow Incentive Plan) for the first time (the “Tier 1 Target”), the Company will pay a total of $10,000 (the “Tier 1 Amount”) in substantially equal pro rata amounts (as set forth in each Participant’s applicable award agreement) at the times in the table set forth below.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
•Tier 2 Target. If, during any of the Performance Periods, the CouponFollow business achieves the second tier TTM EBITDA for the first time (the “Tier 2 Target”), the Company will pay an additional $7,500 (the “Tier 2 Amount”) in substantially equal pro rata amounts (as set forth in each Participant’s applicable award agreement) at the times in the table set forth below.

•Tier 3 Target. If, during any of the Performance Periods, the CouponFollow business achieves the third tier TTM EBITDA for the first time (the “Tier 3 Target” and together with the Tier 1 Target and Tier 2 Target, collectively the “Targets”), the Company will pay an additional $7,500 (the “Tier 3 Amount” and together with the Tier 1 Amount and the Tier 2 Amount, collectively the “Tier Amounts”) in substantially equal pro rata amounts (as set forth in each Participant’s applicable award agreement) at the times in the table set forth below.

Performance Period*	Fixed Amount	Tier 1 Amount**	Tier 2 Amount**	Tier 3 Amount**	Total Maximum Payment per Performance Period
Dec. 31, 2022	$3,333	$3,333	$—	$—	$6,666
Dec. 31, 2023	3,333	3,333	3,750	—	10,416
Dec. 31, 2024	3,334	3,334	3,750	7,500	17,918
	$10,000	$10,000	$7,500	$7,500	$35,000

*Payments for each applicable Performance Period are paid within 60 calendar days of the end of the applicable Performance Period.

**If the Tier 1 Amount is not achieved in the first Performance Period but is achieved in the second Performance Period, the Tier 1 Amount for the first Performance Period shall be paid out at the end of the second Performance Period and if achieved in the third Performance period the full amount will be paid at the end of the third Performance Period. If the Tier 2 Amount is not achieved in the second Performance Period but is achieved in the third Performance Period, the Tier 2 Amount will be paid at the end of the third Performance Period. If the Tier 2 Amount or the Tier 3 Amount is achieved in the first Performance Period, such Tier Amounts shall be paid as noted in the table above.

If a Participant’s continued employment is terminated prior to applicable payment date(s), with the exception of the Principal Participant as discussed above, the Company will reverse all prior liabilities for their pro rata share of any Tier Amounts associated with that Participant. If the Company elects to settle the payment obligations with respect to any Tier Amount in shares of the Company’s Class A common stock, the number of shares payable under the CouponFollow Incentive Plan will be determined based on the VWAP of the Company’s Class A common stock over the 30 trading day period immediately preceding the respective settlement date, but in any event, shall be capped at 4,667 shares of the Company’s Class A common stock in the aggregate. Any amount over the maximum number of shares is to be settled in cash.

As of September 30, 2022, the Company has determined that it was not probable that the CouponFollow business would achieve any of the Targets during the Performance Periods, and accordingly, it did not record a liability for any of the Tier Amounts set forth in the CouponFollow Incentive Plan. During the three and nine months ended September 30, 2022, the Company recognized $2,013 and $2,321, respectively, for the Fixed Amount, within Salaries, commissions, and benefits on the condensed consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1 Inc. and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our prospectus, dated April 13, 2022, filed with the Securities and Exchange Commission, or SEC. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of September 30, 2022 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through September 30, 2022 (Successor) and for the year ended December 31, 2021 (Predecessor). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors,” Dollars, number of shares and number of units are presented in thousands, except percentages, per share and per unit information,unless otherwise noted.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

We operate an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and sell antivirus software packages to end user customers.

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

Through RAMP, we process approximately 27 million daily advertising campaign optimizations and ingest 6 billion rows of data daily across 40 plus advertising verticals as of September 30, 2022. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data on monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals.

The business of S1 Holdco, LLC (“S1 Holdco”), one of the entities acquired in the Merger described below, was founded in 2013 with a focus on monetizing user traffic acquired by its network. Since launching, it has expanded to support additional advertising formats across numerous advertising platforms, and has acquired several leading websites, enabling it to control user acquisition and experience, and monetize user traffic on its behalf. Today S1 Holdco owns and operates over 40 websites, including leading search engines like info.com and Startpage.com, and publishing digital media sites and utilities, such as HowStuffWorks, Mapquest and ActiveBeat.

We, through Protected.net, also provide antivirus software solutions, offering our customers a single packaged solution that provides protection and reporting to the end user. We deliver our antivirus software solutions directly to end-user customers around the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs. These products include antivirus software available on an unlimited number of devices, Adblock, ID Protect and are managed to ensure they provide a value-added service to the customer base. The software is sold in either a monthly or annual subscription predominantly through the flagship brand TotalAV. As of September 30, 2022, Protected.net had over 2.3 million active subscribers for its products.

Our primary operations are in the United States; and we also have operations in Canada, the United Kingdom and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls, and exposure to currency exchange fluctuations. We do not engage in hedging activities to mitigate our exposure to fluctuations in foreign currency exchange rates.

The Merger

On June 28, 2021, the Company entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (the “Business Combination Agreement”) by and among S1 Holdco, Trebia, and Protected (collectively, the “Companies”). On January 27, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company was organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. The combined Companies’ business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares, warrants and units ceased trading on the New York Stock Exchange (“NYSE”), and System1 Inc.s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger was a combination of cash, Class A common stock and Class C common stock. The aggregate consideration under the Business Combination Agreement was $442,168 of cash and $421,047 of equity. Additionally, the aggregate Class B units in S1 Holdco retained by S1 Holdco equity holders at the Closing Date resulted in a non-controlling interest with an estimated value of $198,691.
The Company was deemed the accounting acquirer in the Merger, and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger; and (ii) the consolidated results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial information include a Predecessor period, which include the periods through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022 through September 30, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables within the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

Refer to Note 3—MERGER for additional information.

Components of Our Results of Operations
We have three reportable segments:
•Owned and Operated ("O&O");
•Partner Network; and
•Subscription.
Revenue

Revenue is earned from revenue-sharing arrangements with our Network Partners for the use of our RAMP platform and related services provided to them to direct advertising by the Advertising Partners to their advertising space. We have determined that we are the agent in these transactions and report this revenue on a net basis, because (a) we do not control the underlying advertising space, (b) we do not acquire the traffic and do not have risk of loss in connection therewith, and (c) the pricing is in the form of a substantively fixed-percentage revenue-sharing arrangement. We report this revenue on a net basis with respect to the amount retained under our revenue-sharing arrangements, which represents the difference between the amounts we receive from the Advertising Partners, less amounts remitted to the Network Partners based on underlying contracts.

We also earn revenue by directly acquiring traffic to our owned and operated websites and utilizing our RAMP platform and related services to connect our Advertising Partners to our owned and operated websites. For this revenue stream, we are the principal in the transaction and report revenue on a gross basis for the amounts received from our Advertising Partners. For this revenue, we have determined that we are the principal since we have the risk of loss on the traffic that it is acquired for monetization with our Advertising Partners, and, in the case of our owned and operated websites, we maintain the website, provide the content and bear the cost and risk of loss associated with our websites’ advertising space.

We use total advertising spend, number of Owned & Operated sessions, number of Partner Network sessions (“Network sessions”), O&O cost-per-session (“CPS”), O&O revenue-per-session (“RPS”) and Partner Network revenue-per-session (“Network RPS”) to track our operations. We define total advertising spend as the amount of advertising that is spent by us to acquire traffic to our websites. We define O&O sessions as the total number of monetizable user visits to our O&O websites. We define Network sessions as the number of monetizable user visits delivered by our Network Partners to RAMP. Monetizable visits exclude those visits identified by our Advertising Partners as spam, bot, or other invalid traffic. We define CPS as advertising spend divided by O&O sessions. We define O&O RPS as O&O Revenue divided by O&O sessions. We define Network RPS as Partner Network revenue divided by Network sessions.

We recognize revenue upon delivering traffic to our Advertising Partners based on a cost-per-click or cost-per-thousand impression basis. The payment term with our Advertising Partners is typically 30 days.

We, through Protected.net, are also engaged in selling security software subscriptions to customers. The subscription business provides real-time antivirus protection, a safe-browsing feature, adblocking, identity-theft protection, blocking of malicious websites and data breach monitoring. Subscription revenue is primarily derived from the (i) delivery of the antivirus software and (ii) delivery of the additional add-on service(s), which all are provided on a fixed-price basis. The performance obligations related to subscription, maintenance and support are satisfied over the length of the relevant customer contract term, and the associated subscription revenue is recognized over the term on a ratable basis, which is consistent with transfer of control. The fee for the services rendered to our customers are generally paid in advance and initially recorded as deferred revenue, which represents a liability under a noncancelable contract.

Revenue may fluctuate from period to period due to a number of factors including seasonality and the shift in mix of user acquisition sources from Advertising Partners, and renewal rates of customers for subscription services.

Operating Expenses
We classify our operating expenses into the following four categories:

Cost of Revenues. Cost of revenues primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to our websites and services, as well as content, publishing, domain name registration costs, licensing costs to provide mapping services to Mapquest.com, credit card processing fees, and costs related to the utilization of antivirus engine licensing related to APIs for the antivirus product. We do not pay any up-front payments, incentive payments or bonuses and such costs are expensed as incurred.

Salaries, Commissions, and Benefits. Salaries, commissions and benefits expenses include salaries, bonuses, stock-based compensation, non-capitalized personnel costs incurred in the development of internal-use software, and employee benefits costs.
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

Income tax (benefit) provision

The Company is the managing member of S1 Holdco and, as a result, consolidates the financial results of S1 Holdco in its condensed consolidated financial statements. S1 Holdco is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from S1 Holdco based on the Company's economic interest in S1 Holdco. Various subsidiaries are subject to income tax in the United States and in other countries.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
(in thousands)
Revenue	$201,176	$171,446	$587,081	$52,712	$488,586
Operating expenses:
Cost of revenues	137,681	128,885	410,370	41,760	365,837
Salaries, commissions, and benefits	55,862	15,139	144,876	35,175	48,032
Selling, general, and administrative	16,520	7,936	47,668	14,817	21,163
Depreciation and amortization	33,420	3,459	90,128	1,000	10,260
Total operating expenses	243,483	155,419	693,042	92,752	445,292
Operating income (loss)	(42,307)	16,027	(105,961)	(40,040)	43,294
Other expense (income):
Interest expense	10,011	4,184	22,111	1,049	12,708
Change in fair value of warrant liabilities	4,489	—	14,111	—	—
Total other expense, net	14,500	4,184	36,222	1,049	12,708
Income (loss) before income tax	(56,807)	11,843	(142,183)	(41,089)	30,586
Income tax (benefit) provision	(19,228)	475	(32,480)	(629)	703
Net income (loss)	$(37,579)	$11,368	$(109,703)	$(40,460)	$29,883
Net loss attributable to non-controlling interest	(5,936)	—	(18,871)	—	—
Net income (loss) attributable to System1, Inc.	$(31,643)	$11,368	$(90,832)	$(40,460)	$29,883

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Revenue	100%	100%	100%	100%	100%
Operating expenses:
Cost of revenues	68%	75%	70%	79%	75%
Salaries, commissions, and benefits	28%	9%	25%	67%	10%
Selling, general, and administrative	8%	5%	8%	28%	4%
Depreciation and amortization	17%	2%	15%	2%	2%
Total operating expenses	121%	91%	118%	176%	91%
Operating income (loss)	(21)%	9%	(18)%	(76)%	9%
Interest expense	5%	2%	4%	2%	3%
Change in fair value of warrant liabilities	2%	—%	2%	—%	—%
Income (loss) before income tax	(28)%	7%	(24)%	(78)%	6%
Income tax (benefit) provision	(10)%	—%	(6)%	(1)%	—%
Net income (loss)	(19)%	7%	(19)%	(77)%	6%
Net loss attributable to non-controlling interest	(3)%	—%	(3)%	—%	—%
Net income (loss) attributable to System1, Inc.	(16)%	7%	(15)%	(77)%	6%
* Percentages may not sum due to rounding

The comparability of our operating results for the nine months ended September 30, 2022 (Successor) compared to the nine months ended September 30, 2021 (Predecessor) was impacted by the Merger, as discussed above, and the acquisitions discussed in Note 4—ACQUISITIONS. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations.

Comparisons of Results of Operations for the three months ended September 30, 2022 (Successor) and September 30, 2021 (Predecessor), the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through September 30, 2022 (Successor) and the nine months ended September 30, 2021 (Predecessor)

Revenue

The following tables set forth our revenue by reportable segment.

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
Revenue:
Owned and Operated	$146,880	$162,606	(10)%
Partner Network	10,015	8,840	13%
Subscription	44,281	—	100%
Total Revenue	$201,176	$171,446	17%

Refer to the Revenue discussions below.

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
Revenue:
Owned and Operated	$440,844	$49,791	$462,848	6%
Partner Network	31,314	2,921	25,738	33%
Subscription	114,923	—	—	100%
Total Revenue	$587,081	$52,712	$488,586	31%

Owned and Operated

The decrease in O&O revenues for the three months ended September 30, 2022, compared to the same prior year period was primarily due to an approximate $0.05 decrease in RPS, as well as a decrease in advertising spend to send traffic to this reportable segment. The increase in O&O revenues for the nine months ended September 30, 2022, compared to the same prior year period, was primarily due to increased traffic from international markets, revenues from our recent acquisitions and significant improvements in our RAMP technology. For the nine months ended September 30, 2022, compared to the same prior year period, sessions increased 699 million and RPS decreased approximately $0.04.

Partner Network

The increase in Partner Network revenue for the three and nine months ended September 30, 2022, compared to the same prior year periods, was due to our continued investment in this business and growth from partners signed in prior years. For the nine months ended September 30, 2022, compared to the same prior year period, sessions increased 79 million, with RPS increasing by approximately $0.01.

Subscription

In connection with the Merger, we acquired Protected.net and began recognizing subscription revenue.

Cost of revenues

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
Cost of revenues	$137,681	$128,885	7%
Percent of revenue	68%	75%

The dollar increase in cost of revenues for the three months ended September 30, 2022, compared to the same prior year period, was due to the acquisition of Protected.net, which contributed $26 million of the increase in cost of revenues, partially offset by a decrease in user acquisition costs in our O&O segment.

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
Cost of revenues	$410,370	$41,760	$365,837	24%
Percent of revenue	70%	79%	75%

The dollar increase in cost of revenues for the nine months ended September 30, 2022, compared to the same prior year period, was due to the acquisition of Protected.net, which contributed $68 million of the increase in cost of revenues, and an increase in user acquisition costs in the O&O segment. User acquisition costs for the nine months ended September 30, 2022, increased $9 million and drove 3.1 million sessions at approximately $0.12 CPS, compared to 2.4 million sessions at approximately $0.15 CPS for the same period in 2021 (Predecessor). User acquisition costs accounted for 81% and 98% of total cost of revenues for the nine months ended September 30, 2022 (Successor) and 2021 (Predecessor), respectively.

The following supplemental tables set forth our adjusted gross profit by reportable segment.

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
Segment Adjusted Gross Profit:
Owned and Operated	$40,540	$36,202	12%
Partner Network	10,015	8,840	13%
Subscription	22,318	—	100%
Total Adjusted Gross Profit	$72,873	$45,042	62%

Refer to the Revenue and Cost of revenues discussions above. Additionally, refer to Note 16—SEGMENT REPORTING for additional information.

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
Segment Adjusted Gross Profit:
Owned and Operated	$115,885	$9,310	$105,902	18%
Partner Network	31,314	2,921	25,738	33%
Subscription	57,855	—	—	100%
Total Adjusted Gross Profit	$205,054	$12,231	$131,640	65%

Refer to the Revenue and Cost of revenues discussions above. Additionally, refer to Note 16—SEGMENT REPORTING for additional information.

Salaries, commissions, and benefits

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
Salaries, commissions and benefits	$55,862	$15,139	>100%
Percent of revenue	28%	9%

The increase in salaries, commissions, and benefits for the three months ended September 30, 2022, compared to the same prior year period, was primarily due to $31 million in stock-based compensation, which included $23 million related to the Protected.net Incentive Plan, and the fluctuations in the value of our common stock since the Merger; and $6 million in salaries and bonus related expenses due to increased headcount from the Merger and our recent acquisitions. For additional information on our stock-based compensation, refer to Note 18—SHARE-BASED COMPENSATION.

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
Salaries, commissions and benefits	$144,876	$35,175	$48,032	>100%
Percent of revenue	25%	67%	10%

The increase in salaries, commissions, and benefits for the nine months ended September 30, 2022, compared to the same prior year period, was primarily due to $108 million in stock-based compensation, which included $41 million related to the Protected.net Incentive Plan, and $28 million recognized upon the close of the Merger; and $17 million in salaries and bonus related expenses due to increased headcount from the Merger and our recent acquisitions. For additional information on our stock-based compensation, refer to Note 18—SHARE-BASED COMPENSATION.

Selling, general, and administrative

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
Selling, general, and administrative	$16,520	$7,936	>100%
Percent of revenue	8%	5%

The increase in selling, general, and administrative expense for the three months ended September 30, 2022, compared to the same prior year period, was primarily due to costs associated with our recent acquisitions and additional costs associated with being a public company.

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
Selling, general, and administrative	$47,668	$14,817	$21,163	>100%
Percent of revenue	8%	28%	4%

The increase in selling, general, and administrative expense for the nine months ended September 30, 2022, compared to the same prior year period, was primarily due to costs associated with the Merger, costs associated with our recent acquisitions and additional costs associated with becoming a public company.

Depreciation and amortization

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
Depreciation and amortization	$33,420	$3,459	>100%

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
Depreciation and amortization	$90,128	$1,000	$10,260	>100%

The increases in depreciation and amortization expense for the three and nine months ended September 30, 2022, respectively, compared to the same prior year periods, was primarily due to additions of intangible assets as a result of the Merger, along with subsequent acquisitions.

Interest expense

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
Interest expense	$10,011	$4,184	>100%

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
Interest expense	$22,111	$1,049	$12,708	82%

The increases in interest expense for the three and nine months ended September 30, 2022, respectively, compared to the same prior year periods, was due to an increase in our outstanding loan balances as a result of the Term Loan and Revolving Facility, which we entered into as part of the Merger.

Change in fair value of warrant liabilities

The changes in fair value of warrant liabilities for the three and nine months ended September 30, 2022, respectively, compared to the same prior year periods, were driven by the fluctuations in the market value of our Class A common stock since the Merger.

Income tax (benefit) provision

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
Income tax (benefit) provision	$(19,228)	$475	>100%
Effective tax rate	34%	4%

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
Income tax (benefit) provision	$(32,480)	$(629)	$703	>100%
Effective tax rate	23%	2%	2%

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), state taxes, foreign rate differential, non-deductible expenses, outside basis adjustments, and Global Intangible Low-taxed Income.

Liquidity and Capital Resources

As of September 30, 2022 (Successor), we had cash and cash equivalents of $31,933.

To date, our available liquidity and operations have been financed through the initial public offering of Trebia, the Merger, credit facilities, and cash flows from operations. We are subject to certain business risks, including dependence on key employees, dependence on key contracts, competition from alternative technologies, and dependence on growth to achieve its business and operational objectives.

Our revenues are dependent on two key Advertising Partners, which are Google and Microsoft. Refer to our concentration with customers discussion at Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Capital Resources, Liquidity, and Concentration for additional information.

We evaluate whether any conditions or events have occurred, individually and in the aggregate, that could raise substantial doubt about our ability to continue as a going concern for the twelve-month assessment period from the issuance of our financial statements. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flow from operations to meet our financial obligations including scheduled debt payments and maturities.

We believe that anticipated cash flows from operations, existing cash and investments balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

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

We have been able, and expect to continue to be able, to make payments on the principal and interest on a timely basis. As of September 30, 2022, we were in compliance with our borrowing covenants.

For additional information regarding our credit facilities, refer to Note 12—DEBT, NET.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor
(in thousands)	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Net cash provided by (used in) operating activities	$521	$(10,490)	$39,369
Net cash used in investing activities	$(453,425)	$(441)	$(4,901)
Net cash used in financing activities	$(22,552)	$—	$(27,635)

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

During the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in operating activities of $10,490 resulted primarily from a net loss of $40,460, and a decrease in accounts payable of $67,600 due to the Merger. This was partially offset by an increase in accrued expenses of $57,170, stock-based compensation of $27,698 and a decrease in accounts receivable of $11,118 due to the Merger.

During the period from January 27, 2022 to September 30, 2022 (Successor), cash provided by operating activities of $521 resulted primarily from depreciation and amortization expense of $90,128, stock-based compensation of $79,802, change in fair value of warrants of $14,111, an increase in deferred revenue of $7,133, a decrease in accounts receivable of $6,670 due to the Merger, amortization of debt issuance cost of $3,540, and increase in the accounts payable of $1,981. This was partially offset by a net loss of $109,703, deferred tax benefit of $37,827, a decrease in other long-term liabilities of $26,549, a decrease in accrued expenses and other liabilities of $19,017 due to the Merger, and a decrease in the Protected.net Incentive Plan liability of $10,000 for a quarterly payment.

During the nine months ended September 30, 2021 (Predecessor), cash provided by operating activities of $39,369 resulted primarily from Owned and Operated advertising revenue, offset by user acquisition costs incurred to drive the growth and salaries, commissions and benefits costs. Contributing factors include net income of $29,883, an increase in depreciation and amortization expense of $10,260, and an increase in accounts payable of $12,535 due to increased user acquisition costs, partially offset by an increase in accounts receivable of $14,449.

Investing Activities

Our primary investing activities consist of acquisitions of businesses, such as the acquisition of S1 Holdco, Protected.net, Answers, CouponFollow and RoadWarrior in 2022, as well as costs capitalized for internally developed software.

During the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in investing activities of $441 resulted from costs capitalized for internally developed software.

During the period from January 27, 2022 to September 30, 2022 (Successor), cash used in investing activities of $453,425 resulted primarily from the acquisitions of S1 Holdco, Protected.net, Answers, CouponFollow and RoadWarrior.

During the nine months ended September 30, 2021 (Predecessor), cash used in investing activities of $4,901 resulted primarily from costs capitalized for internally developed software.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our debt, distributions to members related to tax obligations, acquisition related contingent consideration and proceeds from the sale of assets.

During the period from January 27, 2022 to September 30, 2022 (Successor), cash used in financing activities of $22,552 resulted primarily from redemptions of Trebia Class A ordinary shares of $510,469, repayment of existing term loan of $182,488, and payment of debt financing costs related to the Term Loan of $24,845, partially offset by proceeds from the Term Loan and Revolving Facility of $449,000 and the Cannae Backstop of $246,484. In October 2022, the Company borrowed an additional $1,000 under its Revolving Facility.

During the nine months ended September 30, 2021 (Predecessor), cash used in financing activities of $27,635 resulted primarily from repayments of debt of $9,886, distributions to members of $9,793, and payment of acquisition related contingent consideration of $6,715 related to the acquisition of Startpage.

Share Repurchases

In August 2022, our Board of Directors authorized up to $25,000 for the repurchase of our Class A common stock and Public Warrants ("2022 Repurchase Program"). During October 2022 we repurchased 190 shares for an aggregate purchase price of $1,122 under the 2022 Repurchase Program.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2021, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $8,000 between July 2022 and June 2023. As of September 30, 2022 (Successor), we remain contractually obligated to spend $5,933 towards this commitment.

Acquisitions

For potential commitments associated with our acquisitions refer to Note 3—MERGER and Note 4—ACQUISITIONS.

Contingencies

From time to time, we are subject to contingencies that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not currently believe the resolution of any such contingencies will have a material adverse effect upon our condensed consolidated financial statements.

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

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to: (1) valuation of goodwill, acquired intangible assets and long-lived assets, (2) valuation and recognition of the Company's share-based compensation awards, (3) income taxes, (4) contingent consideration and (5) determination of the fair value of the warrant liabilities. Significant estimates affecting the condensed consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. Management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the condensed consolidated financial statements.

Business combinations

The results of a business acquired in a business combination are included in our condensed consolidated financial statements from the date of acquisition. We allocate the purchase price, which is the sum of the consideration provided which may consist of cash, equity, or a combination of the two, paid in a business combination for the identifiable assets and liabilities of the acquired business at their acquisition-date fair values. Any excess amount paid over the identifiable net assets is recorded as goodwill. The process for estimating the fair values of the acquired business involves the use of significant estimates and assumptions, including estimating average industry purchase price multiples, customer and service attrition rate and estimating future cash flows. We estimate the fair value based on assumptions which we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in our condensed consolidated statements of operations.

Transaction costs associated with business combinations are expensed as incurred and are included in Selling, general and administrative expenses in our condensed consolidated statements of operations. When purchase consideration includes contingent consideration, we record the fair value of the contingent consideration as of the date of acquisition, and subsequently remeasure the contingent consideration at fair value each reporting period through our condensed consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and identifiable intangibles in a business combination. We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which requires us to test goodwill at the reporting unit level for impairment at least annually.

We have the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, an impairment loss is recognized in an amount equal to the excess.

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

We test for goodwill impairment annually at December 31st. For the periods presented in this quarterly report, there were no triggering events identified, and therefore no goodwill impairment charges were recorded.

Share-based compensation

Compensation cost related to share-based payments is measured based on the fair value of the units issued and recognized within “Salaries, commissions, and benefits” in our condensed consolidated statement of operations. We have elected to treat share-based payment awards with time-based service condition(s) only as a single award and recognize share-based compensation expense on a straight-line basis over the vesting period, which is generally four years. The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following:

•Fair Value of common stock: S1 Holdco’s equity was not publicly traded, therefore the fair value was determined by S1 Holdco’s board of directors, with input from management and contemporaneous valuation reports prepared by a third-party valuation specialist.

•Expected Term: The expected term of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. For non-employees, the expected term equals the contractual term of the option.

•Risk-free Interest Rate: The risk-free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options.

•Volatility: The volatility was based on the expected unit price volatility of the underlying units over the expected term of the option, which is based upon historical share price data of an index of comparable publicly traded companies.

After the Merger, the fair value of our RSUs is derived from the market price of our Class A common stock, which is traded on the NYSE. We recognize compensation on a straight-line basis over the requisite service period for each award and recognize forfeitures as they occur.

In connection with the Merger and acquisition of Protected.net, we effected an incentive plan for eligible recipients (the “Protected.net Incentive Plan”). If the Protected.net business achieves certain financial metrics on or prior to December 31, 2023, recipients will be eligible to receive a pool of $50,000 payable in fully-vested shares of our Class A common stock (the “2023 Award”). On August 30, 2022, the Company modified the 2023 Award to remove the operational targets and reduce this award to $40,000 settled in four equal quarterly cash installments beginning upon the modification of this award. Further, if the Protected.net business achieves certain financial metrics on or prior to December 31, 2024, recipients will be eligible to receive a separate pool of $50,000 payable in fully-vested shares of our Class A common stock (the “2024 Award”). Shares under the 2024 Award will be issued to recipients within 30 days of December 31, 2024.

We account for each of these awards as liability-classified until the awards are settled in cash or stock, respectively, and accordingly, when the 2024 Award is probable of achievement, we record stock-based compensation for that liability award. Refer to Note 18—SHARE-BASED COMPENSATION for additional information regarding liability-classified awards.

Share-based compensation expense is included in the Salaries, commissions, and benefits expense in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Recent Accounting Pronouncement for a discussion of recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting, and these material weaknesses continued to exist as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

•    We did not design and maintain effective controls over the completeness and accuracy of accrued liabilities and stock-based compensation.

These material weaknesses resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements:

•as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended;
•as of March 31, 2021 and 2020 and for the three-month periods then ended;
•as of June 30, 2021 and 2020 and for the six-month periods then ended; and
•as of September 30, 2021 and 2020 and for the nine-month periods then ended.

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

Furthermore, these material weaknesses also resulted in material adjustments to share-based compensation expense and immaterial adjustments to the disclosure related to the business combinations as well as cash flows from operating, financing and investing activities, and non-controlling interest, goodwill, and accrued expenses and other current liabilities accounts of the financial statements of System1, Inc. as of June 30, 2022, and for the period from April 1, 2022 through June 30, 2022, all of which were recorded prior to the issuance of the condensed consolidated financial statements.

These material weaknesses also resulted in immaterial misstatements to deferred tax liability and comprehensive income (loss) accounts of the financial statements of System1, Inc. as of June 30, 2022 and for the period from April 1, 2022 through June 30, 2022.

These material weaknesses also resulted in immaterial adjustments to accrued expenses, deferred tax liability, share-based compensation expense, salaries expense, selling, general and administrative expenses, income tax expense, comprehensive income (loss) and non-controlling interest accounts of the financial statements of System1, Inc. as of September 30, 2022 and for the period from July 1, 2022 through September 30, 2022, and for the period from January 27, 2022 through September 30, 2022, all of which were recorded prior to the issuance of the condensed consolidated financial statements.

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

i.program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately;
ii.user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel;
iii.computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and
iv.testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

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

Trebia Acquisition Corp. (“Trebia”) identified a material weakness in internal controls related to the accounting for complex financial instruments. This material weakness resulted in a material misstatement of the Trebia Warrant liabilities, change in the fair value of the Trebia Warrant liabilities, “Forward Purchase Agreement liabilities, change in the fair value of the Forward Purchase Agreement liabilities, classification of Redeemable Shares of Class A common stock issued in connection with Trebia’s initial public offering” additional paid-in-capital, accumulated deficit “Earnings Per Share”, and related financial disclosures:

•as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020;

•as of September 30, 2020 and for the three month period ended September 30, 2020 and for the period from February 11, 2020 (inception) through September 30, 2020;
•as of June 30, 2020 and for the three month period ended June 30, 2020 and for the period from February 11, 2020 (inception) through June 30, 2020; and
•as of March 31, 2021 and the for three month period ended March 31, 2021.

This material weakness also resulted in material adjustments to warrant liabilities of System1, Inc. as of March 31, 2022.

Remediation in progress for the previously identified material weaknesses

We commenced measures to remediate the identified material weaknesses. Those remediation measures are ongoing and include the following:

•    Hiring additional senior level accounting personnel with appropriate technical accounting knowledge and public company experience in financial reporting, supplemented by third-party resources;

•    Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties;

•    Engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission;

•    Designing and implementing controls related to accounting for acquisitions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, tax impacts, and ongoing recording of the financial statement results of the acquired businesses;

•    Designing and implementing formal accounting policies, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/losses for intercompany transactions, and classification and presentation of accounts and disclosures;

•    Designing and implementing controls over the completeness and accuracy of accrued liabilities and stock-based compensation;

•    Designing and implementing controls related to accounting for complex financial instruments; and

•    Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of September 30, 2022.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as otherwise described herein, there have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 11—COMMITMENTS AND CONTINGENCIES” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

As of September 30, 2022, no material changes had occurred in our risk factors, compared with the disclosure in our Registration Statement on Form S-1, originally filed with the SEC on April 1, 2022, as subsequently amended (Reg. No. 333-262608).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In August 2022, our Board of Directors authorized up to $25,000 for the repurchase of our Class A common stock and Public Warrants. During October 2022 we repurchased 190 shares for $1,122 under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

 Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1(a)	Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021

2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)	Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)	Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2	Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	7/8/2022

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

10.1	System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/20/2022

10.2	Amended and Restated Backstop Facility Agreement, dated January 10, 2022, by and between Trebia Acquisition Corp. and Cannae Holdings, Inc.	8-K	001-39331	10.3	1/10/2022

10.3	Protected Support Agreement, dated as of June 28, 2021, by and among each of the Persons listed on Exhibit A thereto, JDI & AFH Limited, Protected.net Group Limited, Protected Security Holdings, LLC and Trebia Acquisition Corp.	S-4	333-260714	10.8	12/16/2021

10.4	Conditional Consent, Waiver and Acknowledgement, dated as of August 30, 2022, by and among System1, Inc., Protected.net Group Limited and Just Develop It Limited.	8-K	001-39331	10.1	8/30/2022

10.5	Lock-Up Agreement, dated as of August 30, 2022, by and between System1, Inc. and Christopher Phillips.	8-K	001-39331	10.2	8/30/2022

10.6	Lock-Up Agreement, dated as of August 30, 2022, by and between System1, Inc. and Nicholas Baker.	8-K	001-39331	10.3	8/30/2022

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

System1 Inc.

Date: November 14, 2022	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer