Form 10-Q/A
period 2022-03-31
System1, Inc.
filed 2023-06-06
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 17, 2022, there were 90,566,172 shares of Class A common stock, $0.0001 par value per share, issued and outstanding and 22,077,319 shares issued and outstanding of Class C common stock, $0.0001 par value per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items as listed in "Items Amended in this Form 10-Q/A" below in the Quarterly Report on Form 10-Q/A of System1, Inc. (the “Company,” "System1," "we," "us," "our" and other similar terms) for the quarter ended March 31, 2022, including the S1 Holdco LLC ("S1 Holdco") predecessor period from January 1, 2022 to January 26, 2022 and the successor period from January 27, 2022 to March 31, 2022 presented therein, as originally filed with the Securities and Exchange Commission (“SEC”) on May 19, 2022 (the “Original Report”).

Restatement Background

As described in the Company's Current Report on Form 8-K (Item 4.02) filed on March 17, 2023, on March 15, 2023, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the unaudited condensed consolidated financial statements of the Company (the "quarterly financial statements") (i) as of and for the period ended March 31, 2022 included in the Original Report, (ii) as of and for the three and six month periods ended June 30, 2022 (“Q2 2022”) included in the Company’s Form 10-Q filed with the SEC on August 15, 2022 and (iii) as of and for the three and nine month periods ended September 30, 2022 (“Q3 2022”) included in the Company’s Form 10-Q filed with the SEC on November 14, 2022 should no longer be relied upon due to material errors identified in such financial statements and should be restated. The errors identified by the Company relate to its accounting for (i) the valuation and purchase price allocation of assets acquired and liabilities assumed in the Company’s business combination (“Merger”) with S1 Holdco LLC and System1 SS Protect Holdings, Inc. on January 27, 2022, (ii) equity awards, including certain restricted stock awards related to the Merger, (iii) the valuation and purchase price allocation of assets acquired in the Company’s acquisition of NextGen Shopping, Inc., d/b/a CouponFollow ("CouponFollow"), and (iv) certain other errors, including errors in the Statements of Cash Flows.

The nature of the errors and related restatement to correct the errors are further described in Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" included in Part I, Item 1. "Financial Statements (Unaudited) As Restated" of this Form 10-Q/A.

Control Considerations

Management concluded, with concurrence of the Audit Committee, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of March 31, 2022. For a discussion of management's consideration of our disclosure controls and procedures and material weaknesses in internal control over financial reporting identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Report, as amended, in its entirety; however, this Form 10-Q/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

•Part I, Item 1. "Financial Statements (Unaudited)" to reflect the impact of the restatement;
•Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the impact of the restatement;
•Part I, Item 4. "Controls and Procedures" to reflect the additional material weaknesses in internal control over financial reporting as of March 31, 2022;
•Part II, Item 1A. "Risk Factors";
•Part II, Item 3. "Defaults Upon Senior Securities"; and,
•Part II, Item 6. "Exhibits" to include (i) pursuant to the rules of the SEC, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q/A (ii) the certain credit agreement, dated as of January 27, 2022 (the "Credit Agreement"), by and among Orchid Merger Sub II, LLC and Bank of America, N.A. in connection with the Company's Term Loan and Revolving Facility (as such terms are defined in this Form 10-Q/A) and (iii) restated unaudited condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101 and 104.

In addition, in connection with the preparation of this Form 10-Q/A, the Company has reevaluated its financial condition as of the date of filing this Form 10-Q/A. Based on this reevaluation, the Company identified matters that raised substantial doubt about its ability to continue as a going concern for the twelve-month assessment period from the date of filing this Form 10-Q/A. The assessment of going concern is further discussed in Note 1 of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements (Unaudited)” of this Form 10-Q/A.

Except as described above, no attempt has been made in this Form 10-Q/A to reflect events occurring subsequent to the filing of the Original Report. Among other things, risk disclosures made in the Original Report have not been amended to reflect events that occurred or facts that became known to us subsequent to the filing of the Original Report (other than the restatement). Accordingly, this Form 10-Q/A should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Restatement of Other Financial Statements

In addition to the restated financial information for the period ended March 31, 2022 included in this Form 10-Q/A, we are also restating our unaudited interim condensed consolidated financial statements and related disclosures for the quarters ended June 30, 2022 and September 30, 2022. Concurrently with the filing of this Form 10-Q/A, we are sequentially filing with the SEC an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2022 followed by an amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 to restate for the errors described above and other identified errors impacting these periods.

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except for par values)

	Successor	Predecessor
	March 31, 2022	December 31, 2021
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$42,182	$47,896
Restricted cash, current	4,801	—
Accounts receivable	100,268	90,203
Prepaid expenses and other current assets	15,409	7,689
Total current assets	162,660	145,788
Restricted cash, non-current	2,836	743
Property and equipment, net	2,855	830
Internal-use software development costs, net	1,344	11,213
Intangible assets, net	587,089	50,368
Goodwill	878,396	44,820
Due from related party	—	2,469
Operating lease right-of-use assets	6,388	—
Other non-current assets	830	680
Total assets	$1,642,398	$256,911
LIABILITIES AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$76,004	72,846
Accrued expenses and other current liabilities	59,735	31,284
Deferred revenue	64,810	1,971
Operating lease liabilities, current	1,895	—
Due to related party	80	—
Notes payable, current	14,822	170,453
Total current liabilities	217,346	276,554
Operating lease liabilities, non-current	5,645	—
Notes payable, non-current	409,777	—
Warrant liability	40,773	—
Deferred tax liability	138,738	7,789
Other liabilities	5,595	969
Total liabilities	817,874	285,312
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Class A Common stock - $0.0001 par value; 500,000 shares authorized, 86,597 Class A shares issued and outstanding as of March 31, 2022	$9	—
Class C Common stock - $0.0001 par value; 25,000 shares authorized, 22,077 Class C shares issued and outstanding as of March 31, 2022	2	—
Additional paid-in capital	777,325	—
Accumulated deficit	(143,866)	—
Members’ deficit	—	(28,829)
Accumulated other comprehensive (loss) income	103	428
Total stockholders’ equity/members’ deficit	633,573	(28,401)
Non-controlling interest	190,951	—
Total stockholders’ equity/members’ deficit	824,524	(28,401)
Total liabilities and stockholders’ equity/members’ deficit	$1,642,398	$256,911
See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share and per unit data)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Revenue	$166,108	$52,712	$147,561
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	120,384	41,507	110,785
Salaries, commissions, and benefits	48,198	31,181	15,195
Selling, general, and administrative	15,088	15,665	6,950
Depreciation and amortization	21,928	1,000	3,689
Total operating costs and expenses	205,598	89,353	136,619
Operating (loss) income	(39,490)	(36,641)	10,942
Interest expense	4,776	1,049	4,048
Loss on warrant fair value	13,761	—	—
(Loss) income before income tax	(58,027)	(37,690)	6,894
Income tax (benefit) expense	(14,649)	(629)	151
Net (loss) income	$(43,378)	$(37,061)	$6,743
Net (loss) attributable to non-controlling interest	(7,309)	—	—
Net (loss) income attributable to System1, Inc.	$(36,069)	$(37,061)	$6,743

Basic net (loss) per share	$(0.44)	n/a	n/a
Diluted net (loss) per share	$(0.44)	n/a	n/a
Weighted average number of shares outstanding - basic	82,708	n/a	n/a
Weighted average number of shares outstanding - diluted	82,708	n/a	n/a
Basic net (loss) income per unit	n/a	$(1.81)	$0.33
Diluted net (loss) income per unit	n/a	$(1.81)	$0.33
Weighted average units outstanding - basic	n/a	20,488	20,488
Weighted average units outstanding - diluted	n/a	20,488	20,488

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Net income (loss)	$(43,378)	$(37,061)	$6,743
Other comprehensive income (loss)
Foreign currency translation income	103	87	441
Comprehensive income (loss)	$(43,275)	$(36,974)	$7,184
Comprehensive loss attributable to non-controlling interest	(7,233)	—	—
Comprehensive income (loss) attributable to System1, Inc.	$(36,042)	$(36,974)	$7,184

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Restated
Successor:
For the period from January 27, 2022 to March 31, 2022
BALANCE—January 26, 2022	51,750	$5	—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of the Merger	29,017	3	22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	8	22,077	2	1,450	—	722,362	(107,797)	—	198,691	813,266
Net loss	—	—	—	—	—	—	—	(36,069)	—	(7,309)	(43,378)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income	—	—	—	—	—	—	—	—	103	(184)	(81)
Share-based compensation	—	—	—	—	—	—	31,398	—	—	—	31,398
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$777,325	$(143,866)	$103	$190,951	$824,524

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Members' Deficit (Unaudited)
(In thousands)

	Members’ Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:	As Restated		As Restated
For the period January 1, 2022 to January 26, 2022
BALANCE—January 1, 2022	$(28,829)	$428	$(28,401)
Net loss	(37,061)	—	(37,061)
Accumulated other comprehensive income	—	87	87
Share-based compensation expense	23,705	—	23,705
BALANCE—January 26, 2022	$(42,185)	$515	$(41,670)

	Members’ Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2021 to March 31, 2021
BALANCE—January 1, 2021	$(47,886)	$(343)	$(48,229)
Net income	6,743	—	6,743
Accumulated other comprehensive income	—	441	441
Share-based compensation expense	146	—	146
Contribution from OpenMail	147	—	147
BALANCE—March 31, 2021	$(40,850)	$98	$(40,752)

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Cash Flows from Operating Activities:
Net income (loss)	$(43,378)	$(37,061)	$6,743
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	21,928	1,000	3,689
Share-based compensation	32,302	23,705	146
Amortization of debt issuance costs	911	—	565
Noncash lease expense	283	115	—
Write-down of internal use software development costs	—	—	255
Write-down of contingent consideration liability	—	—	63
Change in fair value of contingent consideration and CEO equity profit interest	—	(9)	1,412
Change in fair value of warrants	13,761	—	—
Deferred tax benefits	(15,540)	(816)	(274)
Other	661	—	—
Changes in operating assets and liabilities—net of effect of acquisitions:
Accounts receivable	(14,816)	11,118	(4,471)
Due from related party	—	—	(252)
Prepaids and other assets	(3,695)	1,069	(1,029)
Accounts payable	66,091	(67,600)	5,306
Accrued expenses and other liabilities	(67,637)	57,488	(958)
Deferred revenue	3,654	311	164
Long term earn-out liabilities	5,595	—	(27)
Other long-term liabilities	(30,980)	77	(1,204)
Net cash provided by (used in) operating activities	(30,860)	(10,603)	10,128
Cash flows from Investing Activities:
Purchases of property and equipment	(1,427)	—	—
Expenditures for internal-use software development costs	(1,389)	(441)	(1,440)
Acquisition of businesses, net of cash acquired	(422,974)	—	—
Net cash (used in) investing activities	(425,790)	(441)	(1,440)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	449,000	—	—
Repayment of term loan	(172,488)	—	—
Repayment of promissory note	—	—	(1,750)
Member capital contributions	—	—	147
Payments for financing costs	(24,845)	—	—
Redemptions of Class A common stock	(510,469)	—	—
Cash received from the Backstop	246,484	—	—
Payments on contingent consideration from purchase of companies	—	—	(5,000)
Distributions to members	(463)	—	—
Net cash (used in) provided by financing activities	(12,781)	—	(6,603)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	1,697	(19)	(245)
Net Increase (decrease) in cash	(467,734)	(11,063)	1,840
Cash and cash equivalents and restricted cash, beginning of the period	517,553	48,639	29,013
Cash and cash equivalents and restricted cash, end of the period	$49,819	$37,576	$30,853
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$42,182	$36,833	$30,853
Restricted cash	7,637	743	—
Total cash, cash equivalents and restricted cash	$49,819	$37,576	$30,853
Supplemental cash flow information:

Cash paid for interest	$932	$—	$3,762
Cash paid for taxes	$261	$241	$518
Cash paid for operating lease liabilities	$388	$175	$—
ROU assets obtained in exchange for operating lease liabilities	$—	$7,987	$—
Equity issuance to settle intercompany loan	$—	$941	$—
Deferred consideration for acquisition	$23,500	$—	$—
See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS

System1, Inc. and subsidiaries (“System1”, or the “Company”, f/k/a Trebia Acquisition Corp.) operates an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and sells antivirus software packages to end user customers.

The Company provides its omnichannel customer acquisition platform services through its proprietary responsive acquisition marketing platform, or RAMP. Operating seamlessly across major advertising networks and advertising category verticals to acquire users on its behalf, RAMP allows the Company to monetize such users through its relationships with third party advertisers and advertising networks, which the Company refers to as its Advertising Partners. RAMP also allows third party advertising platforms and publishers, which the Company refers to as its Network Partners, to send user traffic to, and monetize user traffic on, the Company’s owned and operated websites. RAMP operates across the Company’s network of owned and operated websites and related products, allowing the Company to monetize user traffic that the Company sources from various acquisition marketing channels, including Google, Facebook, Taboola, Snapchat and TikTok.

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

Going Concern

As of June 1, 2023, the Company had not delivered audited financial statements for the fiscal year ended December 31, 2022 to Bank of America as required by the covenants of the Term Loan (refer to Note 12 – DEBT). The failure to timely deliver the audited financial statements is an event of default under the Term Loan and provides Bank of America the ability to immediately call the outstanding principal balances of the Term Loan and Revolving Facility of $430,000, as of the date of this filing, at the request of, or with the consent of, the required majority of lenders until such time that the audited financial statements are delivered to Bank of America. The Company does not have sufficient liquidity to settle the outstanding principal balances should they be called, nor has the Company identified sufficient alternative sources of capital. As a result, this matter raises substantial doubt about the Company’s ability to continue as a going concern. Upon delivery of the audited financial statements by the Company, the event of

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
default will be remediated and, once remediated, Bank of America will no longer have the ability to call the outstanding principal balances on the Term Loan and Revolving Facility.

Separate from the default under the Term Loan and Revolving Facility, in the third and fourth quarters of 2022, the Company experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. As of December 31, 2022, the Company had cash on hand of $24,606. The declining cash flows and financial performance also raised substantial doubt regarding the Company's ability to continue as a going concern for a period of one year following the date that the consolidated financial statements are issued. In response to the declining cash flows, the Company implemented a plan to raise additional financing. On April 10, 2023, the Company entered into an incremental revolver note (“2023 Revolving Note”) with related parties for $20,000 (refer to Note 12—DEBT for additional information regarding the 2023 Revolving Note). As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Restatement of Previously Issued Financial Statements

The Company identified errors impacting the previously issued unaudited condensed consolidated financial statements for the periods indicated below. The Company analyzed the errors using Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined the errors were material to the previously issued unaudited condensed consolidated financial statements. Accordingly, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company has restated herein the unaudited condensed consolidated statements of operations, of comprehensive income (loss), of changes in members’ deficit and of cash flows for the predecessor period from January 1, 2022 to January 26, 2022, the Successor condensed consolidated balance sheet as of March 31, 2022 and the condensed consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity and of cash flows for the Successor period from January 27, 2022 to March 31, 2022 and related footnote disclosures that were impacted by the errors.

A description of the errors is as follows:

I.Merger and business combination errors, and other errors impacting the successor period opening statement of stockholders’ equity:

a.Valuation related errors - The Company identified the following valuation errors related to the Merger with S1 Holdco, LLC (“S1 Holdco”) and System1 SS Protected Holdings. Inc. (“Protected”) ("the Merger") which occurred on January 27, 2022 ("the Merger date") and the NextGen Shopping, Inc. d/b/a CouponFollow (“CouponFollow”) acquisition which occurred on March 4, 2022:

i.Errors in the valuation of acquired developed technology from S1 Holdco in the Merger due to incorrectly recording capitalized internal-use software costs that were already included in the valuation of the RAMP developed technology which overstated Internal-use software development costs by $11,312 and understated Goodwill by $11,312 as of the Merger date. As a result of this error, capitalized Internal-use software development costs, net, was overstated by $10,470 and Goodwill was understated by $11,312 as of March 31, 2022 and Depreciation and amortization expense was overstated by $842 for the Successor period from January 27, 2022 through March 31, 2022;

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
ii.Errors in the valuation of intangible assets of S1 Holdco in the Merger due to the use of incorrect forecasts and assumptions that were not updated to reflect the facts and circumstances as of the date of the Merger, which understated Intangible assets by $9,400 and overstated Goodwill by $9,400 as of the Merger date. The impact to the intangible assets as of the Merger date was as follows: trademarks were understated by $10,900 and customer relationship and developed technology intangible assets were overstated by $500 and $1,000, respectively. As a result of these errors, Intangible assets, net, was understated by $9,271 and Goodwill was overstated by $9,400 as of March 31, 2022 and Depreciation and amortization expense was understated by $129 for the Successor period from January 27, 2022 through March 31, 2022;
iii.Errors in the valuation of intangible assets of Protected in the Merger due to the use of incorrect forecasts and assumptions that were not updated to reflect facts and circumstances as of the date of the Merger, which overstated intangible assets by $2,800 and understated Goodwill by $2,800 as of the Merger date. The impact to the intangible assets as of the Merger date was as follows: trademarks were overstated by $7,700 and customer relationships were understated by $4,900. As a result of these errors, Intangible assets, net, was overstated by $2,668 and Goodwill was understated by $2,800 as of March 31, 2022, and Depreciation and amortization expense was overstated by $132 for the Successor period from January 27, 2022 through March 31, 2022;
iv.Errors in the valuation of intangible assets from the CouponFollow acquisition due to the use of incorrect forecasts and assumptions that were not updated to reflect facts and circumstances as of the date of the acquisition, which understated Intangible assets by $11,900, and overstated Goodwill by $11,900 as of the acquisition date. As a result of these errors, Intangible assets, net was understated by $11,811 and Goodwill was overstated by $11,900 as of March 31, 2022 and Depreciation and amortization expense was understated by $89 for the Successor period from January 27, 2022 through March 31, 2022.

b.CouponFollow purchase consideration error- The Company identified an error in the determination of elements to be included or excluded from purchase consideration for the CouponFollow acquisition in accordance with the purchase agreement. As a result, the original purchase price determined by the Company was incorrect. The error overstated Goodwill and Accrued expenses and other current liabilities by $3,339 as of the acquisition date and March 31, 2022.

c.Stock retirement error – The Company identified an error in the accounting for the repurchase and retirement of common stock that was incorrectly recorded to Additional paid-in capital upon the Merger rather than directly to Accumulated deficit. This error resulted in an understatement of Additional paid-in capital and Accumulated deficit by $31,167 as of January 27, 2022 and March 31, 2022.

d.Forward purchase liability error – The Company identified an error in the opening balance sheet as of January 27, 2022 related to the accounting and valuation of a modification to a forward purchase contract classified as a liability with Cannae (as defined in Note 3). As further described in Note 3, on June 28, 2021, and as amended on January 10, 2022, the Trebia Sponsors agreed to forfeit up to 2,600 shares of Trebia Class B common stock in exchange for Cannae providing backstop funding for the Merger. This should have resulted in Trebia recording a forward purchase agreement liability on June 28, 2021, with mark-to-market adjustments to fair value at each future reporting date. The Company estimated the value of this liability immediately preceding the Merger based on the final redemptions and Cannae’s anticipated backstop funding and the impact of reversing the gain recorded upon termination of the original forward agreement with Cannae. This error resulted in an understatement of Accumulated deficit and Additional paid-in capital by $25,336 as of March 31, 2022.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
e.Tax related opening balance sheet errors - The Company identified tax related errors in the acquired assets and liabilities relating to the Merger and its other business acquisitions due to the valuation errors described in (a) above and a failure to identify and record acquired tax assets and liabilities, as follows:

i.The Company identified tax related errors in the acquired assets and liabilities relating to S1 Holdco which resulted in an understatement of Prepaid expenses and other current assets of $2,537, an understatement of Other non-current assets of $27, an understatement of Accrued expenses and other current liabilities of $362, an overstatement of the Deferred tax liability of $5,599, and an overstatement of goodwill of $7,802 as of the Merger date and March 31, 2022;
ii.The Company identified tax related errors in the acquired assets and liabilities relating to Protected which resulted in an understatement of Prepaid expenses and other current assets of $2,063, an understatement of Accrued expenses and other current liabilities of $1,744, an overstatement of the Deferred tax liability of $110, and an overstatement of Goodwill of $429 as of the Merger date and March 31, 2022;
iii.The Company identified tax related errors in the acquired assets and liabilities relating to the CouponFollow acquisition which resulted in an overstatement of Accrued expenses and other current liabilities by $693, an understatement of the Deferred tax liability by $2,802, and an understatement of Goodwill by $2,109 as of the acquisition date and March 31, 2022.

II.Equity related errors:

f.Not used

g.Stock based compensation - The Company identified errors in its accounting for stock-based compensation arrangements as follows:

i.Errors in accounting for Class F Unit ("F units") awards relating to the modification of the awards and the attribution of compensation cost between purchase consideration and post-combination expense due to the incorrect use of graded vesting for expense recognition subsequent to the Merger rather than recognizing expense on a straight-line basis; the determination of the fair value of awards upon the Merger; a spreadsheet formula error; and the accounting for forfeiture of awards subsequent to the Merger. In the Predecessor period there was an understatement of Additional paid-in capital and an overstatement of Stock-based compensation expense of $3,993. As a result of these errors, Goodwill was overstated by $4,115, Accrued expenses and other current liabilities was overstated by $179, Additional paid-in capital was understated by $6,151, and Accumulated other comprehensive income was overstated by $2 as of March 31, 2022. In addition, these errors resulted in an understatement of stock-based compensation included in Salaries, commissions and benefits of $10,085 for the Successor period from January 27, 2022 through March 31, 2022;
ii.Errors in accounting for Value Creation Unit ("VCU") awards relating to the modification of the awards and the attribution of compensation cost between purchase consideration and post-combination expense due to the incorrect use of graded vesting for expense recognition subsequent to the Merger rather than recognizing expense on a straight-line basis; the determination of the fair value of awards upon the Merger; and the accounting for forfeitures of awards subsequent to the Merger. As a result of these errors, Goodwill was overstated by $7,133, Accrued expenses and other current liabilities was overstated by $1,902, and Additional paid-in capital was overstated by $5,053 as of March 31, 2022. In addition, these errors resulted in an understatement of stock-based compensation included in Salaries, commissions and benefits of $178 for the Successor period from January 27, 2022 through March 31, 2022;

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
iii.Errors in the accounting for restricted stock awards issued to the SPAC sponsors, which should have been treated as an equity exchange on the Merger date rather than as compensation expense in the Successor period from January 27, 2022 to March 31, 2022. As a result, Salaries, commissions, and benefits was overstated by $12,746 in the Successor period from January 27, 2022 to March 31, 2022 and Additional paid-in capital was overstated by $12,746 as of March 31, 2022;
iv.Error in the accounting and valuation for Sponsor Promote Shares, which should have been recorded in the Successor period from January 27, 2022 to March 31, 2022 rather than the Trebia financial statements as of January 26, 2022. As a result, Additional paid-in capital and Accumulated deficit were overstated by $8,079 in opening shareholders' equity as of January 27, 2022. This error resulted in an understatement of Additional paid-in capital of $288 as of March 31, 2022. Additionally, this error resulted in an understatement of stock-based compensation expense included in Salaries, commissions and benefits of $7,706 and an understatement of Selling, general and administrative expense of $661 for the Successor period from January 27, 2022 to March 31, 2022.

h.Stock based compensation errors, other - The Company identified other immaterial errors relating to the improper accounting for equity awards, which overstated Goodwill and Additional paid-in-capital by $518 as of the Merger date and March 31, 2022.

III.Other errors:

i.Non-controlling interest errors - The Company identified errors related to its calculation of net loss attributable to non-controlling interests due to the inclusion of entities that did not have non-controlling interests. In addition, the Company has corrected Net loss attributable to non-controlling interest for other errors described herein. The impact of the errors was an understatement of Accumulated other comprehensive income of $255, an understatement of Accumulated deficit of $836, and an understatement of Non-controlling interest by $581 as of March 31, 2022. Net loss attributable to non-controlling interest was overstated and Net loss attributable to System1 was understated by $759 for the Successor period from January 27, 2022 to March 31, 2022. As a result of these adjustments, Comprehensive loss attributable to non-controlling interest was overstated by $841 for the Successor period from January 27, 2022 through March 31, 2022.

j.Internal-use software development costs – The Company identified errors in the capitalization of internal-use software costs subsequent to the Merger which resulted in an understatement of Internal-use software development costs, net by $1,110 as of March 31, 2022, an overstatement of Salaries, commissions, and benefits expense by $483, and an overstatement of Depreciation and amortization expense by $627 for the Successor period from January 27, 2022 through March 31, 2022.

k.Accrual related errors - The Company identified various errors in accruals which impacted the Predecessor and Successor Periods. These errors had the impact of overstating Cost of revenues by $261 and understating Selling, general and administrative expense by $744 in the Predecessor period from January 1, 2022 to January 26, 2022 and understating Accrued expenses and other current liabilities by $319 and overstating Prepaid expenses and other current assets by $164 as of the Merger date. These errors also had the impact of understating Cost of revenues by $261 and overstating Selling, general and administrative expense by $445 in the Successor period from January 27, 2022 to March 31, 2022 and understating Goodwill and Accrued expenses and other current liabilities by $483 and $299, respectively, as of March 31, 2022.

l.RoadWarrior contingent consideration errors - Errors in the valuation of contingent consideration for the RoadWarrior acquisition resulting from a misinterpretation of the arrangement. The Company erroneously recorded a liability in the opening balance sheet for contingent

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
consideration; however, the arrangement does not include contingent consideration provisions. The impact of the error was an overstatement of Goodwill, Accrued expenses and other current liabilities, and Other liabilities by $681, $478, and $209, respectively, as of March 31, 2022. Additionally, Selling, general and administrative was overstated by $6 for the Successor period from January 27, 2022 to March 31, 2022.

m.Impact of errors on tax accounts:
i.The income tax provision was recomputed based on the restated pre-tax income (loss) for the period resulting in an overstatement of Income tax benefit for the Successor period from January 27, 2022 to March 31, 2022 by $1,603 and an understatement to Deferred tax liability by $1,603 as of March 31, 2022;
ii.As a result of the valuation errors identified in the opening balance sheet, the Company corrected the tax impacts of the Company’s contribution of the net assets of CouponFollow to System1 Opco, LLC immediately following the acquisition, resulting in an overstatement of Deferred tax liability and an understatement to Additional paid-in capital by $4,157 as of March 31, 2022;
iii.The Company identified errors in the reconciliation of its tax accounts which resulted in an overstatement of Prepaid expenses and other current assets by $3,663, an overstatement of Accrued expenses and other current liabilities of $3,716, an understatement of Deferred tax liability by $174 and an overstatement of accumulated other comprehensive income of $121 as of March 31, 2022. The accumulated other comprehensive income adjustment was a result of the Company correcting for a foreign currency error incorrectly applied to deferred tax balances.

n.Other classification errors - The Company identified classification errors between current and non-current Restricted cash and Accounts receivable, which overstated Restricted cash, current and Restricted cash, non-current by $93 and $199, respectively, and understated Accounts receivable by $292 as of March 31, 2022.

o.Other adjustments - In addition to the impacts of the adjustments described herein, the Company identified various adjustments primarily related to rounding.

p.Impact of errors on foreign currency translation - As a result of the correction of the identified errors and preparation of the financial statements the effects of foreign currency translation adjustments and their effects on other comprehensive income have also been reflected within the restated amounts.

q.Cash flow errors - In addition to the impacts of adjustments to correct the statements of cash flows from the adjustments described above, the Company also determined that various line items within the operating, investing, and financing activities section required the correction of errors and the total cash flows within operating, investing, and financing activities were misstated due to errors resulting from incorrect support utilized by the Company in preparing the statements of cash flows. The aggregate impact of these errors to the consolidated statement of cash flows for the Successor period from January 27, 2022 to March 31, 2022 was an overstatement of Share-based compensation expense of $87, an overstatement of Write-down of internal-use software development cost of $676, an overstatement of increase in Prepaids and other assets of $6,388, an overstatement of increase in Accounts payable of $79, an overstatement of decrease in Accrued expenses and other liabilities of $103,721, an overstatement of increase in Long-term earn-out liabilities of $5,595, an understatement of increase in Other long term liabilities of $119,806, an understatement of Purchases of property and equipment of $54, an overstatement of Expenditures for internal-use software development costs of $16, an overstatement of Acquisitions of businesses, net of cash acquired of $3,695, an understatement of Payments for financing costs of $422 and an understatement of Distributions to members of $216. The Company also identified

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
other immaterial classification errors for the Successor period from January 27, 2022 to March 31, 2022 which have been corrected herein.

r.Not used

s.Earnings per share error - The Company identified an error in its computation of weighted average number of shares which impacted the earnings per share disclosure for the Successor period from January 27, 2022 to March 31, 2022.

t.Not used

The accompanying notes to the condensed consolidated financial statements have also been corrected to reflect the impacts of the adjustments described above. In addition, the Company corrected the following disclosure errors:

•Authorized share disclosure - The Company corrected disclosure of the number of authorized Class A common stock on the condensed consolidated balance sheet;

•Merger disclosures - The Company corrected the disclosure in Note 3 related to the presentation of assets acquired and liabilities assumed from the Merger and the unaudited pro forma information due to errors resulting from incorrect support utilized in preparing the disclosures and incorrect application of adjustments to the pro forma information;

•CouponFollow acquisition disclosures – The Company corrected the disclosure in Note 4 for transaction costs incurred for the CouponFollow acquisition that did not include total amounts incurred in 2021 and the amount of deferred contingent consideration;

•Reportable segment goodwill disclosure - The Company corrected the disclosure in Note 6 related to errors in the allocation of goodwill from the Merger and other business acquisitions to its reportable segments;

•Segment disclosures – The Company corrected the disclosure in Note 16 related to errors in the allocation of revenues and adjusted gross profit to the Owned and Operated and the Partner Network segments. For the Predecessor period of January 1, 2022 to January 26, 2022, Owned and Operated segment revenue was overstated and Partner Network segment revenue was understated by $542 and Owned and Operated adjusted gross profit was overstated by $542 and Partner Network adjusted gross profit was understated by $91. For the Successor period from January 27, 2022 to March 31, 2022, Owned and Operated segment revenue was overstated and Partner Network segment revenue was understated by $3,374 and Owned and Operated adjusted gross profit was overstated by $3,374 and Partner Network adjusted gross profit was understated by $437;

•Protected Incentive Plan disclosure - The Company corrected the disclosure in Note 18 to include disclosure of the terms of the Protected Incentive Plan that were previously omitted;

•CouponFollow Incentive Plan disclosure - The Company corrected the disclosure in Note 18 to include disclosure of the terms of the CouponFollow Incentive Plan that were previously omitted.

The following table summarizes the effect of the adjustments to correct errors on each affected financial statement line item impacting the condensed consolidated balance sheet as of March 31, 2022. The footnotes correspond to the error descriptions above:

Successor
March 31, 2022
	As Previously Reported	Adjustments	As Restated
ASSETS

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

	Successor
	March 31, 2022
	As Previously Reported	Adjustments		As Restated
Current assets:
Cash and cash equivalents	$42,178	$4	(o)	$42,182
Restricted cash, current	4,895	(93)	(n)
		(1)	(o)	4,801
Accounts receivable, net of allowance for doubtful accounts	99,976	292	(n)	100,268
Prepaid expenses and other current assets	14,468	4,600	(e)
		(3,663)	(m)
		4	(o)	15,409
Total current assets	161,517	1,143		162,660
Restricted cash, non-current	3,034	(199)	(n)
		1	(o)	2,836
Property and equipment, net	2,855	—		2,855
Internal-use software development costs, net	10,704	(10,470)	(a)
		1,110	(j)	1,344
Intangible assets, net	568,675	18,414	(a)	587,089
Goodwill	907,009	(7,188)	(a)
		(3,339)	(b)
		(6,122)	(e)
		(11,248)	(g)
		(518)	(h)
		483	(k)
		(681)	(l)	$878,396
Operating lease right-of-use assets	6,388	—		6,388
Other non-current assets	808	27	(e)
		(5)	(o)	830
Total assets	$1,660,990	$(18,592)		$1,642,398
LIABILITIES AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$76,004	$—		$76,004
Accrued expenses and other current liabilities	67,635	(3,339)	(b)
		1,413	(e)
		(2,081)	(g)
		299	(k)
		(478)	(l)
		(3,716)	(m)
		2	(o)	59,735
Deferred revenue	64,810	—		64,810
Operating lease liabilities, current	1,895	—		1,895
Due to related party	80	—		80
Notes payable, current	14,822	—		14,822
Total current liabilities	225,246	(7,900)		217,346
Operating lease liabilities, non-current	5,645	—		5,645
Notes payable, non-current	409,777	—		409,777
Warrant liability	40,773	—		40,773
Deferred tax liability	144,027	(2,907)	(e)
		(2,380)	(m)
		(2)	(o)	138,738
Other liabilities	5,804	(209)	(l)	5,595
Total liabilities	831,272	(13,398)		817,874
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

	Successor
	March 31, 2022
	As Previously Reported	Adjustments		As Restated
Class A common stock - $0.0001 par value; 500,000 shares authorized, 86,597 Class A shares issued and outstanding as of March 31, 2022	$9	$—		$9
Class C common stock - $0.0001 par value; 25,000 shares authorized, 22,077 Class C shares issued and outstanding as of March 31, 2022	2	—		2
Additional paid-in capital	728,540	31,167	(c)
		25,336	(d)
		(11,360)	(g)
		(518)	(h)
		4,157	(m)
		3	(o)	777,325
Accumulated deficit	(89,175)	756	(a)
		(31,167)	(c)
		(25,336)	(d)
		2,195	(g)
		(836)	(i)
		1,110	(j)
		184	(k)
		6	(l)
		(1,603)	(m)	(143,866)
Accumulated other comprehensive (loss) income	(28)	(1)	(e)
		(2)	(g)
		255	(i)
		(121)	(m)	103
Total stockholders’ equity/members’ deficit attributable to System1, Inc.	639,348	(5,775)		633,573
Non-controlling interest	190,370	581	(i)	190,951
Total stockholders’ equity/members’ deficit	829,718	(5,194)		824,524
Total liabilities and stockholders’ equity/members’ deficit	$1,660,990	$(18,592)		$1,642,398

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of operations. The footnotes correspond to the error descriptions above:

	Successor				Predecessor
	Period from January 27, 2022 through March 31, 2022				Period from January 1, 2022 through January 26, 2022
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenue	$166,108	$—		$166,108	$52,712	$—		$52,712
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	120,131	261	(k)		41,760	(261)	(k)
		(8)	(o)	120,384		8	(o)	41,507
Salaries, commissions, and benefits	43,459	5,223	(g)		35,175	(3,993)	(g)
		(483)	(j)			(1)	(o)	31,181
		(1)	(o)	48,198
Selling, general, and administrative	14,981	661	(g)		14,817	744	(k)
		(445)	(k)			104	(o)	15,665
		(6)	(l)
		(103)	(o)	15,088
Depreciation and amortization	23,311	(756)	(a)		1,000	—		1,000
		(627)	(j)	21,928
Total operating costs and expenses	201,882	3,716		205,598	92,752	(3,399)		89,353
Operating income (loss)	(35,774)	(3,716)		(39,490)	(40,040)	3,399		(36,641)
Interest expense	4,776	—		4,776	1,049	—		1,049
Loss on warrant fair value	13,761	—		13,761	—	—		—
Income (loss) before income tax	(54,311)	(3,716)		(58,027)	(41,089)	3,399		(37,690)
Income tax (benefit) expense	(16,252)	1,603	(m)	(14,649)	(629)	—		(629)
Net (loss) income	$(38,059)	$(5,319)		$(43,378)	$(40,460)	$3,399		$(37,061)
Net (loss) attributable to non-controlling interest	(8,068)	759	(i)	(7,309)	—	—		—
Net (loss) income attributable to System1, Inc.	$(29,991)	$(6,078)		$(36,069)	$(40,460)	$3,399		$(37,061)

Basic and diluted net loss per share	$(0.36)	$(0.07)		$(0.44)	$(1.97)	$0.17		$(1.81)
Weighted average units outstanding - basic and diluted	82,210	498	(s)	82,708	20,488	—		20,488

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of comprehensive income (loss). The footnotes correspond to the error descriptions above:

	Successor				Predecessor
	Period from January 27, 2022 through March 31, 2022				Period from January 1, 2022 through January 26, 2022
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Net (loss) income	$(38,059)	$(5,319)	(a)(g)(j)(k)(l)(m)(o)	$(43,378)	$(40,460)	$3,399	(g)(k)(o)	$(37,061)
Other comprehensive (loss) income
Foreign currency translation income	(34)	137	(m)(p)	103	87	—		87
Comprehensive (loss) income	$(38,093)	$(5,182)		$(43,275)	$(40,373)	$3,399		$(36,974)
Comprehensive (loss) attributable to non-controlling interest	(8,074)	841	(i)(p)	(7,233)	—	—		—
Comprehensive (loss) income attributable to System1, Inc.	$(30,019)	$(6,023)		$(36,042)	$(40,373)	$3,399		$(36,974)

The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of changes in stockholders' equity. The footnotes correspond to the error descriptions above:

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Previously Reported
Successor:
For the period from January 27, 2022 to March 31, 2022
BALANCE—January 26, 2022	52,680	$5	—	$—	—	$—	$525,579	$(59,184)	$—	$—	$466,400
Effect of the Merger	29,017	3	22,077	2	2,900	—	157,046	—	—	198,691	355,742
BALANCE—January 27, 2022	81,697	8	22,077	2	2,900	—	682,625	(59,184)	—	198,691	822,142
Net loss	—	—	—	—	—	—	—	(29,991)	—	(8,068)	(38,059)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(6,752)	—	—	—	(6,752)
Other comprehensive income	—	—	—	—	—	—	—	—	(28)	(6)	(34)
Share-based compensation	—	—	—	—	—	—	27,167	—	—	—	27,167
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$728,540	$(89,175)	$(28)	$190,370	$829,718

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Adjustments
Successor:
For the period from January 27, 2022 to March 31, 2022
BALANCE—January 26, 2022	(930)	$—	—	$—	—	$—	$48,424	$(48,613)	$—	$—	$(189)	(c) (d) (g)
Effect of the Merger	—	—	—	—	(1,450)	—	(8,687)	—	—	—	(8,687)	(g)
BALANCE—January 27, 2022	(930)	—	—	—	(1,450)	—	39,737	(48,613)	—	—	(8,876)
Net loss	—	—	—	—	—	—	—	(6,078)	—	759	(5,319)	(a)(g)(i)(j)(k)(l)(m)(o)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661	(g)
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—	(g)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	4,156	—	—	—	4,156	(e)
Other comprehensive income	—	—	—	—	—	—	—	—	131	(178)	(47)	(p)
Share-based compensation	—	—	—	—	—	—	4,231	—	—	—	4,231	(g)
BALANCE—March 31, 2022	—	$—	—	$—	—	$—	$48,785	$(54,691)	$131	$581	$(5,194)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Restated
Successor:
For the period from January 27, 2022 to March 31, 2022
BALANCE—January 26, 2022	51,750	$5	—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of the Merger	29,017	3	22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	8	22,077	2	1,450	—	722,362	(107,797)	—	198,691	813,266
Net loss	—	—	—	—	—	—	—	(36,069)	—	(7,309)	(43,378)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income	—	—	—	—	—	—	—	—	103	(184)	(81)
Share-based compensation	—	—	—	—	—	—	31,398	—	—	—	31,398
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$777,325	$(143,866)	$103	$190,951	$824,524

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statement of changes in members' deficit. The footnotes correspond to the error descriptions above:

	Members’ Deficit				Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2022 to January 26, 2022	As Previously Reported	Adjustments		As Restated		As Restated
BALANCE—January 1, 2022	$(28,829)	$—		$(28,829)	$428	$(28,401)
Net loss	(40,460)	$3,399	(g)(k)(o)	(37,061)	—	(37,061)
Accumulated other comprehensive income	—	—		—	87	87
Share-based compensation expense	27,698	(3,993)	(g)	23,705	—	23,705
BALANCE—January 26, 2022	$(41,591)	$(594)		$(42,185)	$515	$(41,670)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of cash flows. The footnotes correspond to the error descriptions above:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

	Successor				Predecessor
	Period from January 27, 2022 through March 31, 2022				Period from January 1, 2022 through January 26, 2022
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Cash flows from Operating Activities:
Net income (loss)	$(38,059)	$(5,319)	(a)(g)(j)(k)(l)(m)(o)	$(43,378)	$(40,460)	$3,399	(g)(k)(o)	$(37,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,311	(1,383)	(a)(j)	21,928	1,000	—		1,000
Share-based compensation	27,167	5,135	(g)(o)(q)	32,302	27,698	(3,993)	(g)	23,705
Amortization of debt issuance costs	911	—		911	—	—		—
Noncash lease expense	283	—		283	115	—		115
Write-down of internal use software development costs	676	(676)	(q)	—	—	—		—
Change in fair value of contingent consideration and CEO equity profit interest	1	(1)	(q)	—	(9)	—		(9)
Change in fair value of warrants	13,761	—		13,761	—	—		—
Deferred tax benefits	(17,141)	1,601	(m)(q)	(15,540)	(816)	—		(816)
Other	—	661	(g)	661	—	—		—
Changes in operating assets and liabilities
Accounts receivable	(14,522)	(294)	(n)(q)	(14,816)	11,118	—		11,118
Prepaids and other assets	(9,920)	6,225	(k)(o)(q)	(3,695)	905	164	(k)	1,069
Accounts payable	66,170	(79)	(q)	66,091	(67,600)	—		(67,600)
Accrued expenses and other liabilities	(171,340)	103,703	(k)(o)(q)	(67,637)	57,170	318	(k)(o)	57,488
Deferred revenue	3,654	—		3,654	311	—		311
Long term earn-out liabilities	—	5,595	(q)	5,595	—	—		—
Other long-term liabilities	88,832	(119,812)	(l)(q)	(30,980)	78	(1)	(o)	77
Net cash used in operating activities	(26,216)	(4,644)		(30,860)	(10,490)	(113)		(10,603)
Cash flows from Investing Activities:
Purchases of property and equipment	(1,373)	(54)	(q)	(1,427)	—	—		—
Expenditures for internal-use software development costs	(922)	(467)	(j)(q)	(1,389)	(441)	—		(441)
Acquisition of businesses, net of cash acquired	(426,555)	3,581	(o)(q)	(422,974)	—	—		—
Net cash used in investing activities	(428,850)	3,060		(425,790)	(441)	—		(441)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	449,000	—		449,000	—	—		—
Repayment of term loan	(172,488)	—		(172,488)	—	—		—
Payments for financing costs	(24,423)	(422)	(q)	(24,845)	—	—		—
Redemptions of Class A common stock	(510,469)	—		(510,469)	—	—		—
Cash received from the Backstop	246,484	—		246,484	—	—		—
Distributions to members	(247)	(216)	(q)	(463)	—	—		—
Net cash used in financing activities	(12,143)	(638)		(12,781)	—	—		—
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(237)	1,934	(p)	1,697	(132)	113	(p)	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	(467,446)	(288)		(467,734)	(11,063)	—		(11,063)
Cash and cash equivalents and restricted cash, beginning of the period	517,553	—		517,553	48,639	—		48,639
Cash and cash equivalents and restricted cash, end of the period	$50,107	$(288)		$49,819	$37,576	$—		$37,576
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$42,178	$4	(o)	$42,182	$36,833	$—		$36,833
Restricted cash	$7,929	$(292)	(n)	7,637	743	—		743
Total cash, cash equivalents and restricted cash	$50,107	$(288)		$49,819	$37,576	$—		$37,576

Supplemental cash flow information:
Cash paid for interest	$932	$—		$932	$—	$—		$—
Cash paid for taxes	$261	$—		$261	$241	$—		$241
ROU assets obtained in exchange for operating lease liabilities	$—	$—		$—	$7,987	$—		$7,987
Equity issuance to settle intercompany loan	$—	$—		$—	$—	$941		$941
Deferred consideration for acquisition	$—	$23,500		$23,500	$—	$—		$—

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

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

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger and (ii) the combined results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial statements include a Predecessor period, which includes the period through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022 through March 31, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

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

Risk and Concentrations

The Company is subject to certain business risks, including dependence on key employees, dependence on key contracts, competition from alternative technologies, and dependence on growth to achieve its business and operational objectives.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
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

Cash and Cash Equivalents

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

Cash and cash equivalents consist of amounts held as bank deposits.

Accounts Receivable

Accounts receivable primarily represent amounts due from its Advertising Partners, these accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest. The Company does not require collateral for its accounts receivable. The Company considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, and current economic industry trends. These accounts receivables have historically been paid on a timely basis. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection and therefore no allowance for doubtful accounts is required as of March 31, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The payment terms for the Company's accounts receivable are typically 30 days.

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
(Amounts in thousands, except for per unit and per share amounts)

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
Restricted Cash

The Company had restricted cash of $7,637 and $743 as of March 31, 2022 (Successor) and December 31, 2021 (Predecessor), respectively, and primarily consists of the following items:

i.cash held as collateral at one of the Company’s financial institutions to secure the Company’s letter of credit issued in favor of its landlord under the lease for its corporate office,
ii.funds held by the Company's credit card processors to cover potential charge backs initiated by the Company's customers,
iii.the escrow account balance related to the portion of unvested equity awards as of the closing of the Merger that will be cash settled as the service requirement is completed,
iv.the escrow account balance related to the indemnification obligations related to its RoadWarrior acquisition, and
v.the escrow account balance related to the postcombination compensation arrangement related to the CouponFollow acquisition.

The amount of restricted cash as of December 31, 2021 (Predecessor) relates to cash held as collateral at one of the Company’s financial institutions to secure the Company’s letter of credit issued in favor of its landlord under the lease for its corporate office.

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

Internal-use software development activities generally consist of three stages: (i) the planning stage, (ii) the application and infrastructure development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, including costs associated with the post configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed for internal use when the preliminary project stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and the software will perform as intended. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete, and the software and technologies are ready for deployment for their intended purpose(s). Internal-use software development costs are amortized using a straight-line method over an estimated useful life of three (3) years, commencing when the software is ready for its intended use. The straight-

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
line recognition method approximates the manner in which the expected benefit will be derived. The Company does not transfer ownership of its software, or lease its software, to third parties.

Intangible Assets

Intangible assets primarily consist of acquired technology, customer relationships and trade names/trademarks. The Company determines the appropriate useful life based on management’s estimate of the applicable intangible asset’s remaining economic useful life at the time of acquisition. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. Certain customer relationship intangibles are amortized on an accelerated basis based upon the expected timing of economic benefits which are derived from an analysis of customer attrition rates over the expected life.

The estimated useful lives of the Company’s intangible assets are as follows:

	Useful Life
	(Years)
Developed technology	4
Customer relationships	3	-	5
Trademarks and trade names	10
Other intangibles	4

The weighted average amortization period for all intangibles is 7 years.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used; significant adverse changes in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying amount of the asset group can be recovered through projected undiscounted cash flows over their remaining useful lives. If the carrying amount of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment has occurred. Management has determined there to be no impairment of long-lived assets during the period from January 27, 2022 through March 31, 2022 (Successor), the period from January 1, 2022 through January 26, 2022 (Predecessor), and the three-month period ended March 31, 2021 (Predecessor).

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
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

The Company has the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, an impairment loss is recognized in an amount equal to the excess.

The determination of fair value(s) requires us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from a market participant perspective, and discount rates. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

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

The Company’s revenue is principally derived from the following areas:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
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
(Amounts in thousands, except for per unit and per share amounts)
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

Replacement Awards

Prior to the Merger, S1 Holdco had outstanding both, Value Creation Units (“VCU’s”) and Class F Units. The VCU’s and Class F Units were concluded to be profits interests units granted to employees. The VCU’s shall become fully vested upon the satisfaction of both a service condition and a performance condition determined to be a change in control event effectuated by the Merger. The Class F Units are subject to vesting conditions where the units will vest at the later of (i) a change in control event or (ii) four-year anniversary of issuance.

Pursuant to the Merger, the Company was required to replace certain profits interests awards, the value creation units ("VCU") and Class F Units ("F Units"), with a combination of a restricted stock unit (“RSU”) in System1 and a cash award (collectively, the "Replacement Awards”). The fair value of the Replacement Awards was derived utilizing the transaction closing price of $10.00. The Merger triggered a liquidating event, therefore, the portion of the Replacement Awards issued in connection with the Merger that was associated with services rendered through the date of the Merger are included in the total consideration transferred, with the exception of the unvested awards subject to service vesting conditions where the service condition has not been completed. With regards to the remaining unvested portion of the Replacement Awards, the Company continues to recognize compensation expense on a straight-line basis over the original requisite service period and recognizes forfeitures as they occur. For VCU Replacement Awards forfeited prior to vesting, the Company recognizes accelerated compensation expense for the remaining unvested shares, as a share of the Company’s Class A Common Stock becomes issuable to the previous investors for each VCU Replacement Award forfeited. For Cash Replacement Awards forfeited prior to vesting, the Company recognizes accelerated compensation expense for the unpaid amount, as that cash amount becomes payable to the previous investors.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

Post-Combination Awards

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

Liability Awards

In connection with the Merger and acquisition of Protected.net described in Note 3, the Company effected an incentive plan for eligible recipients which is payable in a fixed value of fully-vested shares of the Company’s Class A common stock upon the satisfaction of certain performance and service conditions (the “Protected.net Incentive Plan”).

In connection with the acquisition of CouponFollow described in Note 4 the Company effected an incentive plan for eligible recipients, which, at the Company’s option, is payable in cash or fully-vested shares of the Company’s Class A common stock upon the satisfaction of certain performance and service conditions (the “CouponFollow Incentive Plan”).

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
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

Non-Controlling Interest

The Company reports a non-controlling interest representing the economic interest in S1 Holdco held by certain individuals and entities other than the Company. The non-controlling interest is comprised of certain selling equity holders of S1 Holdco that retained an economic interest in S1 Holdco through their ownership of Class B units in S1 Holdco, together along with the same number of corresponding shares of Class C common stock in the Company. The non-controlling interest holders may, from time to time, require the Company to convert all or a portion of their economic interest via a redemption of their Class B units in S1 Holdco together with surrendering their corresponding shares of Class C common stock in the Company in exchange for shares of Class A common stock on a one-for-one basis. As future redemptions occur, this will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital. As additional shares of Class A common stock are issued at the Company level, Class A units in S1 Holdco are issued to the Company to maintain a one-to-one ratio of Class A common stock outstanding to the Company's Class A units in S1 Holdco.

The following table summarizes the ownership interest in S1 Holdco as of March 31, 2022 (Successor).

	Units (in thousands)	Ownership %
Class A units of S1 Holdco	86,597	80%
Class B units of S1 Holdco	22,077	20%

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The FASB issued this Update as part of its Simplification Initiative to improve areas of U.S. GAAP and reduce cost and complexity while maintaining usefulness. The main provisions remove certain exceptions, including the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items, the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income-based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Topic 326), which modifies the accounting methodology for most financial instruments. The guidance requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This guidance is effective for annual periods beginning after December 15, 2022, and early adoption is permitted. The Company does not expect the adoption of this update to have a material effect on its condensed consolidated financial statements.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
3.MERGER

On June 28, 2021, the Company entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (the “Business Combination Agreement”) by and among S1 Holdco, Trebia, and Protected (collectively, the “Companies”). On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company is organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. The combined Companies’ business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares and public warrants ceased trading on the New York Stock Exchange (“NYSE”), and System1 Inc.'s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger was a combination of cash, Class A common stock, Class C common stock and Replacement Awards.

The aggregate cash consideration was $440,155.

The aggregate equity consideration paid and/or retained S1 Holdco Class B Units was $610,144, consisting of (a) the aggregate equity consideration payable under the Business Combination Agreement, consisting of shares of Class A common stock and Replacement Awards, and (b) the aggregate Class B Units in S1 Holdco retained by S1 Holdco equity holders at the Closing.

The fair value of the Class A common stock was determined by utilizing the transaction closing price per share per the BCA of $10.00 and a discount of 10%, as the shares were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics.

Additionally, the aggregate Class B units in S1 Holdco retained by S1 Holdco equity holders at the Closing Date resulted in a non-controlling interest. The 22,077 Class B units in S1 Holdco and the corresponding Class C common stock in the Company were determined to have an estimated value of $198,691. As the Class B units in S1 Holdco together with the corresponding shares of the Company's Class C common stock are exchangeable for shares of Class A common stock on a one-for-one basis, the fair value was determined using the same method as for the shares of Class A common stock, utilizing the transaction closing price of $10.00 and a discount of 10% (as the units and the corresponding shares of Class C common stock were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics). The fair value of $198,691 was included in non-controlling interest on the accompanying condensed consolidated balance sheet and condensed consolidated statements of changes in stockholders' equity.

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”), an investor in the Sponsor of Trebia, entered into a backstop agreement (the “Backstop Agreement”) on June 28, 2021, as amended on January 10, 2022, whereby Cannae agreed, to subscribe for up to 25,000 shares of Trebia Class A common stock in order to fund up to $250,000 of redemptions by shareholders of Trebia. See discussion below regarding the Amended and Restated Sponsor Agreement, which was amended in conjunction with the Backstop Agreement. As a result of shareholder redemptions, Cannae provided $246,484 of the cash used to fund the Closing Cash Consideration pursuant to its obligations under the Backstop Agreement and in exchange received 24,648 shares of Class A common stock ("Backstop shares").

Additionally, pursuant to the Backstop Agreement, the Selling Shareholders (i.e., certain shareholders of S1 Holdco and Protected prior to the Merger) agreed that, in the event shareholders of Trebia requested redemption of Trebia outstanding equity immediately prior to the Merger in excess of a certain dollar value threshold, certain equity holders of S1 Holdco and Protected would reduce their cash consideration and proportionally increase their equity consideration for the Merger, which is referred to as the “Seller Backstop Election”. In the event that the Seller Backstop Election was made, the Sponsors would forfeit their shares to allow the Company to then issue shares to the Selling Shareholders. The Seller Backstop Election was triggered and, as a result, the Sponsors forfeited 930

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
shares of Trebia Class B ordinary shares which were converted at time of Merger, at a one-to-one ratio, into shares of Class A common stock of System1 and delivered to the various selling shareholders of S1 Holdco, collectively referred to as the “Sponsor Promote Shares”. The total consideration amount, in a combination of cash and equity consideration, did not change from the amount agreed in the Business Combination Agreement due to this Seller Backstop Election. The Company recorded $7,706 in Salaries, commissions, and benefits expense and $661 in Selling, general and administrative expense for Sponsor Promote Shares during the period January 27, 2022 through March 31, 2022 (Successor).

In connection with the execution of the Business Combination Agreement and the Backstop Agreement, on June 28, 2021, as amended on January 10, 2022, the sponsors of Trebia entered into the Amended and Restated Sponsor Agreement whereby the sponsors agreed to forfeit up to 2,600 shares of Trebia Class B common stock in order for the Company to then issue the shares to Cannae (“Backstop forfeiture shares”), in exchange for Cannae entering into the Backstop Agreement. On January 27, 2022, based upon the final backstop funding provided by Cannae, the sponsors forfeited 2,533 shares of Trebia Class B shares, after which the Company then issued 2,533 shares of Class A common stock to Cannae. Trebia recorded a forward purchase liability of $25,336 immediately prior to the Merger, representing the fair value of the Backstop shares and the Backstop forfeiture shares.

In accordance with the Amended and Restated Sponsor Agreement entered into concurrently with the Business Combination Agreement, the Company issued 1,450 Class D shares to the Trebia sponsors in exchange for 1,450 Trebia Class B shares ("Sponsor RSAs"). The difference in the fair value of the two was treated as a capital contribution. The founders of S1 Holdco and Protected were also issued 1,450 Class D shares ("Seller RSUs"). Further, in connection with the Merger, the Company also effected an incentive plan for Protected business. Refer to Note 18 for additional information on the Seller RSU's and the Protected Incentive Plan.

Concurrently with the consummation of the Merger, System1 entered into a tax receivable agreement with the minority holders of S1 Holdco, (the “Tax Receivable Agreement”), pursuant to which, among other things, the parties to the Tax Receivable Agreement have agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income tax that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B Units in S1 Holdco (together with the corresponding shares of the Company’s shares of Class C common stock) in exchange for shares of the Company’s Class A common stock. As of the Closing Date, the fair value of obligations under the TRA was determined to be zero as any tax savings were uncertain. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability are recognized in earnings.

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

The purchase consideration was allocated to the following assets and liabilities:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

Amount
Tangible assets acquired and liabilities assumed:
Cash and marketable securities	$68,748
Accounts receivable	79,086
Prepaid expenses	7,807
Income tax receivable	4,566
Property, plant & equipment, net	1,551
Other assets	6,950
Accounts payable	(9,798)
Deferred revenue	(60,768)
Accrued expenses and other current liabilities	(110,004)
Income tax payable	(2,091)
Notes payable	(172,038)
Deferred tax liabilities	(138,613)
Other liabilities	(8,474)
Total tangible assets acquired and liabilities assumed	(333,078)
Intangible assets	562,100
Goodwill	821,277
Net assets acquired	$1,050,299

Consideration:
Cash	$440,155
Equity	411,453
Total consideration attributable to System1	851,608
Total consideration attributable to NCI	198,691
Total consideration	$1,050,299

The intangible assets as of the closing date of the acquisition included:

	Amount	Weighted Average Useful Life (in Years)
Trademarks	$246,400	10
Customer relationships	119,700	4
Technology	196,000	4
Total	$562,100

The fair value of the intangible assets acquired was determined using income-based approach methodologies. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. Customer relationships are amortized on an accelerated basis. To determine the amortization period for each of the customer relationships assets and to evaluate the pattern of usage of economic benefits, the Company performed a customer attrition analysis of the Company's customer relationships to estimate the attrition rate and consequently the life expectancy for the existing customer relationships.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
Key assumptions used in the valuation of intangible assets are below:

Trademarks – The Company valued trademarks using the relief-from-royalty method under the income-based approach. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the trademarks, and a discount rate.

Customer relationships – The Company valued customer relationships using an excess-earnings method utilizing distributor inputs. Key assumptions include customer attrition rate, revenue growth rate, existing customer revenue, deferred revenue, and a discount rate.

Technology – The Company valued technology using the excess-earnings method utilizing company-specific inputs. Key assumptions include forecasted revenue, technology migration rate and a discount rate.

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. Goodwill is not deductible for tax purposes.

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if the Merger and other acquisitions occurred as of January 1, 2021. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, adjustments for transaction expenses, adjustments for certain stock-based compensation and equity related expenses incurred as a result of the transaction and the resulting tax effects, as if the Merger and acquisitions of CouponFollow and RoadWarrior (both as defined in Note 4—ACQUISITIONS) occurred January 1, 2021. The pro forma results do not include any anticipated cost synergies or other effects of the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three months ended
	March 31, 2022	March 31, 2021
Pro forma revenue	$235,811	$193,201
Pro forma net (loss)	$(4,880)	$(99,437)

4.ACQUISITIONS

NextGen Shopping, Inc.

On March 4, 2022, the Company acquired NextGen Shopping, Inc. (d/b/a “CouponFollow”) for total cash consideration of $75,087, of which $16,446 was deferred, $5,600 was held-back, and $25,500 related to the fair value of 2,000 shares of Class A common stock issued. The fair value of the shares of Class A common stock was determined by utilizing the closing price per share of the Company's Class A common stock listed on the NYSE as of March 3, 2022, and a discount rate of 7.5%, as the shares were not immediately available for sale upon issuance, and this restriction was deemed to be a function of the security characteristics. The deferred consideration of $16,446 was paid subsequent to the acquisition. The held-back consideration amount will become payable eighteen months subsequent to the acquisition date, subject to the Company's satisfaction of any potential post-closing purchase price adjustments and indemnification claims. The cash payment included the transaction costs of $3,129 that the Company paid on behalf of CouponFollow in connection with the closing of the transaction. The acquisition of CouponFollow constitutes a business combination under ASC 805.

In conjunction with this acquisition, the Company also committed to pay postcombination compensation of $8,500, which is payable in cash and subject to continued services from certain individuals of CouponFollow. Separately, in

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
conjunction with the acquisition, the Company entered into the CouponFollow Incentive Plan, providing up to $10,000 of postcombination compensation which is payable in stock or cash at the option of the Company, and subject to continued service from certain individuals, and up to $25,000 which is payable in stock or cash at the option of the Company contingent upon achieving certain financial thresholds and the continued employment of certain key individuals of CouponFollow. Refer to Note 18 for additional information.

This acquisition leverages CouponFollow’s reputation, software and large organic traffic to vertically integrate with the Company’s RAMP platform and generate paid traffic for shopping-related products. The results of CouponFollow’s operations from the date of acquisition have been included in the Company’s condensed consolidated financial statements. The amounts of revenue and loss before income taxes for the period from March 4, 2022 to March 31, 2022 (Successor) were $1,920 and $581, respectively. The operating results of CouponFollow are reported within the Owned and Operated segment.

The total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date.

The purchase consideration was allocated to the following assets and liabilities:

Amount
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$21,232
Accounts receivable	5,860
Other current assets	446
Accounts payable	(116)
Accrued expenses and other current liabilities	(118)
Income tax payable	(197)
Deferred tax liabilities	(10,895)
Total tangible assets acquired and liabilities assumed	16,212
Intangible assets	42,200
Goodwill	42,175
Net assets acquired	$100,587

Consideration:
Cash	$75,087
Equity	25,500
Total consideration	$100,587

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is not deductible for tax purposes. The Company incurred $813 in transaction costs related to the acquisition.

Trademark – The Company valued the trademark using the relief-from-royalty method under the income approach. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the trademarks and a discount rate.

Software – Acquired software technology was valued using the excess-earnings method utilizing company-specific inputs. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the software and a discount rate.

RoadWarrior, LLC

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
On February 9, 2022, the Company acquired the assets of RoadWarrior, LLC (“RoadWarrior”) for total cash consideration of $19,636.

The acquisition expands the Company’s Mapquest.com website technology and provides additional functionality for customers centered around route planning for delivery drivers and teams. The results of RoadWarrior’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements as of March 31, 2022 (Successor). The total revenue and loss before income taxes were immaterial for the period January 27, 2022 to March 31, 2022 (Successor).

The acquisition of RoadWarrior constitutes a business combination under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. The purchase price allocations below represent the Company’s determination of fair value of the assets acquired and liabilities assumed for the acquisition.

Amount
Tangible assets acquired and liabilities assumed:
Working capital	$155
Total tangible assets acquired and liabilities assumed	155
Intangible assets	4,500
Goodwill	14,981
Net assets acquired	$19,636

Consideration:
Cash	$19,636

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is deductible for tax purposes over 15 years. Transaction costs are not included as components of consideration transferred, but are recorded as expense in the period in which such costs are incurred. The Company has incurred $308 in transaction costs related to the acquisition.

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

Customer relationships – The value of customer relationships represents the fair value of future projected revenues that will be derived from the sale to customers acquired. The Company valued customer relationships using an

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
excess-earnings method. Key assumptions include customer attrition rate, revenue growth rate, existing customer revenue, deferred revenue, and a discount rate.

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

6.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET
Goodwill
The changes in goodwill by reportable segments were as follows:

	Owned and Operated	Partner Network	Subscription	Total
Goodwill at January 27, 2022	$—	$—	$—	$—
Additions	351,849	93,400	433,184	878,433
Currency translation adjustments	$(37)	$—	$—	$(37)
Goodwill at March 31, 2022	$351,812	$93,400	$433,184	$878,396

Additions to goodwill were from the acquisitions of S1 Holdco, Protected.net, CouponFollow and RoadWarrior in 2022.

Goodwill as of December 31, 2021 (Predecessor), resulted from the acquisitions of Concourse Media, Mapquest, and Waterfox in 2019 and the prior acquisitions of InfoSpace in 2016 and Qool Media, Inc. in 2017. There was no Goodwill activity for the period January 1, 2022 through January 26, 2022 (Predecessor). The changes in goodwill by reportable segments were as follows:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

	Owned and Operated	Partner Network	Total
Goodwill at January 1, 2021	$24,403	$20,417	$44,820
Additions	—	—	—
Goodwill at December 31, 2021	$24,403	$20,417	$44,820

Internal-use software development costs and intangible assets

Internal-use software development costs and intangible assets consisted of the following:

	March 31, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$1,347	$(3)	$1,344
Intangibles:
Developed technology	$195,984	$(8,571)	$187,413
Trademarks and trade names	286,754	(4,620)	282,134
Software	5,100	(109)	4,991
Customer relationships	121,000	(8,449)	112,551
Total intangible costs	$608,838	$(21,749)	$587,089

	December 31, 2021 (Predecessor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$21,274	$(10,061)	$11,213
Intangibles:
Developed technology	$8,398	$(7,242)	$1,156
Trademarks and trade names	69,007	(21,375)	47,632
Professional service agreement	3,100	(2,359)	741
Customer relationships	1,500	(661)	839
Total intangible costs	$82,005	$(31,637)	$50,368

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
The internal-use software development costs include internal-use software development costs in progress of $1,306 and $2,540 as of March 31, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. No impairment of internal-use software development cost or intangible assets was identified for the period from January 1, 2022 through January 26, 2022 (Predecessor), January 27, 2022 through March 31, 2022 (Successor) and for the three months ended March 31, 2021 (Predecessor).

Amortization expense associated with the Company’s intangible assets and internal-use software development costs was as follows:

	Successor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Amortization expense for internal-use software development	$65	$355	$1,324
Amortization expense for intangible assets	$21,744	$629	$2,284

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

As of March 31, 2022 (Successor), the expected amortization expense associated with the Company’s intangible assets and internal-use software development costs for each of the next five years, is as follows:

Amortization Expense
Remainder of 2022	$95,590
2023	109,460
2024	100,454
2025	93,741
2026	42,860
Thereafter	146,328
Total amortization expense	$588,433

7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

	Successor	Predecessor
	March 31, 2022	December 31, 2021
Payable to employees	$6,754	$10,091
Accrued marketing expenses	5,552	—
Accrued legal services	5,377	6,242
VAT tax liability	11,063	—
Accrued tax liability	3,815	361
Holdback liability	17,533	—
Deferred rent	—	233
Contingent consideration	2,051	1,682
Former CEO profit interest	—	11,132
Other liabilities	7,590	1,543
Accrued expenses and other current liabilities	$59,735	$31,284

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

9.OTHER LIABILITIES
Other liabilities consisted of the following:

	Successor	Predecessor
	March 31, 2022	December 31, 2021
Hold-back liability	$5,595	$—
Deferred rent	—	969
Other liabilities	$5,595	$969

10.INCOME TAXES

The Company is the managing member of S1 Holdco and, as a result, consolidates the financial results of S1 Holdco in the condensed consolidated financial statements. S1 Holdco is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by S1 Holdco is passed through to its members, including the Company.

The Company’s income tax (benefit) expense was approximately $(629), $(14,649) and $151, with an effective income tax rate of 2%, 25% and 2% for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), respectively.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
The Company contributed all the net assets of CouponFollow to a lower tier entity taxed as a partnership, System1 OpCo, LLC. The contribution qualifies as a transaction among or with noncontrolling shareholders, which is accounted for as an equity transaction. As a result, the Company recorded $2,595 to additional paid-in-capital for the tax effects of the contribution with an offsetting entry to deferred tax liability in accordance with ASC 740-20-45-11(c).

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

The lease accounting standard provides several optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company to not reassess, its prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. Accordingly, for those leases that qualify, the Company did not recognize a right-of-use asset or lease liability, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases. The adoption of the lease standard did not have any effect on its previously reported Condensed Consolidated Statements of Operations and did not result in a cumulative catch-up adjustment to opening equity. The Company recorded $6,786 of Right-of-Use (“ROU”) assets, $7,987 of lease liabilities and reclassified $1,202 of deferred rent liabilities as a reduction to the beginning ROU assets upon implementation of ASC 842.

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
(Amounts in thousands, except for per unit and per share amounts)
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
(Amounts in thousands, except for per unit and per share amounts)
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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
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

Executive Compensation

Ian Weingarten was hired as CEO of S1 Holdco on April 10, 2019. He was entitled to a cash-settled profits interest of 5% of the value of S1 Holdco, which was contingent upon (i) a participation threshold of $300,000 (which was subject to adjustment as set forth in the S1 Holdco operating agreement) and (ii) on a four-year vesting term, or if a qualifying change in control transaction occurs.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
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

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75% with an adjusted Term SOFR floor of 0.50%. The Term Loan will amortize in quarterly installments on each scheduled payment date (commencing with the scheduled payment date occurring on June 30, 2022). The new loan comes with a springing covenant, which goes into effect if the utilization on the Revolving Facility exceeds 35% of the $50,000 Revolving Facility at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility had certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that the Company delivers its consolidated financial report to its lender within 120 days of its fiscal year end, being December 31. Should the Company fail to distribute the financial report to its lender within 120 days, it is allowed an additional 30 days to cure. For the period covering June 30, 2022 through and including December 31, 2025, $5,000 of the amortization payment will be made quarterly. For March 31, 2026 (scheduled payment date) and thereafter, $7,500 of the amortization payment will be made quarterly.

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

As of June 1, 2023, the Company had not delivered audited financial statements for the fiscal year ended December 31, 2022 to Bank of America as required by the covenants of the Term Loan. The failure to timely deliver the audited financial statements is an event of default under the Term Loan and provides Bank of America the ability to immediately call the outstanding principal balances of the Term Loan and Revolving Facility of $430,000, as of the date of this filing, at the request of, or with the consent of, the required majority of lenders until such time that the audited financial statements are delivered to Bank of America. The Company does not have sufficient liquidity to settle the outstanding principal balances should they be called, nor has the Company identified sufficient alternative sources of capital. As a result, this matter raises substantial doubt about the Company’s ability to continue as a going concern. Upon delivery of the audited financial statements by the Company, the event of default will be remediated and, once remediated, Bank of America will no longer have the ability to call the outstanding principal balances on the Term Loan and Revolving Facility.

2023 Revolving Note

On April 10, 2023, Orchid Merger Sub II, LLC (“Orchid Sub”), a wholly-owned subsidiary of the Company, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and non-interested members of the Company’s Board of Directors (the “Board”). Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus 3.15%. Orchid Sub may borrow amounts under the 2023 Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). Orchid Sub may re-borrow any amounts repaid through the maturity date of the 2023 Revolving Note. The final maturity date under the 2023 Revolving Note is July 10, 2024. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded Commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a closing fee equal to 12.0% of each Lender’s Commitment under the 2023 Revolving Note, payable within 180 days of April 10, 2023. In addition, Orchid Sub agreed to reimburse the Lenders for their reasonable and documented costs expenses incurred in connection with the negotiation, documentation and execution of the 2023 Revolving Note. As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

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

The Company is not obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrants and has no obligation to settle such Public Warrants exercises unless a registration statement under the Securities Act with respect to the Class A common stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. Warrants are exercisable and the Company is obligated to issue a share of Class A common stock upon exercise of each Warrant, as the Warrants have been registered with SEC.

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

Redemption of Warrants when the Price per Class A common stock equals or exceeds $18.00 —Once the Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

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

Redemption of Warrants When the Price per Class A common stock equals or exceeds $18.00 —Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

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

● if, and only if, the Reference Value (as defined in the above under “Redemption of Warrants When the Price per Class A common stock Equals or Exceeds $18.00”) equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like); and

● if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently -called for redemption on the same terms (except as described below with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants, as described above.

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
(Amounts in thousands, except for per unit and per share amounts)

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

Changes in estimated fair value of Level 1, 2 and 3 financial liabilities for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), respectively, are as follows:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)

	Contingent consideration	Former CEO equity profits interest*	Warrant liability
Fair value of liabilities at December 31, 2020 (Predecessor)	$8,240	$4,236	$—
Settlements	(5,000)	—	—
Change in fair value	63	1,413	—
Fair value of liabilities at March 31, 2021 (Predecessor)	$3,303	$5,649	$—

Fair value of liabilities at December 31, 2021 (Predecessor)	$1,682	$11,132	$—
Settlements	—	—	—
Fair value of liabilities at January 26, 2022 (Predecessor)	$1,682	$11,132	$—

Fair value of liabilities at January 27, 2022 (Successor)	$1,682	$—	$27,012
Additions	573	—	—
Change in fair value	—	—	13,761
Fair value of liabilities at March 31, 2022 (Successor)	$2,255	$—	$40,773

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
(Amounts in thousands, except for per unit and per share amounts)
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

	Successor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Basic net (loss) per share	$(0.44)	n/a	n/a
Diluted net (loss) per share	$(0.44)	n/a	n/a
Numerator:
Net (loss) attributable to System1, Inc.	$(36,069)	n/a	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic net (loss) per share (shares in thousands)	82,708	n/a	n/a
Weighted-average common shares outstanding used in computing diluted net (loss) per share (shares in thousands)	82,708	n/a	n/a
Basic and diluted net (loss) income per unit	n/a	$(1.81)	$0.33
Numerator:
Net (loss) income	n/a	$(37,061)	$6,743
Denominator:
Weighted-average membership units outstanding - basic and diluted (units in thousands)	n/a	20,488	20,488

Shares of Class C common stock outstanding for the period January 27, 2022 through March 31, 2022 (Successor) are considered potentially dilutive of the shares of Class A common stock under the application of the if-converted method, and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. A total of 22,077 shares of Class C common stock were excluded from the computation of net loss per share for the period January 27, 2022 through March 31, 2022 (Successor) as the impact was anti-dilutive. Loss per share also excludes 17,250 Public Warrants and 8,233 Private Placement Warrants as their effect was anti-dilutive.

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

The CODM measures and evaluates reportable segments based on segment operating revenues as well as adjusted gross profit and other measures. The Company defines and calculates adjusted gross profit as revenue less advertising expense and agency fees to acquire users (refer to Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES), as well as content, publishing, domain name registration costs, licensing costs to

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
provide mapping services to Mapquest.com, credit card processing fees, and licensing costs related to the antivirus and other software available via APIs for sale and distribution of its SaaS products to end customers. The Company excludes the following items from segment adjusted gross profit: depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment adjusted gross profit, they are included in reported consolidated net income from continuing operations before income tax and are included in the reconciliation that follows.

The Company’s computation of segment adjusted gross profit may not be comparable to other similarly-titled measures computed by other companies because all companies do not calculate segment Adjusted Gross Profit in the same fashion.

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

	(Successor)	(Predecessor)
	March 31, 2022	December 31, 2021
Owned and Operated	$816,514	$214,968
Partner Network	182,460	41,943
Subscription	643,424	—
Total assets	$1,642,398	$256,911

The following summarizes revenue by reportable segments:

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Owned and Operated	$126,884	$49,249	$139,426
Partner Network	11,350	3,463	8,135
Subscription	27,874	—	—
Total revenue	$166,108	$52,712	$147,561

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
The following summarizes adjusted gross profit by reportable segments:

	Three-Month Period
	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Owned and Operated	$29,418	$8,768	$32,128
Partner Network	8,413	3,012	8,135
Subscription	12,647	—	—
Adjusted gross profit	$50,478	$11,780	$40,263
Other cost of revenues	4,754	575	3,487
Salaries, commissions and benefits	48,198	31,181	15,195
Selling, general and administrative	15,088	15,665	6,950
Depreciation and amortization	21,928	1,000	3,689
Interest expense	4,776	1,049	4,048
Loss on warrant fair value	13,761	—	—
Net income before income tax	$(58,027)	$(37,690)	$6,894

The following table presents our revenues disaggregated by geographic region.

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Geographic Region
United States	$134,608	$51,701	$144,558
United Kingdom	27,719	—	1
Other	3,781	1,011	3,002
Total revenue	$166,108	$52,712	$147,561

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
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

During 2017, in connection with an equity financing transaction, S1 Holdco deferred the distribution of proceeds to two of its senior executives, one of whom terminated their employment with S1 Holdco in 2021, and instead extended the loans. The balance of the loans was $969 as of December 31, 2021. In January 2022, in conjunction with the consummation of the Merger, S1 Holdco settled the deferred distributions from the 2017 equity financing transaction, and simultaneously the loans were repaid in full.

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

18.SHARE-BASED PAYMENTS

Pursuant to the Merger, the Company is required to replace certain profits interests awards with restricted stock units (“RSUs”) in System 1 (the “Replacement Awards”). The Replacement Awards will continue to vest over the original vesting schedule of the original underlying awards. The Company recognized a total stock-based compensation expense of $23,705 upon the Merger transaction during the period January 1, 2022 through January 26, 2022 (Predecessor). Subsequent to the Merger, the remaining amount of $30,724 will be amortized over the following weighted average period of 2.3 years, and forfeitures will be recognized as they occur. The Company recognized stock-based compensation expense of $11,851 under these awards during the period January 27, 2022 through March 31, 2022 (Successor). The unrecognized stock-based compensation expense associated with the unvested Replacement Awards at March 31, 2022 was $25,003.

In addition to the Replacement Awards, the Company issued 1,450 Class D shares that were exchanged for 1,450 Trebia's legacy shares, in a like for like transaction ("Sponsor RSAs"). The founders of S1 Holdco and Protected were also issued with 1,450 Class D shares ("Seller RSUs"). The Sponsor RSAs and Seller RSUs vested if the Company’s common stock traded at a VWAP equal or exceeding $12.50 per share for any 20 trading days within a 30 trading day period. When the VWAP of the Company’s common stock price exceeded the threshold in March 2022 the Sponsor RSAs and Seller RSUs vested, and the Company recorded their conversion from Class D common stock to Class A common stock on its Condensed Consolidated Statements of Changes in Stockholders' Equity. The Company also recorded $12,745 in stock-based compensation expense associated with the vesting of the Seller RSUs during the period January 27, 2022 through March 31, 2022 (Successor). Since these Sponsor RSAs and

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
Seller RSUs had a market condition to vest, the Company estimated the fair values of these market-based RSUs and RSAs using a Monte Carlo simulation.

The key assumptions used to determine the fair value of these market-based RSUs and RSAs were as follows:

Risk-free interest rate	1.6%
Expected price volatility	50.0%
Cost of equity	23.6%
Expected term (years)	5
Fair value of Class A Common stock	$10.00

The Company recorded $7,706 in stock-based compensation expense for Sponsor Promote Shares during the period January 27, 2022 through March 31, 2022 (Successor).

The Company recorded the following total share-based compensation expense for the periods presented:

	Successor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Share-based compensation expense	$32,302	$23,705

On April 27, 2022, the Company filed a registration statement on Form S-8 covering the shares and awards issued and granted under the System1, Inc. 2022 Incentive Award Plan ("Award Plan”). On May 10, 2022, the Company’s Board of Directors authorized the issuance of 1,900 replacement RSUs in connection with S1 Holdco unvested value creation units outstanding at the time of the Merger, pursuant to the terms of the Merger Agreement and an additional 4,900 RSUs from the authorized Award Plan pool of shares.

Protected.net Incentive Plan

In connection with the Merger and acquisition of Protected.net described in Note 3, which was consummated on January 27, 2022, the Company effected an incentive plan for eligible recipients as defined in the Merger Agreement (see Note 3), which may include employees and non-employees, including the Protected.net CEO, totaling up to $100,000 payable in fully-vested shares of the Company’s Class A common stock. If the last twelve months ("LTM") Cash EBITDA (as defined in the Merger Agreement) of the Protected.net business exceeds $55,000 on or prior to December 31, 2023, a bonus pool of $50,000 payable in fully-vested shares of the Company’s Class A common stock (the “2023 Award”) shall be allocated to eligible recipients as of December 31, 2023. Shares under the 2023 Award will be issued to eligible recipients within 30 days of December 31, 2023. Further, if the LTM Cash EBITDA of the Protected.net business exceeds $65,000 on or prior to December 31, 2024, an additional bonus pool of $50,000 also payable in fully-vested shares of the Company’s Class A common stock (the “2024 Award”) shall be allocated to eligible recipients as of December 31, 2024. Shares under the 2024 Award will be issued to eligible recipients within 30 days of December 31, 2024. The number of shares payable under the 2023 Award and the 2024 Award will be determined based on the volume-weighted average price of the Company’s Class A common stock over the 20 consecutive trading days preceding the 5 trading days prior to the applicable settlement dates. The distribution of shares to eligible recipients for both the 2023 Award and the 2024 Award shall be at the sole discretion of the Protected.net CEO, or the System1, Inc. Board if the Protected.net CEO is no longer employed by the Company.

As of March 31, 2022, the LTM Cash EBITDA targets for the 2023 Award and 2024 Award were not deemed probable of achievement and therefore no liability was recorded within the condensed consolidated balance sheet. If

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except for per unit and per share amounts)
the LTM Cash EBITDA for either award is determined probable of achievement in the future, the Company will record a liability.

CouponFollow Incentive Plan

In connection with the acquisition of CouponFollow described in Note 4, which was consummated on March 4, 2022, the Company approved and adopted the CouponFollow Incentive Plan, which includes CouponFollow’s key employees, including CouponFollow’s founder (“Principal Participant” and together collectively the “Participants”). The CouponFollow Incentive Plan provides for total payments of $35,000 payable at the Company’s option in cash or in fully-vested shares of the Company’s Class A common stock, consisting of a fixed amount of $10,000 and contingent amounts of $25,000, which can be earned over a three calendar year period between each January 1 to December 31 of 2022, 2023 and 2024 (each a “Performance Period” and collectively, the “Performance Periods”). In order to receive any payments under the CouponFollow Incentive Plan, the Participants must maintain continuous employment through the last day of each Performance Period to be eligible for the following earnout payment amounts (with the exception of the Principal Participant who is still eligible if terminated without cause or if he terminates his employment for good reason) in the amounts and at the times set forth below:

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
(Amounts in thousands, except for per unit and per share amounts)

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

As of March 31, 2022, the Company has determined that it was not probable that the CouponFollow business would achieve any of the Targets during the Performance Periods, and accordingly, it did not record a liability for any of the Tier Amounts set forth in the CouponFollow Incentive Plan. During the three months ended March 31, 2022, the Company recognized $308 for the Fixed Amount, within Salaries, commissions, and benefits on the condensed consolidated statements of operations.

19.SUBSEQUENT EVENTS

On May 4, 2022, the Company acquired the assets of Answers.com, one of the largest destinations for higher education and lifelong learning content for a total cash consideration of $4,632.

In April 2022, the Private Placement Warrant holders exercised their Warrants on a cashless basis in exchange for 3,532 shares. Additionally, from April 20, 2022 through May 10, 2022, Public Warrant holders exercised 437 warrants on a cash basis resulting in total proceeds paid to the Company of $5,028. The total outstanding Public Warrants as of May 17, 2022 was 16,813. There are no outstanding Private Placement Warrants as of May 12, 2022.

On April 27, 2022, the Company filed an S-8 with the SEC registering the System1, Inc. 2022 Incentive Award Plan ("Award Plan”). On May 10, 2022, the Company’s Board of Directors authorized the issuance of 1,900 replacement RSU’s in connection with S1 Holdco unvested value creation units at the time of the Merger as required per the Business Combination Agreement and 4,900 RSUs from the authorized Award Plan pool of shares (as defined in the Award Plan).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q/A. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of March 31, 2022 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor) and for the year ended December 31, 2021. In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements.” Certain amounts may not foot due to rounding, and all figures presented are in thousands with the exception of percentages and per share figures.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A.

As described in the EXPLANATORY NOTE and in Note 1 of “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, we have restated our unaudited quarterly financial statements as of March 31, 2022, and for the predecessor period from January 1, 2022 to January 26, 2022 and for the successor period from January 27, 2022 to March 31, 2022. This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been amended to reflect the restatement of the previously reported financial information for these periods, including but not limited to, information within the Results of Operations section.

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

Through RAMP, we process approximately 19 million daily advertising campaign optimizations and ingest 6 billion rows of data daily across 40 advertising verticals. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data on monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals.

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

Our primary operations are in the United States; however, we also have operations in Canada, the United Kingdom and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls, and exposure to currency exchange fluctuations. We do not engage in hedging activities to mitigate our exposure to fluctuations in foreign currency exchange rates.

We were deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. S1 Holdco was deemed to be the predecessor entity based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the combined company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger; and (ii) the combined results of the Company following the closing of the Merger. The accompanying financial information includes a predecessor period, which includes the periods through January 26, 2022 concurrent with the Merger discussed below, and the successor period from January 27, 2022 through March 31, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the statements to highlight the lack of comparability between these two periods and differentiate the cut-off of these periods.

The Merger

On June 28, 2021, the Company entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (the “Business Combination Agreement”) by and among S1 Holdco, Trebia, and Protected (collectively, the “Companies”). On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company is organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. The combined Companies’ business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares and public warrants ceased trading on the New York Stock Exchange (“NYSE”), and System1 Inc.'s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger was a combination of cash, Class A common stock and Class C common stock.

The aggregate cash consideration was $440,155.

The aggregate equity consideration was $610,144, consisting of Replacement Awards and shares of Class A common stock. The fair value of the Class A common stock was determined by utilizing the transaction closing price per share per the Business Combination Agreement of $10.00 and a discount of 10%, as the shares were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics.

Additionally, the aggregate Class B units in S1 Holdco retained by S1 Holdco equity holders at the Closing Date resulted in a non-controlling interest. The 22,077 Class B units in S1 Holdco and the corresponding Class C common stock in the Company were determined to have an estimated value of $198,691. As the Class B units in S1 Holdco together with the corresponding shares of our Class C common stock are exchangeable for shares of Class A common stock on a one-for-one basis, the fair value was determined using the same method as for the shares of our Class A common stock, utilizing the transaction closing price of $10.00 and a discount of 10% (as the units and the corresponding shares of Class C common stock were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics). The fair value of $198,691 was recorded as non-controlling interest in the accompanying condensed consolidated balance sheet and presented as non-controlling interests in the accompanying condensed consolidated statements of changes in stockholders' equity.

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”), an investor in the Sponsor of Trebia, entered into a backstop agreement (the “Backstop Agreement”) whereby Cannae agreed, subject to the other terms and conditions, to subscribe for Trebia Class A common stock in order to fund a certain amount of redemptions by shareholders of System1 redeemed at the Closing Date. As a result of shareholder redemptions, Cannae provided $246,484 of the cash used to fund the Closing Cash Consideration pursuant to its obligations under the Backstop Agreement and in exchange received 24,648 shares of Class A common Stock ("Backstop shares").

Additionally, pursuant to the Backstop Agreement, the Selling Shareholders (i.e., certain shareholders of S1 Holdco and Protected prior to the Merger) agreed that, in the event Trebia shareholders requested redemption of Trebia outstanding equity immediately prior to the Merger in excess of a certain dollar value threshold, certain equity holders of S1 Holdco and Protected would reduce their cash consideration and proportionally increase their equity consideration for the Merger, which is referred to as the “Seller Backstop Election”. In the event that the Seller Backstop Election was made, the Sponsors would forfeit shares to allow the Company to then issue shares to the Selling Shareholders. The Seller Backstop Election was triggered and, as a result, the Sponsors forfeited 930 shares of Trebia Class B ordinary shares which were converted at time of Merger, at a one-to-one ratio, into shares of Class A common stock of System1and delivered to the various selling shareholders of S1 Holdco, collectively referred to as the “Sponsor Promote Shares”. The total consideration amount, in a combination of cash and equity consideration, did not change from the amount agreed in the Business Combination Agreement due to this Seller Backstop Election. The Company recorded $7,706 in Salaries, commissions, and benefits expense and $661 in Selling, general and administrative expense for Sponsor Promote Shares during the period January 27, 2022 through March 31, 2022 (Successor).

In connection with the execution of the Business Combination Agreement and the Backstop Agreement, on June 28, 2021, as amended on January 10, 2022, the sponsors of Trebia entered into the Amended and Restated Sponsor Agreement whereby the sponsors agreed to forfeit up to 2,600 shares of Trebia Class B common stock in order for the Company to then issue the shares to Cannae (“Backstop forfeiture shares”), in exchange for Cannae entering into the Backstop Agreement. On January 27, 2022, based upon the final backstop funding provided by Cannae, the sponsors forfeited 2,533 shares of Trebia Class B shares, after which the Company then issued 2,533 shares of Class A common stock to Cannae. Trebia recorded a forward purchase liability of $25,336 immediately prior to the Merger, representing the fair value of the Backstop shares and Backstop forfeiture shares.

Concurrently with the Merger, we entered into a tax receivable agreement with certain of the then-existing members of S1 Holdco, (the “Tax Receivable Agreement” or “TRA”), pursuant to which, among other things, the parties to the Tax Receivable Agreement agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income taxes that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B units in S1 Holdco (together with the corresponding shares of our shares of Class C common stock) in exchange for shares of the Company’s Class A common stock. As of the Closing Date, the fair value of obligations under the TRA was determined to be zero as any tax savings were uncertain. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability are recognized in earnings. Refer to TRA discussion in Note 10.

In accordance with a Sponsor Agreement entered into concurrently with the Business Combination Agreement, we issued 1,450 Class D shares to Trebia sponsors that were exchanged for 1,450 Trebia Class B shares ("Sponsor RSAs"). The difference in the fair value between the two was treated as a capital contribution. The founders of S1 Holdco and Protected were also issued 1,450 Class D shares ("Seller RSUs"). Further, in connection with the Merger, we also effected an incentive plan for Protected business. Refer to Note 18 for additional information on the Seller RSU's and the Protected Incentive Plan.

Refer to Note 3 for additional information.

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

Components of Our Results of Operations

Segment Results:

We have three reportable segments: Owned and Operated, Partner Network and Subscription. Refer to Note 16 for additional information.

Comparison of Results of Operations for the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through March 31, 2022 (Successor) with the three months ended March 31, 2021 (Predecessor)

	Successor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Revenue:
Owned and Operated	$126,884	$49,249	$139,426
Partner Network	11,350	3,463	8,135
Subscription	27,874	—	—
Total Revenue	$166,108	$52,712	$147,561

	Successor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Segment Adjusted Gross Profit:
Owned and Operated	$29,418	$8,768	$32,128
Partner Network	8,413	3,012	8,135
Subscription	12,647	—	—
Total Adjusted Gross Profit	$50,478	$11,780	$40,263

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

Operating Expenses
We classify our operating expenses into the following four categories:

Cost of Revenues (excluding depreciation and amortization). Cost of revenues primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to the Company’s websites and services, as well as content, publishing, domain name registration costs, and licensing costs to provide mapping services to Mapquest.com, and licensing costs related to the utilization of antivirus engine licensing costs related to APIs for the antivirus product. The Company does not pay any up-front payments, incentive payments or bonuses and such costs are expensed as incurred.

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

	Successor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
(in thousands)
Revenue	$166,108	$52,712	$147,561
Operating expenses:
Cost of revenues	120,384	41,507	110,785
Salaries, commissions, and benefits	48,198	31,181	15,195
Selling, general, and administrative	15,088	15,665	6,950
Depreciation and amortization	21,928	1,000	3,689
Total operating expenses	205,598	89,353	136,619
Operating (loss) income	(39,490)	(36,641)	10,942
Interest expense	4,776	1,049	4,048
Loss on warrant fair value	13,761	—	—
(Loss) income before income tax	(58,027)	(37,690)	6,894
Income tax expense	(14,649)	(629)	151
Net (loss) income	$(43,378)	$(37,061)	$6,743
Net (loss) attributable to non-controlling interest	(7,309)	—	—
Net (loss) income attributable to System1, Inc.	$(36,069)	$(37,061)	$6,743

	Successor	Predecessor
	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Revenue	100%	100%	100%
Operating expenses:
Cost of revenues	72%	79%	75%
Salaries, commissions, and benefits	29%	59%	10%
Selling, general, and administrative	9%	30%	5%
Depreciation and amortization	13%	2%	2%
Total operating expenses	124%	170%	93%
Operating (loss) income	(24)%	(70)%	7%
Interest expense	3%	2%	3%
Loss on warrant fair value	8%	—%	—%
(Loss) income before income tax	(35)%	(72)%	5%
Income tax expense	(9)%	(1)%	—%
Net (loss) income	(26)%	(70)%	5%
Net (loss) attributable to non-controlling interest	(4)%	—%	—%
Net (loss) income attributable to System1, Inc.	(22)%	(70)%	5%

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

Cost of revenue

	Successor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Cost of revenues	$120,384	$41,507	$110,785
Percent of revenue	72%	79%	75%

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

Salaries, commissions, and benefits

	Successor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Salaries, commissions and benefits	$48,198	$31,181	$15,195
Percent of revenue	29%	59%	10%

The increase in salaries, commissions, and benefits was primarily due to an increase in stock-based compensation of $56,007 driven by payments associated with the Company’s equity awards as a result of the Merger, of which $23,705 was recognized upon the close of the Merger, an increase in salaries and bonus related expenses of $5,013 due to increased headcount related to the Merger and the acquisitions of Roadwarrior and CouponFollow, and an increase in expenses related to the Merger transaction of $3,567 for taxes on equity payouts and transaction bonuses.

Selling, general, and administrative

	Successor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Selling, general, and administrative	$15,088	$15,665	$6,950
Percent of revenue	9%	30%	5%

The increase in selling, general, and administrative expense was primarily due to an increase of $16,574 in costs associated with the Merger, an increase in audit and other professional fees of $2,281 to support increased compliance requirements as a public company, an increase in business taxes of $1,551, an increase in network and bandwidth costs of $862, and an increase in corporate insurance costs of $770 as a result of becoming a public company.

Depreciation and amortization

	Successor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated
Depreciation and amortization	$21,928	$1,000	$3,689
Percent of revenue	13%	2%	2%

The increase in depreciation and amortization expense was primarily due to additions of intangible assets as a result of the Merger.

Interest expense

	Successor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
Interest expense	$4,776	$1,049	$4,048
Percent of revenue	3%	2%	3%

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

Provision for (Benefit from) Income Taxes

	Successor	Predecessor
(in thousands, except percentages)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated
Provision for (benefit from) income taxes	$(14,649)	$(629)	$151
Effective tax rate	25%	2%	2%

The income tax expense varied from the expense calculated using the federal statutory income tax rate due to the exclusion of non-controlling income (loss), effects of predecessor flow through income allocations, state taxes, foreign rate differential, non-deductible expenses, outside basis adjustments, and Global Intangible Low-taxed Income.

Liquidity and Capital Resources

As of March 31, 2022 (Successor) and December 31, 2021 (Predecessor), we had cash and cash equivalents of $42,182 and $47,896, respectively, which consists of amounts held as bank deposits.

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

The Company has (i) two paid search advertising partnership contracts with Google, and (ii) one paid search advertising partnership contract with Microsoft. One of the Google contracts was renewed with an effective date of March 1, 2021, and has a two-year term through February 28, 2023. The other Google contract was renewed with a two-year term through July 31, 2023. Our arrangement under the Microsoft contract is set to expire on June 30, 2025. All three agreements may be terminated by the respective Advertising Partner immediately or with minimal notice under certain circumstances.

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

Going Concern

As of June 1, 2023, the Company had not delivered audited financial statements for the fiscal year ended December 31, 2022 to Bank of America as required by the covenants of the Term Loan (refer to Note 12 – DEBT).

The failure to timely deliver the audited financial statements is an event of default under the Term Loan and provides Bank of America the ability to immediately call the outstanding principal balances of the Term Loan and Revolving Facility of $430,000, as of the date of this filing, at the request of, or with the consent of, the required majority of lenders until such time that the audited financial statements are delivered to Bank of America. The Company does not have sufficient liquidity to settle the outstanding principal balances should they be called, nor has the Company identified sufficient alternative sources of capital. As a result, this matter raises substantial doubt about the Company’s ability to continue as a going concern. Upon delivery of the audited financial statements by the Company, the event of default will be remediated and, once remediated, Bank of America will no longer have the ability to call the outstanding principal balances on the Term Loan and Revolving Facility.

Separate from the default under the Term Loan and Revolving Facility, in the third and fourth quarters of 2022, the Company experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. As of December 31, 2022, the Company had cash on hand of $24,606. The declining cash flows and financial performance also raised substantial doubt regarding the Company's ability to continue as a going concern for a period of one year following the date that the consolidated financial statements are issued. In response to the declining cash flows, the Company implemented a plan to raise additional financing. On April 10, 2023, the Company entered into an incremental revolver note (“2023 Revolving Note”) with related parties for $20,000 (refer to Note 12—DEBT for additional information regarding the 2023 Revolving Note). As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75% with an adjusted Term SOFR floor of 0.50%. The Term Loan will amortize in quarterly installments on each scheduled payment date (commencing with the scheduled payment date occurring on June 30, 2022). The new loan comes with a springing covenant, which goes into effect if the utilization on the Revolving Facility exceeds 35% of the $50,000 Revolving Facility at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. For the period covering June 30, 2022 through and including December 31, 2025, $5,000 of the amortization payment will be made quarterly. For March 31, 2026 (scheduled payment date) and thereafter, $7,500 of the amortization payment will be made quarterly.

The Revolving Facility will mature five years after the closing date. The interest rate on the Revolving Facility is the adjusted Term SOFR plus 2.75% with an adjusted Term SOFR floor of 0%. In March 2022, the Company borrowed $49,000 under its Revolving Facility principally for the funding of the cash portion of the purchase price consideration for the CouponFollow acquisition. As of March 31, 2022 (Successor), this amount is still outstanding.

As of March 31, 2022 (Successor), future minimum principal payments on long-term debt are as follows: remainder for 2022 $15,000, 2023—20,000, 2024—20,000, 2025—20,000, 2026—30,000 and 2027—344,000. Loan fees amounting to $1,265 have been offset against the loan balance. Interest expense was $2,492, $4,776 and $4,286 for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through March 31, 2022 (Successor), and for the three months ended March 31, 2021 (Predecessor), respectively.

On April 10, 2023, the Company entered into the 2023 Revolving Note for $20,000 with related parties (refer to Note 12 for additional information regarding the 2023 Revolving Note). As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

Refer to NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS for additional information regarding the default of the Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor
(in thousands)	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	Three Months Ended March 31, 2021
	As Restated	As Restated
Net cash provided by (used in) operating activities	$(30,860)	$(10,603)	$10,128
Net cash used in investing activities	$(425,790)	$(441)	$(1,440)
Net cash used in financing activities	$(12,781)	$—	$(6,603)
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

In the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in operating activities of $10,603 resulted primarily from a net loss of $37,061, and a decrease in accounts payable of $67,600 due to the Merger. This was partially offset by an increase in accrued expenses of $57,488, stock-based compensation of $23,705 and a decrease in accounts receivable of $11,118 due to the Merger.

In the period from January 27, 2022 to March 31, 2022 (Successor), cash used in operating activities of $30,860 resulted primarily from a net loss of $43,378, a decrease in accrued expenses of $67,637, non-cash tax benefit of $15,540, increase in long term liabilities of $30,980, and an increase in accounts receivable of $14,816 due to the Merger. This was partially offset by a change in fair value of warrants of $13,761, stock-based compensation of $32,302, depreciation and amortization expense of $21,928, increase in accounts payable of $66,091, and a decrease in deferred revenue of $3,654 due to the Merger.

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

In the period from January 27, 2022 to March 31, 2022 (Successor), cash used in investing activities of $425,790 resulted primarily from the acquisitions of S1 Holdco, Protected, RoadWarrior and CouponFollow of $422,974, purchases of property and equipment of $1,427 and expenditures related to internal-use software development costs of $1,389.

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

In the period from January 27, 2022 to March 31, 2022 (Successor), cash used in financing activities of $12,781 resulted primarily from redemptions of Trebia Class A ordinary shares of $510,469, repayment of existing term loan of $172,488, and payment of debt financing costs related to the New Facility of $24,845, partially offset by proceeds from the new facility of $449,000 and the Cannae backstop of $246,484.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than it's carrying amount, an impairment loss is recognized in an amount equal to the excess.

The determination of fair values requires us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected revenues and cash flows from a market participant perspective, and discount rates. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

We test for goodwill impairment annually at December 31st, or more frequently if events or changes in circumstances indicate the asset might be impaired.

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

The Company recorded total share-based compensation expense of $23,705 from January 1, 2022 through January 26, 2022 (Predecessor), $32,302 from January 27, 2022 through March 31, 2022 (Successor), and $146 for the three months ended March 31, 2021 (Predecessor).

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

We account for each of these awards as liability-classified until the awards are settled in cash or stock, respectively, and accordingly, when the 2024 Award is probable of achievement, we record stock-based compensation for that liability award. Refer to Note 18 for additional information regarding liability-classified awards.

Share-based compensation expense is included in the Salaries, commissions, and benefits expense in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were as follows:

•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.

•We did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain effective controls to timely analyze and record the financial statement effects from acquisitions. Specifically, we did not design and maintain effective controls over the (i) application of U.S. GAAP to such transactions, including accounting for post-combination compensation arrangements, (ii) review of the inputs and assumptions used in the measurement of assets acquired and liabilities assumed, including discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (iii) the tax impacts of acquisitions to the financial statements, and (iv) conforming of U.S. GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses.

•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries, and (ii) maintaining appropriate segregation of duties. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the consolidated financial statements, including the statement of cash flows.

•We did not design and maintain effective controls over the completeness and accuracy of accrued liabilities, stock-based compensation and equity transactions.

•We did not design and maintain effective controls over the accuracy and valuation of goodwill, including the allocation of goodwill to reporting units and the identification and measurement of goodwill impairment.

These material weaknesses resulted in the restatement of the Company's condensed consolidated financial statements as of March 31, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor period from January 27, 2022 to March 31, 2022. These material weaknesses also resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended; as of March 31, 2021 and 2020 and for the three-month periods then ended; as of June 30, 2021 and 2020 and for the six-month periods then ended; and as of September 30, 2021 and 2020 and for the nine-month periods then ended.

•We did not design and maintain effective controls over the accounting for complex financial instruments, including the impact of these instruments on earnings per share.

This material weakness also resulted in a material misstatement of the Trebia warrant liabilities, change in the fair value of the Trebia warrant liabilities, forward purchase agreement liabilities, change in the fair value of the forward purchase agreement liabilities, classification of redeemable shares of Class A common stock issued in connection with Trebia’s initial public offering, additional paid-in-capital, accumulated deficit, Earnings Per Share, and related financial disclosures of Trebia Acquisition Corp. as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020, as of September 30, 2020 and for three month period ended September 30, 2020 and for the period from February 11, 2020 (inception) through September 30, 2020, as of June 30, 2020 and for three month period ended June 30, 2020 and for the period from February 11, 2020 (inception) through June 30, 2020, as of March 31, 2021 and for three month period ended March 31, 2021. This material weakness also resulted in material adjustments relating to the Trebia forward purchase agreement liabilities and repurchases of common stock impacting the accumulated deficit and additional paid-in capital in the opening balance sheet as of January 27, 2022 of the Company.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

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

(c) Remediation plan for the material weaknesses

Our remediation plan consists of the following:

•Hiring additional senior level accounting personnel with applicable technical accounting knowledge, training and experience in accounting matters, supplemented by third party resources;
•Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties;
•Engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission;
•Engaging third-party experts to assist with the preparation of technical accounting analysis and valuations associated with business combinations;
•Designing and implementing controls related to accounting for acquisitions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, tax impacts, and ongoing recording of the financial statement results of the acquired businesses;
•Designing and implementing formal accounting policies, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/losses for intercompany transactions, and classification and presentation of accounts and disclosures, including the statement of cash flows;
•Designing and implementing controls over the completeness and accuracy of accrued liabilities, stock-based compensation and equity transactions;
•Designing and implementing controls related to accounting for complex financial instruments, including the earnings per share impacts;
•Designing and implementing controls over the accuracy and valuation of goodwill, including the allocation of goodwill to reporting units and the identification and measurement of goodwill impairment;
•Implementing an enhanced enterprise resource planning software for automation and enforcing segregation of duties across the organization; and
•Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

While we believe that these efforts will improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of March 31, 2022.

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

Part II

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 11 — Commitments and contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q/A.

Item 1A. Risk Factors.

Other than with respect to the material weakness described herein, which could further amplify our previously disclosed risks, particularly with respect to the consequences of a material weakness in internal control over financial reporting, there are no material changes had occurred in our risk factors, compared with the disclosure in our Registration Statement on Form S-1, originally filed with the SEC on April 1, 2022, as subsequently amended (Reg. No. 333-262608), and subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2022, in connection with the Company's acquisition of NextGen Shopping, Inc. (d/b/a "CouponFollow"), the Company issued 2,000 shares of its Class A common stock with a total fair value of $25,500 in a private placement, which shares were subsequently registered on our Registration Statement on Form S-1, originally filed with the SEC April 1, 2022, as subsequently amended (Reg. No. 333-262608).

Item 3. Defaults Upon Senior Securities

On May 1, 2023, the Company did not deliver audited financial statements as required under the terms of its credit agreement. On May 1, 2023, the Company received a notice of default, which started a 30 day cure period, ending on May 31, 2023, within which the Company could remedy the default. On June 1, 2023, as a result of not delivering audited financial statements for the fiscal year ended December 31, 2022, the default constitutes an event of default. As a result, the outstanding principal balances of $430,000 for the Term Loan and Revolving Facility are callable by Bank of America at the request of, or with the consent of, the required majority of lenders thereunder. Upon delivering audited financial statements prior to the debt being called, the event of default will no longer be continuing and the Company will be in compliance with the credit agreement, which eliminates the ability of the lenders to exercise remedies with respect thereto.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1(a)	Merger Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021

2.1(b)	Amendment No. 1 to the Merger Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)	Amendment No. 2 to the Merger Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)	Amendment No. 3 to the Merger Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2	Credit and Guarantee Agreement					X

10.1	System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/20/2022

10.2	Amended and Restated Backstop Facility Agreement, dated January 10, 2022, by and between Trebia Acquisition Corp. and Cannae Holdings, Inc.	8-K	001-39331	10.3	1/10/2022

10.3	Protected Support Agreement, dated as of June 28, 2021, by and among each of the Persons listed on Exhibit A thereto, JDI & AFH Limited, Protected.net Group Limited, Protected Security Holdings, LLC and Trebia Acquisition Corp.	S-4	333-260714	10.8	12/16/2021

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysem1 Inc.

Date: June 5, 2023	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: June 5, 2023	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer