Form 10-Q/A
period 2022-06-30
System1, Inc.
filed 2023-06-06
CIK 1805833

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

As of August 12, 2022, there were 90,593,904 shares of Class A common stock, $0.0001 par value per share, issued and outstanding and 22,077,319 shares issued and outstanding of Class C common stock, $0.0001 par value per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items as listed in "Items Amended in this Form 10-Q/A" below in the Quarterly Report on Form 10-Q/A of System1, Inc. (the “Company,” "System1," "we," "us," "our" and other similar terms) for the quarter ended June 30, 2022, including the S1 Holdco LLC ("S1 Holdco") predecessor period from January 1, 2022 to January 26, 2022, for the Successor period three months ended June 30, 2022 and the period from January 27, 2022 to June 30, 2022 presented therein, as originally filed with the Securities and Exchange Commission (“SEC”) on August 15, 2022 (the “Original Report”).

Restatement Background

As described in the Company’s Current Report on Form 8-K (Item 4.02) filed on March 17, 2023, on March 15, 2023, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the unaudited condensed consolidated financial statements of the Company (the "quarterly financial statements") (i) as of and for the period ended March 31, 2022 included in the Company's Form

10-Q filed with the SEC on May 19. 2022, (ii) as of and for the three and six month periods ended June 30, 2022 (“Q2 2022”) included in the Original Report and (iii) as of and for the three and nine month periods ended September 30, 2022 (“Q3 2022”) included in the Company’s Form 10-Q filed with the SEC on November 14, 2022 should no longer be relied upon due to material errors identified in such financial statements and should be restated. The errors identified by the Company relate to its accounting for (i) the valuation and purchase price allocation of assets acquired and liabilities assumed in the Company’s business combination (“Merger”) with S1 Holdco LLC and System1 SS Protect Holdings, Inc. on January 27, 2022, (ii) equity awards, including certain restricted stock awards related to the Merger, (iii) the valuation and purchase price allocation of assets acquired in the Company’s acquisition of NextGen Shopping, Inc., d/b/a CouponFollow ("CouponFollow"), and (iv) certain other errors, including errors in the Statements of Cash Flows.

The nature of the errors and related restatement to correct the errors are further described in Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" included in Part I, Item 1. "Financial Statements (Unaudited) As Restated" of this Form 10-Q/A.

Control Considerations

Management concluded, with concurrence of the Audit Committee, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of June 30, 2022. For a discussion of management's consideration of our disclosure controls and procedures and material weaknesses in internal control over financial reporting identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

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
•Part I, Item 4. "Controls and Procedures" to reflect the additional material weaknesses in internal control over financial reporting as of June 30, 2022;
•Part II, Item 1A. "Risk Factors";
•Part II, Item 3. Defaults Upon Senior Securities"; and,
•Part II, Item 6. "Exhibits" to include (i) pursuant to the rules of the SEC, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q/A and (ii) restated unaudited condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101 and 104.

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

Restatement of Other Financial Statements

In addition to the restated financial information for the period ended June 30, 2022 included in this Form 10-Q/A, we are also restating our interim condensed consolidated financial statements and related disclosures for the quarters ended March 31, 2022 and September 30, 2022. Concurrently with the filing of this Form 10-Q/A, we are sequentially filing with the SEC an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 followed by this Form 10-Q/A and then followed by an amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 to restate for the errors described above and other identified errors impacting those periods.

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except for par values)

	Successor	Predecessor
	June 30, 2022	December 31, 2021
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$37,442	$47,896
Restricted cash, current	4,572	—
Accounts receivable	93,662	90,203
Prepaid expenses and other current assets	12,298	7,689
Total current assets	147,974	145,788
Restricted cash, non-current	2,452	743
Property and equipment, net	4,330	830
Internal-use software development costs, net	3,610	11,213
Intangible assets, net	556,341	50,368
Goodwill	881,370	44,820
Operating lease right-of-use assets	7,533	—
Other non-current assets	804	3,149
Total assets	$1,604,414	$256,911
LIABILITIES AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	17,286	72,846
Accrued expenses and other current liabilities	97,959	31,284
Deferred revenue	68,368	1,971
Operating lease liabilities, current	2,065	—
Notes payable, current	14,888	170,453
Total current liabilities	200,566	276,554
Operating lease liabilities, non-current	7,073	—
Notes payable, non-current	406,026	—
Warrant liability	13,669	—
Deferred tax liability	129,310	7,789
Protected incentive plan liability	18,163	—
Other liabilities	5,735	969
Total liabilities	780,542	285,312
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
Class A Common stock - $0.0001 par value; 500,000 shares authorized, 90,587 Class A shares issued and outstanding as of June 30, 2022	9	—
Class C Common stock - $0.0001 par value; 25,000 shares authorized, 22,077 Class C shares issued and outstanding as of June 30, 2022	2	—
Additional paid-in capital	812,309	—
Accumulated deficit	(169,603)	—
Members’ deficit	—	(28,829)
Accumulated other comprehensive income	(421)	428
Total stockholders’ equity/members’ deficit	642,296	(28,401)
Non-controlling interest	181,576	—
Total stockholders’ equity/members’ deficit	823,872	(28,401)
Total liabilities and stockholders’ equity/members’ deficit	$1,604,414	$256,911

System1, Inc. and Subsidiaries
See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share and per unit data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
	As Restated		As Restated	As Restated
Revenue	$219,797	$169,579	$385,905	$52,712	$317,140
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	152,558	126,167	272,942	41,507	236,952
Salaries, commissions, and benefits	49,511	17,698	97,709	31,181	32,893
Selling, general, and administrative	16,747	6,277	31,835	15,665	13,227
Depreciation and amortization	32,094	3,112	54,022	1,000	6,801
Total operating costs and expenses	250,910	153,254	456,508	89,353	289,873
Operating income (loss)	(31,113)	16,325	(70,603)	(36,641)	27,267
Other expense (income):
Interest expense	7,324	4,476	12,100	1,049	8,524
Change in fair value of warrant liabilities	(4,139)	—	9,622	—	—
Total other expense	3,185	4,476	21,722	1,049	8,524
Income (loss) before income tax	(34,298)	11,849	(92,325)	(37,690)	18,743
Income tax (benefit) provision	(454)	77	(15,103)	(629)	228
Net income (loss)	$(33,844)	$11,772	$(77,222)	$(37,061)	$18,515
Net loss attributable to non-controlling interest	(8,107)	—	(15,416)	—	—
Net income (loss) attributable to System1, Inc.	$(25,737)	$11,772	$(61,806)	$(37,061)	$18,515

Net loss per share:
Basic	$(0.29)	n/a	$(0.71)	n/a	n/a
Diluted	$(0.33)	n/a	n/a	n/a	n/a
Shares used in net loss per share calculations:
Basic	89,701	n/a	86,840	n/a	n/a
Diluted	91,182	n/a	n/a	n/a	n/a
Basic and diluted net income (loss) per unit	n/a	$0.57	n/a	$(1.81)	$0.90
Weighted average units outstanding - basic and diluted	n/a	20,488	n/a	20,488	20,488

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
	As Restated		As Restated	As Restated
Net income (loss)	$(33,844)	$11,772	$(77,222)	$(37,061)	$18,515
Other comprehensive income (loss)
Foreign currency translation income (loss)	(524)	24	(421)	87	465
Comprehensive income (loss)	$(34,368)	11,796	$(77,643)	$(36,974)	18,980
Comprehensive loss attributable to non-controlling interest	(8,046)	—	(15,355)	—	—
Comprehensive income (loss) attributable to System1, Inc.	$(26,322)	11,796	$(62,288)	$(36,974)	18,980

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Restated
Successor:
For the period from January 27, 2022 to June 30, 2022
BALANCE—January 26, 2022	51,750	$5	—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of Merger transaction	29,017	3	22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	8	22,077	2	1,450	—	722,362	(107,797)	—	198,691	813,266
Net loss	—	—	—	—	—	—	—	(36,069)	—	(7,309)	(43,378)
Issuance of common stock in connection with Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income	—	—	—	—	—	—	—	—	103	(184)	(81)
Share-based compensation	—	—	—	—	—	—	31,398	—	—	—	31,398
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$777,325	$(143,866)	$103	$190,951	$824,524
Net loss	—	—	—	—	—	—	—	(25,737)	—	(8,107)	(33,844)
Exercise of warrants	3,969	—	—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	21	—	—	—	—	—	—	—	—	—	—
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	(524)	(14)	(538)
Share-based compensation	—	—	—	—	—	—	6,995	—	—	—	6,995
Distribution to members	—	—	—	—	—	—	—	—	—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9	22,077	$2	—	$—	$812,309	$(169,603)	$(421)	$181,576	$823,872

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Members' Deficit (Unaudited)
(In thousands)

	Members’ Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
	As Restated		As Restated
Predecessor:
For the period January 1, 2022 to January 26, 2022
BALANCE—January 1, 2022	$(28,829)	$428	$(28,401)
Net loss	(37,061)	—	(37,061)
Accumulated other comprehensive income	—	87	87
Share-based compensation expense	23,705	—	23,705
BALANCE—January 26, 2022	$(42,185)	$515	$(41,670)

	Members’ Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2021 to June 30, 2021
BALANCE—January 1, 2021	$(47,886)	$(343)	$(48,229)
Net income	6,743	—	6,743
Accumulated other comprehensive income	—	441	441
Share-based compensation expense	146	—	146
Contribution from OpenMail	147	—	147
BALANCE—March 31, 2021	$(40,850)	$98	$(40,752)
Net income	11,772	—	11,772
Accumulated other comprehensive income	—	24	24
Share-based compensation expense	120	—	120
Distribution to Court Square Capital Partners	(1,814)	—	(1,814)
Contribution from OpenMail	3	—	3
Distribution to OpenMail	(877)	—	(877)
BALANCE—June 30, 2021	$(31,646)	$122	$(31,524)

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
	As Restated	As Restated
Cash flows from Operating Activities:
Net income (loss)	$(77,222)	$(37,061)	$18,515
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	54,022	1,000	6,801
Share-based compensation	57,470	23,705	224
Amortization of debt issuance costs	2,226	—	1,131
Noncash lease expense	694	115	—
Change in fair value of contingent consideration and CEO equity profit interest	(27)	(9)	4,331
Change in fair value of warrants	9,622	—	—
Deferred tax benefits	(22,746)	(816)	(603)
Other	661	—	—
Changes in operating assets and liabilities
Accounts receivable	(8,136)	11,118	(8,306)
Due from related party	—	—	—
Prepaids and other assets	(2,002)	1,069	(1,864)
Accounts payable	6,535	(67,600)	8,568
Accrued expenses and other liabilities	(11,225)	57,488	(1,978)
Protected.net incentive plan liability	5,694	—	—
Deferred revenue	7,211	311	494
Other long-term liabilities	(31,080)	77	—
Net cash (used in) operating activities	(8,303)	(10,603)	27,313
Cash flows from Investing Activities:
Purchases of property and equipment	(2,310)	—	—
Capitalized software development costs	(3,497)	(441)	(3,233)
Acquisition of businesses, net of cash acquired	(444,074)	—	—
Net cash used in investing activities	(449,881)	(441)	(3,233)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	449,000	—	—
Repayment of term loan	(177,488)	—	(8,136)
Member capital contributions	—	—	150
Payments on contingent consideration from purchase of companies	—	—	(6,715)
Payments for financing costs	(24,845)	—	—
Payments for earnouts	(1,715)	—	—
Redemptions of Class A common stock	(510,469)	—	—
Proceeds from warrant exercises	5,027	—	—
Cash received from the Backstop	246,484	—	—
Related party loan	—	—	(1,500)
Distributions to members	(1,501)	—	(2,691)
Net cash used in financing activities	(15,507)	—	(18,892)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	604	(19)	366
Net increase (decrease) in cash, cash equivalents and restricted cash	(473,087)	(11,063)	5,554
Cash and cash equivalents and restricted cash, beginning of the period	517,553	48,639	29,013
Cash and cash equivalents and restricted cash, end of the period	$44,466	$37,576	$34,567
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$37,442	$36,833	$34,567
Restricted cash	7,024	743	—
Total cash, cash equivalents and restricted cash	$44,466	$37,576	$34,567

Supplemental cash flow information:
Cash paid for operating lease liabilities	$563	$175	$—
ROU assets obtained in exchange for operating lease liabilities	$2,064	$7,987	$—

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Equity issuance to settle intercompany loan	$—	$941	$—
Deferred consideration for acquisition	$7,059	$—	$—
See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
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
(Dollars in thousands, except for per unit amounts)
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

Restatement of Previously Issued Financial Statements

The Company identified errors impacting the previously issued unaudited condensed consolidated financial statements for the periods indicated below. The Company analyzed the errors using Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined the errors were material to the previously issued unaudited condensed consolidated financial statements. Accordingly, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company has restated herein the unaudited condensed consolidated statements of operations, of comprehensive income (loss), of changes in members’ deficit and of cash flows for the predecessor period from January 1, 2022 to January 26, 2022, the successor condensed consolidated balance sheet as of June 30, 2022 and the condensed consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity and of cash flows for the Successor periods from January 27, 2022 to June 30, 2022 and from April 1, 2022 to June 30, 2022 and related footnote disclosures that were impacted by the errors.

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
(Dollars in thousands, except for per unit amounts)
NextGen Shopping, Inc. d/b/a CouponFollow (“CouponFollow”) acquisition which occurred on March 4, 2022:

i.Error in the valuation of acquired developed technology from S1 Holdco in the Merger due to incorrectly recording capitalized internal-use software costs that were already included in the valuation of the RAMP developed technology which overstated capitalized Internal-use software development costs by $11,312 and understated Goodwill by $11,312 as of the Merger date. As a result of this error, capitalized Internal-use software development costs, net, was overstated by $9,352 and Goodwill was understated by $11,312 as of June 30, 2022 and Depreciation and amortization expense was overstated by $1,118 and $1,960 for the Successor period three months ended June 30, 2022 and for the period from January 27, 2022 to June 30, 2022, respectively;
ii.Errors in the valuation of intangible assets of S1 Holdco in the Merger due to the use of incorrect forecasts and assumptions that were not updated to reflect the facts and circumstances as of the date of the Merger, which understated intangible assets by $9,400 and overstated Goodwill by $9,400 as of the Merger date. The impact to the intangible assets as of the Merger date was as follows: trademarks were understated by $10,900 and customer relationship and developed technology intangible assets were overstated by $500 and $1,000, respectively. As a result of these errors, Intangible assets, net, was understated by $9,085 and Goodwill was overstated by $9,400 as of June 30, 2022 and Depreciation and amortization expense was understated by $186 and $315 for the Successor period three months ended June 30, 2022 and for the period from January 27, 2022 to June 30, 2022, respectively;
iii.Errors in the valuation of intangible assets of Protected in the Merger due to the use of incorrect forecasts and assumptions that were not updated to reflect facts and circumstances as of the date of the Merger, which overstated intangible assets by $2,800 and understated Goodwill by $2,800 as of the Merger date. The impact to the intangible assets as of the Merger date was as follows: trademarks were overstated by $7,700 and customer relationships were understated by $4,900. As a result of these errors, Intangible assets, net, was overstated by $2,163 and Goodwill was understated by $2,800 as of June 30, 2022, and Depreciation and amortization expense was overstated by $506 and $638 for the Successor period three months ended June 30, 2022 and for the period from January 27, 2022 to June 30, 2022, respectively;
iv.Errors in the valuation of intangible assets from the CouponFollow acquisition due to the use of incorrect forecasts and assumptions that were not updated to reflect facts and circumstances as of the date of the acquisition, which understated intangible assets by $11,900, and overstated Goodwill by $11,900 as of the acquisition date. As a result of these errors, Intangible assets, net was understated by $11,506 and Goodwill was overstated by $11,900 as of June 30, 2022 and Depreciation and amortization expense was understated by $305 and $394 for the successor period three months ended June 30, 2022 and for the period from January 27, 2022 to June 30, 2022, respectively.

b.Not used

c.Stock retirement error – The Company identified an error in the accounting for the repurchase and retirement of common stock that was incorrectly recorded to Additional paid-in capital upon the Merger rather than directly to Accumulated deficit. This error resulted in an understatement of Additional paid-in capital and Accumulated deficit by $31,167 as of January 27, 2022 and June 30, 2022.

d.Forward purchase liability error – The Company identified an error in the opening balance sheet as of January 27, 2022 related to the accounting and valuation of a modification to a forward purchase contract classified as a liability with Cannae (as defined in Note 3). As further described in Note 3, on June 28, 2021, and as amended on January 10, 2022, the Trebia Sponsors agreed to

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
forfeit up to 2,600 shares of Trebia Class B common stock in exchange for Cannae providing backstop funding for the Merger. This should have resulted in Trebia recording a forward purchase agreement liability on June 28, 2021, with mark-to-market adjustments to fair value at each future reporting date. The Company estimated the value of this liability immediately preceding the Merger based on the final redemptions and Cannae’s anticipated backstop funding and the impact of reversing the gain recorded upon termination of the original forward agreement with Cannae. This error resulted in an understatement of Accumulated deficit and Additional paid-in capital by $25,336 as of June 30, 2022.

e.Tax related opening balance sheet errors - The Company identified tax related errors in the acquired assets and liabilities relating to the Merger and its other business acquisitions due to the valuation errors noted in (a) above and a failure to identify and record acquired tax assets and liabilities as follows:

i.The Company identified tax related errors in the acquired assets and liabilities relating to S1 Holdco which, after consideration of measurement period adjustments originally recorded in the period, resulted in an understatement of prepaid expenses and other current assets of $2,537, an understatement of Other non-current assets of $27, an understatement of Accrued expenses and other current liabilities of $362, an overstatement of the Deferred tax liability of $5,844, and an overstatement of Goodwill of $8,047 as of the Merger date and June 30, 2022;
ii.The Company identified tax related errors in the acquired assets and liabilities relating to Protected during the Merger which resulted in an understatement of Prepaid expenses and other current assets of $2,063, an understatement of Accrued expenses and other current liabilities of $1,744, an overstatement of the Deferred tax liability of $110, and an overstatement of Goodwill of $429 as of the Merger date and June 30, 2022;
iii.The Company identified tax related errors in the acquired assets and liabilities relating to the CouponFollow acquisition which resulted in an overstatement of Accrued expenses and other current liabilities by $693, an understatement of Deferred tax liability by $2,802, and an understatement of Goodwill by $2,109 as of the acquisition date and June 30, 2022.

II.Equity related errors:

f.CouponFollow Incentive Plan error - The Company failed to record a post-combination bonus expense for the three months ended June 30, 2022 related to CouponFollow’s Incentive Plan. The impact of this error was an understatement of Salaries, commissions and benefits expense of $1,001 for the Successor period three months ended June 30, 2022 and the Successor period from January 27, 2022 to June 30, 2022 and an understatement of Accrued expenses and other current liabilities by $1,001 as of June 30, 2022.

g.Stock based compensation - The Company identified errors in its accounting for stock-based compensation arrangements as follows:

i.Errors in accounting for Class F Unit ("F units") awards relating to the modification of the awards and the attribution of compensation cost between purchase consideration and post-combination expense due to the incorrect use of graded vesting for expense recognition subsequent to the Merger rather than recognizing expense on a straight-line basis; the determination of the fair value of awards upon the Merger; a spreadsheet formula error; and the accounting for forfeitures of awards subsequent to the Merger. In the Predecessor period there was an overstatement of Additional paid-in capital and an overstatement of Stock-based compensation expense of $3,993. As a result of these errors, Goodwill was overstated by $4,115, Accrued expenses and other current liabilities was overstated by $159, Other liabilities was overstated by $147, Additional paid-in capital was understated by $6,774, and Accumulated other comprehensive income was

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
overstated by $1 as of June 30, 2022. In addition, these errors resulted in an understatement of stock-based compensation included in Salaries, commissions and benefits of $497 and $10,582 for the Successor period three months ended June 30, 2022 and for the period from January 27, 2022 through June 30, 2022, respectively;
ii.Errors in accounting for Value Creation Unit ("VCU") awards relating to the modification of the awards and the attribution of compensation cost between purchase consideration and post-combination expense due to the incorrect use of graded vesting for expense recognition subsequent to the Merger rather than recognizing expense on a straight-line basis; the determination of the fair value of awards upon the Merger; and the accounting for forfeitures of awards subsequent to the Merger. As a result of these errors, Goodwill was overstated by $7,133, Accrued expenses and other current liabilities was overstated by $512, Other liabilities was overstated by $1,390, and Additional paid-in capital was overstated by $4,036 as of June 30, 2022. In addition, these errors resulted in an understatement of stock-based compensation included in Salaries, commissions and benefits of $1,017 and $1,195 for the Successor period three months ended June 30, 2022 and for the period from January 27, 2022 through June 30, 2022, respectively;
iii.Errors in the accounting for restricted stock awards issued to the SPAC sponsors, which should have been treated as an equity exchange on the Merger date rather than as compensation expense in the Successor period from January 27, 2022 to June 30, 2022 As a result, Salaries, commissions, and benefits was overstated by $0 and $12,746 in the Successor period three months ended June 30, 2022 and the period from January 27, 2022 to June 30, 2022 and Additional paid-in capital was overstated by $12,746 as of June 30, 2022;
iv.Error in the accounting and valuation for Sponsor Promote Shares which should have been recorded in the Successor period from January 27, 2022 to June 30, 2022 rather than the Trebia financial statements as of January 26, 2022. As a result, Additional paid-in capital and Accumulated deficit were overstated by $8,079 in opening shareholders' equity as of January 27, 2022. This error resulted in an understatement of Additional paid-in capital of $288 as of June 30, 2022. Additionally, this error resulted in an understatement of stock-based compensation expense included in Salaries, commissions and benefits of $0 and $7,706 and an understatement of Selling, general and administrative expense of $0 and $661 for the Successor period three months ended June 30, 2022 and the period from January 27, 2022 to June 30, 2022, respectively.

h.Stock based compensation errors, other - The Company identified other errors relating to the improper accounting for equity awards, which overstated Goodwill by $518 and overstated Additional paid-in capital by $518 as of the Merger date. These errors resulted in an understatement of stock-based compensation expense included in Salaries, commissions and benefits of $1,473 for the Successor period three months ended June 30, 2022 and the period from January 27, 2022 to June 30, 2022, respectively. As a result of these errors, Goodwill was overstated by $518 and Additional paid-in capital was understated by $955 as of June 30, 2022.

III.Other errors:

i.Non-controlling interest errors - The Company identified errors related to its calculation of net loss attributable to non-controlling interests due to the inclusion of entities that did not have non-controlling interests. In addition, the Company has corrected Net loss attributable to non-controlling interest for other errors described herein. The impact of the errors was an understatement of Accumulated other comprehensive income by $368 an overstatement of Accumulated deficit by $2,420, and an overstatement of Non-controlling interest by $2,788 as of June 30, 2022. Net loss attributable to non-controlling interest was understated by $3,240 and $2,481 for the Successor period three months ended June 30, 2022 and for the period from January 27, 2022 to June 30, 2022, respectively. As a result of these adjustments, Comprehensive loss

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
attributable to non-controlling interest was understated by $3,234 and $2,469 for the Successor three months ended June 30, 2022 and the period from January 27, 2022 through June 30, 2022.

j.Internal-use software development costs – The Company identified errors in the capitalization of internal-use software costs subsequent to the Merger which resulted in an understatement of Internal-use software development costs, net by $1,316 as of June 30, 2022 and an overstatement of Salaries, commissions, and benefits expense by $36 and $519, and an overstatement of Depreciation and amortization expense by $170 and $797 for the Successor period three months ended June 30, 2022 and the period from January 27, 2022 through June 30, 2022, respectively.

k.Accrual related errors - The Company identified various errors in accruals at period ends which impacted the Predecessor and Successor Periods. These errors had the impact of overstating Cost of revenues by $261 and understating Selling, general and administrative expense by $744 in the Predecessor period from January 1, 2022 to January 26, 2022 and understating Accrued expenses and other current liabilities by $319 and overstating Prepaid expenses and other current assets by $164 as of the Merger date. These errors also had the impact of understating Cost of revenues by $0 and $261 and Selling, general and administrative expense by $537 and $92 in the Successor period three months ended June 30, 2022 and for the period from January 27, 2022 to June 30, 2022, respectively, and understating Accrued expenses and other current liabilities and Goodwill by $836 and $483, respectively, as of June 30, 2022.

l.RoadWarrior contingent consideration errors - Errors in the valuation of contingent consideration for the RoadWarrior acquisition resulting from a misinterpretation of the arrangement. The Company erroneously recorded a liability in the opening balance sheet for contingent consideration; however, the arrangement does not include contingent consideration provisions. The impact of the error was an overstatement of Goodwill, Accrued expenses and other current liabilities, and Other liabilities by $540, $337, and $209, respectively, as of June 30, 2022. Additionally, Selling, general and administrative was overstated by $0 and $6 for the Successor period three months ended June 30, 2022 and the period from January 27, 2022 to June 30, 2022, respectively.

m.Impact of errors on tax accounts:

i.The income tax provision was recomputed based on the restated pre-tax income (loss) for the period, resulting in an understatement of Income tax benefit for the Successor period three months ended June 30, 2022 and the period from January 27, 2022 to June 30, 2022 by $3,454 and $1,851, respectively, and an overstatement of the related Deferred tax liability of $1,851 as of June 30, 2022;
ii.As a result of the valuation errors identified in the opening balance sheet, the Company corrected the tax impacts of the Company’s contribution of the net assets of CouponFollow to System1 Opco, LLC immediately following the acquisition, resulting in an overstatement of the Deferred tax liability and an understatement of Additional paid-in capital of $3,573, as of June 30, 2022;
iii.The Company identified errors in the reconciliation of its tax accounts as of June 30, 2022 which resulted in an overstatement of Prepaid expenses and other current assets by $1,973, an overstatement of Accrued expenses and other current liabilities of $2,032, an understatement of Deferred tax liability by $534 and an overstatement of Accumulated other comprehensive income of $475 as of June 30, 2022. The accumulated other comprehensive income adjustment was the result of the Company correcting for a foreign currency error incorrectly applied to deferred tax balances.

n.Other classification errors - The Company identified classification errors between current and non-current Restricted cash and Accounts receivable, which overstated Restricted cash, current by $1,185, understated Restricted cash, non-current and Accounts receivable by $920 and $265, respectively, as of June 30, 2022.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

o.Other adjustments - In addition to the impacts of the adjustments described herein, the Company identified various adjustments primarily related to rounding.

p.Impact of errors on foreign currency translation - As a result of the correction of the identified errors and preparation of the financial statements, the effects of foreign currency translation adjustments and their effects on other comprehensive income have also been reflected within the restated amounts.

q.Cash flow errors - In addition to the impacts of adjustments to correct the statements of cash flows from the adjustments described above, the Company also determined that various line items within the operating activities section required the correction of errors and total cash flows within operating, investing, and financing activities were misstated due to errors resulting from incorrect support utilized by the Company in preparing the statements of cash flows. The aggregate impact of these errors to the consolidated statements of cash flows for the Successor period from January 27, 2022 to June 30, 2022 was an understatement of Share-based compensation of $38, an overstatement of decrease in Change in fair value of contingent consideration and CEO equity profit interest of $45, and overstatement of increase in Accounts receivable of $19, an understatement of increase in Prepaids and other assets of $863, an understatement of decrease in Accrued expenses and other liabilities of $7,274, an understatement of increase in Protected.net incentive plan liability of $5,694, an understatement of increase in Other long-term liabilities of $72, an understatement of Purchases of property and equipment of $25, an understatement of Capitalized software development costs of $77, an overstatement of Acquisitions of businesses, net of cash acquired of $1,886. The Company also identified other immaterial errors for the Successor period from January 27, 2022 to June 30, 2022 which have been corrected herein.

r.Cash flow lease payments error - Cash lease payments of $784 for the Successor period from January 27, 2022 through June 30, 2022 were previously classified as noncash "Amortization of right-of-use-assets" rather than as lease liability outflows in changes in operating assets and liabilities in the statement of cash flows.

s.Earnings per share error - The Company identified an error in its computation of weighted average number of shares which impacted the earnings per share disclosure for the Successor three months ended June 30, 2022 and the period from January 27, 2022 to June 30, 2022. Additionally, the Company did not appropriately include the impact of “in-the-money” warrants on the presentation of diluted earnings per share for the three months ended June 30, 2022. This error resulted in an increase in the diluted net loss per share by $(0.04) which was offset by the change in net income attributable to System1 impacts above.

t.Not used

The accompanying notes to the condensed consolidated financial statements have also been corrected to reflect the impacts of the adjustments described above. In addition, the Company has corrected the following disclosures errors:

•Authorized share disclosure - The Company corrected disclosure of the number of authorized Class A common stock on the condensed consolidated balance sheet.

•Merger disclosures - The Company corrected the disclosure in Note 3 related to the presentation of assets acquired and liabilities assumed from the Merger and the unaudited pro forma information due to errors resulting from incorrect support utilized in preparing the disclosures and incorrect application of adjustments to the pro forma information.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
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

•Segment disclosures – The Company also corrected the disclosure in Note 16 related to errors in the allocation of revenues and adjusted gross profit to the Owned and Operated and the Partner Network segments. For the Predecessor period from January 1, 2022 to January 26, 2022, Owned and Operated segment revenue was overstated and Partner Network segment revenue was understated by $542 and Owned and Operated adjusted gross profit was overstated by $542 and Partner Network adjusted gross profit was understated by $91. For the Successor period three months ended June 30, 2022, Owned and Operated segment revenue was overstated and Partner Network segment revenue was understated by $5,754 and Owned and Operated adjusted gross profit was overstated by $5,754 and Partner Network adjusted gross profit was understated by $585. For the Successor period from January 27, 2022 to June 30, 2022, Owned and Operated segment revenue was overstated and Partner Network segment revenue was understated by $9,128 and Owned and Operated adjusted gross profit was overstated by $9,128 and Partner Network adjusted gross profit was understated by $1,022;

•CouponFollow Incentive Plan disclosure - The Company corrected the disclosure in Note 18 to include the disclosure of terms of the CouponFollow Incentive Plan that were previously omitted;

The following table summarizes the effect of the adjustments to correct errors on each affected financial statement line item impacting the condensed consolidated balance sheet as of June 30, 2022. The footnotes correspond to the error descriptions above:

	Successor
	June 30, 2022
	As Previously Reported	Adjustments		As Restated
ASSETS

Current assets:
Cash and cash equivalents	$37,442	$—		$37,442
Restricted cash, current	5,757	(1,185)	(n)	4,572
Accounts receivable	93,397	265	(n)	93,662
Prepaid expenses and other current assets	9,671	4,600	(e)
		(1,973)	(m)	12,298
Total current assets	146,267	1,707		147,974
Restricted cash, non-current	1,532	920	(n)	2,452
Property and equipment, net	4,330	—		4,330
Internal-use software development costs, net	11,647	(9,352)	(a)
		1,316	(j)
		(1)	(o)	3,610
Intangible assets, net	537,913	18,428	(a)	556,341
Goodwill	907,248	(7,188)	(a)
		(6,367)	(e)
		(11,248)	(g)
		(518)	(h)
		483	(k)
		(540)	(l)
		1	(o)
		(501)	(p)	881,370
Operating lease right-of-use assets	7,533	—		7,533

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

Other non-current assets	779	27	(e)
		(2)	(o)	804
Total assets	$1,617,249	$(12,835)		$1,604,414
LIABILITIES AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	17,286	—		17,286
Accrued expenses and other current liabilities	97,752	1,413	(e)
		1,001	(f)
		(671)	(g)
		836	(k)
		(337)	(l)
		(2,032)	(m)
		(3)	(o)	97,959
Deferred revenue	68,368	—		68,368
Operating lease liabilities, current	2,065	—		2,065
Notes payable, current	14,888	—		14,888
Total current liabilities	200,359	207		200,566
Operating lease liabilities, non-current	7,073			7,073
Notes payable, non-current	406,026	—		406,026
Warrant liability	13,669	—		13,669
Deferred tax liability	137,354	(3,152)	(e)
		(4,890)	(m)
		(2)	(o)	129,310
Protected incentive plan liability	18,163	—		18,163
Other liabilities	7,482	(1,537)	(g)
		(209)	(l)
		(1)	(o)	5,735
Total liabilities	790,126	(9,584)		780,542
Commitments and contingencies
STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
Class A common stock - $0.0001 par value; 500,000 shares authorized, 90,587 Class A shares issued and outstanding as of June 30, 2022	9	—		9
Class C common stock - $0.0001 par value; 25,000 shares authorized, 22,077 Class C shares issued and outstanding as of June 30, 2022	2	—		2
Additional paid-in capital	761,002	31,167	(c)
		25,336	(d)
		(9,720)	(g)
		955	(h)
		3,573	(m)
		(4)	(p)	812,309
Accumulated deficit	(118,373)	1,888	(a)
		(31,167)	(c)
		(25,336)	(d)
		(1,001)	(f)
		681	(g)
		(1,473)	(h)
		2,420	(i)
		1,316	(j)
		(353)	(k)
		6	(l)
		1,851	(m)
		(17)	(o)
		(45)	(p)	(169,603)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

Accumulated other comprehensive income (loss)	179	(1)	(e)
		(1)	(g)
		368	(i)
		(475)	(m)
		(39)	(o)
		(452)	(p)	(421)
Total stockholders’ equity/members’ deficit attributable to System1, Inc.	642,819	$(523)		642,296
Non-controlling interest	184,304	(2,788)	(i)
		60	(o)	181,576
Total stockholders’ equity/members’ deficit	827,123	(3,251)		823,872
Total liabilities and stockholders’ equity/members’ deficit	$1,617,249	$(12,835)		$1,604,414

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of operations. The footnotes correspond to the error descriptions above:

	Successor									Predecessor
	Three Months Ended June 30, 2022					Period from January 27, 2022 through June 30, 2022				Period from January 1, 2022 through January 26, 2022
	As Previously Reported	Adjustments		As Restated		As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenue	$219,797	$—		$219,797		$385,905	$—		385,905	$52,712			$52,712
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	152,558	—		152,558		272,689	261	(k)		41,760	(261)	(k)
							(8)	(o)	272,942		8	(o)	41,507
Salaries, commissions, and benefits	45,555	1,001	(f)			89,014	1,001	(f)		35,175	(3,993)	(g)
		1,514	(g)				6,737	(g)			(1)	(o)	31,181
		1,473	(h)				1,473	(h)
		(36)	(j)				(519)	(j)
		4	(o)	49,511			3	(o)	97,709
Selling, general, and administrative	16,167	537	(k)			31,148	661	(g)		14,817	744	(k)
		43	(p)	16,747			92	(k)			104	(o)	15,665
							(6)	(l)
							(103)	(o)
							43	(p)	31,835
Depreciation and amortization	33,397	(1,133)	(a)			56,708	(1,889)	(a)		1,000	—		1,000
		(170)	(j)	32,094			(797)	(j)	54,022
Total operating costs and expenses	247,677	3,233		250,910		449,559	6,949		456,508	92,752	(3,399)		89,353
Operating income (loss)	(27,880)	(3,233)		(31,113)		(63,654)	(6,949)		(70,603)	(40,040)	3,399		(36,641)
Other expense (income):
Interest expense	7,324	—		7,324		12,100	—		12,100	1,049	—		1,049
Change in fair value of warrant liabilities	(4,139)	—		(4,139)		9,622	—		9,622	—	—		—
Total other expense	3,185	—		3,185		21,722	—		21,722	1,049	—		1,049
Income (loss) before income tax	(31,065)	(3,233)		(34,298)		(85,376)	(6,949)		(92,325)	(41,089)	3,399		(37,690)
Income tax (benefit) provision	3,000	(3,454)	(m)	(454)		(13,252)	(1,851)	(m)	(15,103)	(629)	—		(629)
Net income (loss)	$(34,065)	$221		$(33,844)		$(72,124)	$(5,098)		$(77,222)	$(40,460)	$3,399		$(37,061)
Net loss attributable to non-controlling interest	(4,867)	(3,240)	(i)	(8,107)		(12,935)	(2,481)	(i)	(15,416)	—	—		—
Net income (loss) attributable to System1, Inc.	$(29,198)	$3,461		$(25,737)		$(59,189)	$(2,617)		$(61,806)	$(40,460)	$3,399		$(37,061)

Basic net loss per share	$(0.33)	$0.04		$(0.29)		$(0.68)	$(0.03)		$(0.71)	n/a			n/a
Diluted net loss per share	$(0.33)			$(0.33)	(s)	n/a			n/a	n/a			n/a
Weighted average units outstanding - basic	89,701			89,701		87,351	(511)	(s)	86,840	n/a			n/a
Weighted average units outstanding - diluted	89,701	1,481	(s)	91,182		n/a			n/a	n/a			n/a
Basic and diluted net income (loss) per unit	n/a			n/a		n/a			n/a	$(1.97)	$0.16		$(1.81)
Weighted average units outstanding - basic and diluted	n/a			n/a		n/a			n/a	20,488			20,488

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of comprehensive income (loss). The footnotes correspond to the error descriptions above:

	Successor				Successor				Predecessor
	Three Months Ended June 30, 2022				Period from January 27, 2022 through June 30, 2022				Period from January 1, 2022 through January 26, 2022
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Net income (loss)	$(34,065)	$221	(a)(f)(g)(h)(j)(k)(m)(o)(p)	$(33,844)	$(72,124)	$(5,098)	(a)(f)(g)(h)(j)(k)(m)(o)(p)	$(77,222)	$(40,460)	$3,399	(g)(k) (o)	$(37,061)
Other comprehensive income (loss)
Foreign currency translation income (loss)	262	(786)	(m)(p)	(524)	228	(649)	(m)(p)	(421)	87	—		87
Comprehensive income (loss)	$(33,803)	$(565)		$(34,368)	$(71,896)	$(5,747)		$(77,643)	$(40,373)	$3,399		$(36,974)
Comprehensive loss attributable to non-controlling interest	(4,812)	(3,234)	(i)	(8,046)	(12,886)	(2,469)	(i)	(15,355)				—
Comprehensive income (loss) attributable to System1, Inc.	$(28,991)	$2,669		$(26,322)	$(59,010)	$(3,278)		$(62,288)	$(40,373)	$3,399		$(36,974)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods ended as indicated, impacting the condensed consolidated statements of changes in stockholders' equity. The footnotes correspond to the error descriptions above:

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Previously Reported
Successor:
For the period from January 27, 2022 to June 30, 2022
BALANCE—January 26, 2022	52,680	$5	—	$—	—	$—	$525,579	$(59,184)	$—	$—	$466,400
Effect of Merger transaction	29,017	3	22,077	2	2,900	—	157,046	—	—	198,691	355,742
BALANCE—January 27, 2022	81,697	8	22,077	2	2,900	—	682,625	(59,184)	—	198,691	822,142
Net loss	—	—	—	—	—	—	—	(29,991)	—	(8,068)	(38,059)
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(6,752)	—	—	—	(6,752)
Other comprehensive income	—	—	—	—	—	—	—	—	(28)	(6)	(34)
Share-based compensation	—	—	—	—	—	—	27,167	—	—	—	27,167
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$728,540	$(89,175)	$(28)	$190,370	$829,718
Net loss	—	—	—	—	—	—	—	(29,198)	—	(4,867)	(34,065)
Exercise of warrants	3,969	—	—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	21	—	—	—	—	—	—	—	—	—	—
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	585	—	—	—	585
Other comprehensive income	—	—	—	—	—	—	—	—	207	55	262
Share-based compensation	—	—	—	—	—	—	3,888	—	—	—	3,888
Distribution to members	—	—	—	—	—	—	—	—	—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9	22,077	$2	—	$—	$761,002	$(118,373)	$179	$184,304	$827,123

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Adjustments
Successor:
For the period from January 27, 2022 to June 30, 2022
BALANCE—January 26, 2022	(930)	$—	—	$—	—	$—	$48,424	$(48,613)	$—	$—	$(189)	(c) (d)
Effect of Merger transaction	—	—	—	—	(1,450)	—	(8,687)	—	—	—	(8,687)	(d) (g)
BALANCE—January 27, 2022	(930)	$—	—	$—	(1,450)	$—	$39,737	$(48,613)	$—	$—	(8,876)
Net loss	—	—	—	—	—	—	—	(6,078)	—	759	(5,319)	(a)(g)(i)(j)(k)(l)(m)(o)
Issuance of common stock in connection with Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661	(g)
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—	(g)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	4,156	—	—	—	4,156	(m)
Other comprehensive income	—	—	—	—	—	—	—	—	131	(178)	(47)	(p)
Share-based compensation	—	—	—	—	—	—	4,231	—	—	—	4,231	(g) (h)
BALANCE—March 31, 2022	—	$—	—	$—	—	$—	$48,785	$(54,691)	$131	$581	$(5,194)
Net loss	—	—	—	—	—	—	—	3,461	—	(3,240)	221	(g) (i)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(585)	—	—	—	(585)	(m)
Other comprehensive income	—	—	—	—	—	—	—	—	(731)	(69)	(800)	(p)
Share-based compensation	—	—	—	—	—	—	3,107	—	—	—	3,107	(g) (h)
BALANCE—June 30, 2022	—	$—	—	$—	—	$—	$51,307	$(51,230)	$(600)	$(2,728)	$(3,251)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Restated
Successor:
For the period from January 27, 2022 to June 30, 2022
BALANCE—January 26, 2022	51,750	$5	—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of Merger transaction	29,017	3	22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	8	22,077	2	1,450	—	722,362	(107,797)	—	198,691	813,266
Net loss	—	—	—	—	—	—	—	(36,069)	—	(7,309)	(43,378)
Issuance of common stock in connection with Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income	—	—	—	—	—	—	—	—	103	(184)	(81)
Share-based compensation	—	—	—	—	—	—	31,398	—	—	—	31,398
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$777,325	$(143,866)	$103	$190,951	$824,524
Net loss	—	—	—	—	—	—	—	(25,737)	—	(8,107)	(33,844)
Exercise of warrants	3,969	—	—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	21	—	—	—	—	—	—	—	—	—	—
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	(524)	(14)	(538)
Share-based compensation	—	—	—	—	—	—	6,995	—	—	—	6,995

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

Distribution to members	—	—	—	—	—	—	—	—	—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9	22,077	$2	—	$—	$812,309	$(169,603)	$(421)	$181,576	$823,872

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods ended as indicated, impacting the condensed consolidated statement of changes in members' deficit. The footnotes correspond to the error descriptions above:

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods ended as indicated, impacting the condensed consolidated statements of cash flows. The footnotes correspond to the error descriptions above:

	Successor				Predecessor
	Period from January 27, 2022 through June 30, 2022				Period from January 1, 2022 through January 26, 2022
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Cash flows from Operating Activities:
Net income (loss)	$(72,124)	$(5,098)	(a)(f)(g)(h)(j)(k)(l)(m)(o)(p)	$(77,222)	$(40,460)	$3,399	(g)(k)(o)	$(37,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56,708	(2,686)	(a)(j)	54,022	1,000	—		1,000
Share-based compensation	49,219	8,251	(g)(h)(o)(q)	57,470	27,698	(3,993)	(g)	23,705
Amortization of debt issuance costs	2,226	—		2,226	—	—		—
Noncash lease expense	(90)	784	(r)	694	115	—		115
Change in fair value of contingent consideration and CEO equity profit interest	(72)	45	(q)	(27)	(9)	—		(9)
Change in fair value of warrants	9,622	—		9,622	—	—		—
Deferred tax benefits	(20,893)	(1,853)	(m)(q)	(22,746)	(816)	—		(816)
Other	—	661	(g)	661	—	—		—
Changes in operating assets and liabilities
Accounts receivable	(7,890)	(246)	(n)(q)	(8,136)	11,118	—		11,118
Prepaids and other assets	(978)	(1,024)	(k)(o)(q)	(2,002)	905	164	(k)	1,069
Accounts payable	6,535	—		6,535	(67,600)	—		(67,600)
Accrued expenses and other liabilities	(5,466)	(5,759)	(f)(k)(o)(q)	(11,225)	57,170	318	(k)(o)	57,488
Protected.net incentive plan liability	—	5,694	(q)	5,694	—	—		—
Deferred revenue	7,211	—		7,211	311	—		311
Other long-term liabilities	(30,217)	(863)	(l)(o)(q)(r)	(31,080)	78	(1)	(o)	77
Net cash used in operating activities	(6,209)	(2,094)		(8,303)	(10,490)	(113)		(10,603)
Cash flows from Investing Activities:
Purchases of property and equipment	(2,285)	(25)	(q)	(2,310)	—	—		—
Capitalized software development costs	(2,901)	(596)	(j)(q)	(3,497)	(441)	—		(441)
Acquisition of businesses, net of cash acquired	(445,893)	1,819	(o)(p)(q)	(444,074)	—	—		—
Net cash used in investing activities	(451,079)	1,198		(449,881)	(441)	—		(441)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	449,000	—		449,000	—	—		—
Repayment of term loan	(177,488)	—		(177,488)	—	—		—
Payments for financing costs	(24,845)	—		(24,845)	—	—		—
Payments for earnouts	(1,715)	—		(1,715)	—	—		—
Redemptions of Class A common stock	(510,469)	—		(510,469)	—	—		—
Proceeds from warrant exercises	5,029	(2)	(q)	5,027	—	—		—
Cash received from the Backstop	246,484	—		246,484	—	—		—
Distributions to members	(1,501)	—		(1,501)	—	—		—
Net cash used in financing activities	(15,505)	(2)		(15,507)	—	—		—

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

Effect of exchange rate changes in cash, cash equivalent and restricted cash	(29)	633	(p)	604	(132)	113	(p)	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	(472,822)	(265)		(473,087)	(11,063)	—		(11,063)
Cash and cash equivalents and restricted cash, beginning of the period	517,553	—		517,553	48,639	—		48,639
Cash and cash equivalents and restricted cash, end of the period	$44,731	$(265)		$44,466	$37,576	$—		$37,576
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$37,442	$—		$37,442	$36,833	$—		$36,833
Restricted cash	7,289	(265)	(n)	7,024	743	—		743
Total cash, cash equivalents and restricted cash	$44,731	$(265)		$44,466	$37,576	$—		$37,576

Supplemental cash flow information:
ROU assets obtained in exchange for operating lease liabilities	$2,064	$—		$2,064	$7,987	$—		$7,987
Equity issuance to settle intercompany loan	$—	$—		$—	$—	$941		$941
Deferred consideration for acquisition	$—	$7,059		$7,059	$—	$—		$—

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

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger and (ii) the combined results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial statements include a Predecessor period, which includes the period through January 26, 2022 concurrent with the Merger, and a Successor period for the three months ended June 30, 2022 and for the period from January 27, 2022 through June 30, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of System1, Inc. and its subsidiaries for the Successor period, and S1 Holdco for the Predecessor periods. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements. The condensed consolidated financial statements have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
regulations. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements of S1 Holdco and related notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 19, 2022 (the “Prospectus”), but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Statements of Operations for the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the three months ended June 30, 2022 and for the period from January 27, 2022 through June 30, 2022 (Successor periods) are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter.

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
(Dollars in thousands, except for per unit amounts)
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
(Dollars in thousands, except for per unit amounts)
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
(Dollars in thousands, except for per unit amounts)

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

Restricted Cash

The Company had restricted cash of $7,024 and $743 as of June 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The amount of restricted cash as of December 31, 2021 (Predecessor) relates to cash held as collateral at the Company’s financial institution to secure the Company’s letter of credit issued in favor of its landlord under the lease for its corporate office in Marina del Rey, California. The Company’s restricted cash as of June 30, 2022 (Successor) primarily consists of (i) cash held as collateral at the Company’s financial institution to secure the Company’s letter of credit issued in favor of its landlord under the lease for its Marina del Rey, California facility, (ii) merchant reserve balances with its credit card processors held due to arrangements under which the Company's credit card processors withhold certain credit card funds to cover potential charge backs initiated by the Company’s customers, (iii) the escrow account balance related to the portion of unvested equity awards as of the closing of the Merger that will be cash settled and will be released to the Company's employees as the service requirement is completed and (iv) the escrow account balance related to post-close adjustments and indemnifications from the RoadWarrior acquisition.

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
(Dollars in thousands, except for per unit amounts)

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

Intangible Assets

Intangible assets primarily consist of acquired technology, customer relationships and trade names/trademarks. The Company determines the appropriate useful life based on management’s estimate of the applicable intangible asset’s remaining economic useful life at the time of acquisition. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. Certain customer relationship intangibles are amortized on an accelerated basis based upon the expected timing of economic benefits which are derived from an analysis of customer attrition rates over the expected life. The fair value of the intangible assets acquired is determined using either the income or market methodologies.

The estimated useful lives of the Company’s intangible assets are as follows:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

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
(Dollars in thousands, except for per unit amounts)
Intangibles—Goodwill and Other, which requires the Company to test goodwill at the reporting unit level for impairment at least annually.

The Company has the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than carrying amount, an impairment loss is recognized in an amount equal to the excess.

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
(Dollars in thousands, except for per unit amounts)
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
(Dollars in thousands, except for per unit amounts)
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
(Dollars in thousands, except for per unit amounts)
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
(Dollars in thousands, except for per unit amounts)

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

The following table summarizes the ownership interest in S1 Holdco as of June 30, 2022 (Successor).

	Units (in thousands)	Ownership %
Class A units of S1 Holdco	90,587	80%
Class B units of S1 Holdco	22,077	20%

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequent amendments, Measurement of Credit Losses on Financial Instruments (Topic 326), which modifies the accounting methodology for most financial instruments. The guidance requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This guidance is effective for the Company for annual periods beginning after December 15, 2022, and early adoption is permitted. The Company does not expect the adoption of this update to have a material effect on its condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
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
(Dollars in thousands, except for per unit amounts)
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

In accordance with the Amended and Restated Sponsor Agreement entered into concurrently with the Business Combination Agreement, the Company issued 1,450 Class D shares to the Trebia sponsors in exchange for 1,450 Trebia Class B shares ("Sponsor RSAs"). The difference in the fair value of the two was treated as a capital contribution. The founders of S1 Holdco and Protected were also issued 1,450 Class D shares ("Seller RSUs"). Further, in connection with the Merger, the Company also effected an incentive plan for Protected business. Refer to Note 18—SHARE-BASED PAYMENTS for additional information on the Seller RSU's and the Protected Incentive Plan.

Concurrently with the consummation of the Merger, System1 entered into a tax receivable agreement with the minority holders of S1 Holdco, (the “Tax Receivable Agreement” or “TRA”), pursuant to which, among other things, the parties to the Tax Receivable Agreement have agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income tax that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B Units in S1 Holdco (together with the corresponding shares of the Company’s shares of Class C common stock) in exchange for shares of the Company’s Class A common stock. As of the closing date, the fair value of obligations under the TRA was determined to be zero as any tax savings are uncertain. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability will be recognized in earnings.

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
(Dollars in thousands, except for per unit amounts)
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
(Dollars in thousands, except for per unit amounts)
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

Technology – The Company valued technology using the excess-earnings method utilizing company-specific inputs. Key assumptions include forecasted revenue, technology migration rate, and a discount rate.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company's applications and services offerings, assets acquired and acquired workforce. Goodwill is not deductible for tax purposes.

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if the Merger and other acquisitions occurred as of January 1, 2021. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, adjustments for transaction expenses, adjustments for certain stock-based compensation and equity related expenses incurred as a result of the transaction and the resulting tax effects, as if the Merger and acquisitions of Answers, CouponFollow and RoadWarrior (each as defined in Note 4—ACQUISITIONS) occurred January 1, 2021. The pro forma results do not include any anticipated cost synergies or other effects of the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Pro forma revenue	$219,912	$219,031	$455,836	$412,232
Pro forma net (loss)	$(20,474)	$(41,112)	$(25,436)	$(140,549)

4.ACQUISITIONS

Answers Holdings, Inc.

On May 4, 2022, the Company acquired the assets of Answers Holdings, Inc. and its subsidiaries, collectively ("Answers") for total cash consideration of $4,632. The acquisition of Answers constitutes a business combination under ASC 805.

The acquisition expands the Company's portfolio of Owned & Operated publishing sites and search destinations to include a destination for higher education and lifelong learning content. The results of Answers' operations since the date of the acquisition have been included in the Company's condensed consolidated financial statements from May 4, 2022 to June 30, 2022 (Successor). The total revenue and loss before income taxes were immaterial for the period January 27, 2022 to June 30, 2022 (Successor). The operating results of Answers are reported within the Owned and Operated segment prospectively from the date of acquisition.

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
(Dollars in thousands, except for per unit amounts)

The purchase consideration was allocated to the following assets and liabilities:

Amount
Tangible assets acquired and liabilities assumed:
Working capital	$32
Total tangible assets acquired and liabilities assumed	32
Trademark - 10 years weighted average useful life	1,100
Goodwill	3,500
Net assets acquired	$4,632

Consideration:
Cash	$4,632
Total consideration	$4,632

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations. The goodwill is deductible for tax purposes over 15 years. The Company has incurred $93 in transaction costs related to the acquisition.

Trademarks – Identified trademarks relate to the estimated fair value of future cash flows related to any trademarks acquired. The Company valued trademarks using the relief-from-royalty method under the income approach. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the trademark and a discount rate.

NextGen Shopping, Inc.

On March 4, 2022, the Company acquired NextGen Shopping, Inc. (d/b/a “CouponFollow”) for total cash consideration of $75,087, of which $16,446 was deferred, 5,600 was held-back, and $25,500 related to the fair value of 2,000 shares of Class A common stock issued. The fair value of the shares of Class A common stock was determined by utilizing the closing price per share of the Company's Class A common stock listed on the NYSE as of March 3, 2022, and a discount rate of 7.5%, as the shares were not immediately available for sale upon issuance, and this restriction was deemed to be a function of the security characteristics. The deferred consideration of $16,446 was paid subsequent to the acquisition. The held-back consideration amount will become payable eighteen months subsequent to the acquisition date, subject to the Company's satisfaction of any potential post-closing purchase price adjustments and indemnification claims. The cash payment included the transaction costs of $3,129 that the Company paid on behalf of CouponFollow in connection with the closing of the transaction. The acquisition of CouponFollow constitutes a business combination under ASC 805.

The acquisition leverages CouponFollow’s reputation, software and large organic traffic to vertically integrate with the Company’s RAMP platform and generate paid traffic for shopping-related products. The results of CouponFollow’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements from March 4, 2022 to June 30, 2022 (Successor). The amounts of total revenue and loss before income taxes for the period from March 4, 2022 to June 30, 2022 (Successor) were $7,316 and $1,860, respectively, and the amounts of revenue and loss before income taxes for the three months ended June 30, 2022 (Successor) were $5,396 and $1,302, respectively. The operating results of CouponFollow are reported within the Owned and Operated segment prospectively from the date of acquisition.

The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.

The purchase consideration was allocated to the following assets and liabilities:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

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

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is deductible for tax purposes over 15 years. The Company has incurred $813 in transaction costs related to the acquisition.

Following are the details of the purchase price allocated to the intangible assets for the CouponFollow acquisition:

	Amount	Weighted Average Useful Life (in Years)
Trademark	$38,100	10
Software	4,100	4
Total	$42,200

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

The acquisition expands the Company’s Mapquest.com website technology and provides additional functionality for customers centered around route planning for delivery drivers and teams. The results of RoadWarrior’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements from February 9, 2022 to June 30, 2022 (Successor). The amounts of revenue and loss before income taxes for the period from February 9, 2022 to June 30, 2022 (Successor) were $2,237 and $1,692, respectively, and

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
the amounts of revenue and loss before income taxes for the three months ended June 30, 2022 were $1,288 and $908, respectively. The operating results of RoadWarrior are reported within the Owned and Operated segment prospectively from the date of acquisition.

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

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is deductible for tax purposes over 15 years. The Company has incurred $308 in transaction costs related to this acquisition.

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

5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2022 (Successor) and December 31, 2021 (Predecessor), consisted of the following:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

	Successor	Predecessor
	June 30, 2022	December 31, 2021
Computer equipment	$604	$415
Motor vehicles	234	—
Furniture and equipment	918	475
Leasehold improvements	2,833	976
Property and equipment—gross	4,589	1,866
Less accumulated depreciation	(259)	(1,036)
Property and equipment—net	$4,330	$830

Total depreciation expense on property and equipment were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Depreciation expense	$149	$89	$268	$16	$170

6.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET
Goodwill

The changes in goodwill by reportable segments, were as follows:

	Owned and Operated	Partner Network	Subscription	Total
Goodwill at January 27, 2022	$—	$—	$—	$—
Additions	351,849	93,400	433,184	878,433
Currency translation adjustments	(37)	—	—	(37)
Goodwill at March 31, 2022	351,812	93,400	433,184	878,396
Additions	3,500	—	—	3,500
Currency translation adjustments	$(526)	$—	$—	$(526)
Goodwill at June 30, 2022	$354,786	$93,400	$433,184	$881,370

Additions to goodwill were from the acquisitions of S1 Holdco, Protected.net, CouponFollow, RoadWarrior and Answers in 2022.

Goodwill as of December 31, 2021 (Predecessor), resulted from the acquisitions of Concourse Media, Mapquest, and Waterfox in 2019 and the prior acquisitions of InfoSpace in 2016 and Qool Media, Inc. in 2017. There was no Goodwill activity for the period January 1, 2021 through January 26, 2022 (Predecessor). Goodwill by reportable segments as of December 31, 2021 were as follows:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

	Owned and Operated	Partner Network	Total
Goodwill at December 31, 2021 (Predecessor)	$24,403	$20,417	$44,820

Internal-use software development costs and intangible assets

Internal-use software development costs and intangible assets consisted of the following:

	June 30, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$3,985	$(375)	$3,610
Intangibles:
Developed technology	$196,000	$(20,822)	$175,178
Trademarks and trade names	287,852	(11,803)	276,049
Software	5,100	(428)	4,672
Customer relationships	121,000	(20,558)	100,442
Total intangible costs	$609,952	$(53,611)	$556,341

	December 31, 2021 (Predecessor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$21,274	$(10,061)	$11,213
Intangibles:
Developed technology	$8,398	$(7,242)	$1,156
Trademarks and trade names	69,007	(21,375)	47,632
Professional service agreement	3,100	(2,359)	741
Customer relationships	1,500	(661)	839
Total intangible costs	$82,005	$(31,637)	$50,368

The internal-use software development costs include capitalized costs not ready for its internal use of $2,948 and $2,540 as of June 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Amortization expense for internal-use software development	$78	$921	$143	$355	$2,245
Amortization expense for intangible assets	$31,867	$2,102	$53,611	$629	$4,386

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

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

The weighted average amortization period for all intangible assets is 7 years. As of June 30, 2022 (Successor), the expected amortization expense associated with the Company’s intangible assets and internal-use software development costs for each of the next five years, is as follows:

Amortization Expense
Remainder of 2022	$63,901
2023	110,204
2024	101,197
2025	94,344
2026	43,380
Thereafter	146,925
Total amortization expense	$559,951

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
(Dollars in thousands, except for per unit amounts)
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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Successor	Predecessor
	June 30, 2022	December 31, 2021
Former CEO profit interest	$—	$11,132
Payable to employees	11,105	10,091
Accrued legal service fees	—	6,242
Accrued marketing expenses	47,649	144
Holdback liability	1,221	—
Contingent consideration	359	1,682
VAT tax liability	9,970	—
Accrued tax liability	7,235	361
Deferred rent	—	233
Other liabilities	20,420	1,399
Accrued expenses and other current liabilities	$97,959	$31,284

9.DEFERRED REVENUE

Deferred revenue activities for the period January 1, 2021 through December 31, 2021 (Predecessor), January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 (Predecessor) through June 30, 2022 (Successor) are as follows:

Deferred Revenue
Deferred revenue as of January 1, 2021 (Predecessor)	$1,889
Additional amounts deferred	5,116
Deferred revenue recognized	(5,034)
Deferred revenue as of December 31, 2021 (Predecessor)	$1,971

Deferred Revenue
Deferred revenue as of January 1, 2022 (Predecessor)	$1,971
Additions amounts deferred	620
Deferred revenue recognized	(309)
Deferred revenue as of January 26, 2022 (Predecessor)	$2,282

Deferred Revenue
Deferred revenue as of January 27, 2022 (Successor)	$—
Additional amounts deferred*	141,941
Deferred revenue recognized	(73,573)
Deferred revenue as of June 30, 2022 (Successor)	$68,368
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
(Dollars in thousands, except for per unit amounts)

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

The following table presents the Company’s Income tax (benefit) provision and the effective income tax rate:

	Successor	Predecessor	Successor	Predecessor
(in thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Income tax (benefit) provision	$(454)	$77	$(15,103)	$(629)	$228
Effective tax rate	1%	1%	16%	2%	1%

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
(Dollars in thousands, except for per unit amounts)

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
(Dollars in thousands, except for per unit amounts)
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
(Dollars in thousands, except for per unit amounts)
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

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus 3.15%. Orchid Sub may borrow amounts under the 2023 Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). The Company may borrow up to its commitment amount, and may reuse the loan again after the balance has been paid down. The final maturity date under the 2023 Revolving Note is July 10, 2024. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded Commitments

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a closing fee equal to 12.0% of each Lender’s Commitment under the 2023 Revolving Note, payable within 180 days of April 10, 2023. In addition, Orchid Sub agreed to reimburse the Lenders for their reasonable and documented costs expenses incurred in connection with the negotiation, documentation and execution of the 2023 Revolving Note. As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

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
(Dollars in thousands, except for per unit amounts)
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

In April 2022, the Private Placement Warrant holders exercised their Warrants on a cashless basis in exchange for 3,532 shares of the Company's Class A common stock. Additionally, during the three months ended June 30, 2022, Public Warrant holders exercised 437 warrants on a cash basis resulting in total proceeds paid to the Company of $5,028. The total outstanding Public Warrants as of June 30, 2022 was 16,813.

14.FAIR VALUE MEASUREMENT

The following tables present the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2022 (Successor) and December 31, 2021 (Predecessor):

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

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
(Dollars in thousands, except for per unit amounts)
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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
15.NET INCOME (LOSS) PER SHARE
For the three months ended June 30, 2021 (Predecessor), the period from January 1, 2022 through January 26, 2022 (Predecessor), and for the six months ended June 30, 2021 (Predecessor), the basic net income (loss) per unit attributable to members was calculated by dividing the net income (loss) attributable to common equity holders by the weighted-average number of membership units. For the three months ended June 30, 2022 (Successor) and the period from January 27, 2022 through June 30, 2022 (Successor), the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share gives effect to all potentially dilutive shares. Basic and diluted net income (loss) per share was calculated as follows:

	Three-Month Period		Six-Month Period
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Net loss per share:
Basic	$(0.29)	n/a	$(0.71)	n/a	n/a
Diluted	(0.33)	n/a	n/a	n/a	n/a
Numerator:
Net loss attributable to System1, Inc.	(25,737)	n/a	$(61,806)	n/a	n/a
Change in fair value of warrant liabilities	(4,139)	n/a	n/a	n/a	n/a
Net loss used in diluted computation	$(29,876)	n/a	n/a	n/a	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic net loss per share	89,701	n/a	86,840	n/a	n/a
Adjustment for incremental shares from applying treasury stock method	1,481	n/a	n/a	n/a	n/a
Weighted-average common shares outstanding used in computing diluted net loss per share	91,182	n/a	n/a	n/a	n/a

Basic and diluted net income (loss) per unit	n/a	$0.57	n/a	$(1.81)	$0.90
Numerator:
Net income (loss)	n/a	11,772	n/a	(37,061)	18,515
Denominator:
Weighted-average membership units outstanding - basic and diluted (units in thousands)	n/a	20,488	n/a	20,488	20,488

Shares of Class C common stock, warrants, and RSUs outstanding for the period January 27, 2022 through June 30, 2022 (Successor) are considered potentially dilutive of the shares of Class A common stock under the application of the treasury stock method, and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the periods presented in the table above, a total of 22,077 shares of Class C common stock were excluded from the computation of net loss per share as the impact was anti-dilutive.

16.SEGMENT REPORTING

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
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

The CODM measures and evaluates reportable segments based on segment operating revenues as well as adjusted gross profit and other measures. The Company defines and calculates adjusted gross profit as revenue less advertising expense and agency fees to acquire users (refer to Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES), as well as content, publishing, domain name registration costs, licensing costs to provide mapping services to Mapquest.com, credit card processing fees, and licensing costs related to the antivirus and other software available via APIs for sale and distribution of its SaaS products to end customers. The Company excludes the following items from segment adjusted gross profit: depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment adjusted gross profit, they are included in reported consolidated net income from operations before income tax and are included in the reconciliation that follows.

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

The following summarizes revenue by reportable segments:

	Three-Month Period		Six-Month Period
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Owned and Operated	$157,952	$160,816	$284,836	$49,249	$300,242
Partner Network	19,077	8,763	30,427	3,463	16,898
Subscription	42,768	—	70,642	—	—
Total revenue	$219,797	$169,579	$385,905	$52,712	$317,140

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
The following summarizes adjusted gross profit by reportable segments:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Owned and Operated	$36,799	$37,572	$66,217	$8,768	$69,700
Partner Network	13,908	8,763	22,321	3,012	16,898
Subscription	22,890	—	35,537	—	—
Adjusted gross profit	$73,597	$46,335	$124,075	$11,780	$86,598
Other cost of revenues	6,358	2,923	11,112	575	6,410
Salaries, commissions and benefits	49,511	17,698	97,709	31,181	32,893
Selling, general and administrative	16,747	6,277	31,835	15,665	13,227
Depreciation and amortization	32,094	3,112	54,022	1,000	6,801
Interest expense	7,324	4,476	12,100	1,049	8,524
Change in fair value of warrant liabilities	(4,139)	—	9,622	—	—
Net income (loss) before income tax	$(34,298)	$11,849	$(92,325)	$(37,690)	$18,743

The following table presents the revenues disaggregated by geographic region.

	Three-Month Period		Six-Month Period
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
Geographic Region
United States	$167,872	$163,072	$302,480	$51,701	$307,630
United Kingdom	42,924	168	70,643	—	169
Other international	9,001	6,339	12,782	1,011	9,341
Total revenue	$219,797	$169,579	$385,905	$52,712	$317,140

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
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

18.SHARE-BASED PAYMENTS

Pursuant to the Merger, the Company is required to replace certain profits interests awards with restricted stock units (“RSUs”) in System 1 (the “Replacement Awards”). The Replacement Awards will continue to vest over the original vesting schedule of the original underlying awards. The Company recognized a total stock-based compensation expense of $23,705 upon the Merger transaction during the period January 1, 2022 through January 26, 2022 (Predecessor). Subsequent to the Merger, the remaining amount of $30,724 will be amortized over the weighted average period of 2.3 years. The Company recognized stock-based compensation expense of $15,547 under these awards during the period January 27, 2022 through June 30, 2022 (Successor). The unrecognized stock-based compensation expense associated with these unvested Replacement Awards at June 30, 2022 was $21,241.

In addition to the Replacement Awards, the Company issued 1,450 Class D shares that were exchanged for 1,450 Trebia's legacy shares, in a like for like transaction ("Sponsor RSAs"). The founders of S1 Holdco and Protected were also issued with 1,450 Class D shares ("Seller RSUs"). The Sponsor RSAs and Seller RSUs vested if the Company’s common stock traded at a VWAP equal or exceeding $12.50 per share for any 20 trading days within a 30 trading day period. When the VWAP of the Company’s common stock price exceeded the threshold in March 2022 the Sponsor RSAs and Seller RSUs vested, and the Company recorded their conversion from Class D common stock to Class A common stock on its Condensed Consolidated Statements of Changes in Stockholders' Equity. The Company also recorded $12,745 in stock-based compensation expense associated with the vesting of the Seller RSUs during the period January 27, 2022 through March 31, 2022 (Successor). Since these Sponsor RSAs and Seller RSUs had a market condition to vest, the Company estimated the fair values of these market-based RSUs and RSAs using a Monte Carlo simulation.

The key assumptions used to determine the fair value of these market-based RSUs and RSAs were as follows:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)

Inputs
Risk-free interest rate	1.6%
Expected stock price volatility	50.0%
Cost of equity	23.6%
Expected term (years)	5
Fair Value of Class A Common Stock	$10.00

The Company recorded $7,706 in stock-based compensation expense for Sponsor Promote Shares during the period January 27, 2022 through March 31, 2022 (Successor).

The Company recorded the following total share-based compensation expense for the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	s	Six Months Ended June 30, 2021
Share-based compensation expense	$25,168	$120	$57,470	$23,705		$266

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

Protected.net Incentive Plan

In connection with the Merger and acquisition of Protected.net described in Note 3, which was consummated on January 26, 2022, the Company effected an incentive plan for eligible recipients as defined in the Business Combination Agreement (see Note 3), which may include employees and non-employees, including the Protected CEO, totaling up to $100,000 payable in fully-vested shares of the Company’s Class A Common Stock. As defined in the Business Combination Agreement, if the Protected business exceeds last twelve months (“LTM”) Cash EBITDA (as defined in the Business Combination Agreement) of $55,000 on or prior to December 31, 2023, a pool of $50,000 payable in fully-vested shares of the Company’s Class A Common Stock (the “2023 Award”) shall be allocated to eligible recipients as of December 31, 2023. Shares under the 2023 Award will be issued to eligible recipients within 30 days of December 31, 2023. Further, if the Protected business exceeds LTM Cash EBITDA (as defined in the Business Combination Agreement) of $65,000 on or prior to December 31, 2024, a separate pool of $50,000 payable in fully-vested shares of the Company’s Class A Common Stock (the “2024 Award") shall be allocated to eligible recipients as of December 31, 2024. Shares under the 2024 Award will be issued to eligible recipients within 30 days of December 31, 2024. The number of shares payable under the 2023 and 2024 Awards will be determined based on the volume-weighted average price of the Company’s Class A Common Stock over the 20 consecutive trading days preceding the 5 trading days prior to settlement. The distribution of shares to eligible recipients for both the 2023 and 2024 Awards shall be at the sole discretion of the Protected CEO, or the System1, Inc. Board if the Protected CEO is no longer employed by the Company.

As of June 30, 2022, although neither of the LTM Cash EBITDA targets for the 2023 Award and 2024 Award were met, the Company determined that they were both probable of achievement, and accordingly, it recorded a portion of the $100,000 payable for these awards, within salaries, commissions, and benefits on the Consolidated Statement of

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except for per unit amounts)
Operations for the three months ended June 30, 2022. As of June 30, 2022, $18,163 of stock-based compensation has been recorded as a liability for these awards within “Protected Incentive Plan Liability”. The remaining liability for these awards will be recorded over the remaining service period to the extent that management determines that the achievement of the LTM Cash EBITDA targets and issuance of the Series A common stock is considered probable.

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
(Dollars in thousands, except for per unit amounts)
•

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

As of June 30, 2022, the Company has determined that it was not probable that the CouponFollow business would achieve any of the Targets during the Performance Periods, and accordingly, it did not record a liability for any of the Tier Amounts set forth in the CouponFollow Incentive Plan. During the three and six months ended June 30, 2022, the Company recognized $1,001 and $1,309, respectively, for the Fixed Amount, within Salaries, commissions, and benefits on the condensed consolidated statements of operations.

19.SUBSEQUENT EVENT

In August 2022, the Company's Board of Directors authorized up to $25,000 for the repurchase of its Class A Common Stock and Public Warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q/A. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of June 30, 2022 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through June 30, 2022 (Successor) and for the year ended December 31, 2021 (Predecessor). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors.” All figures are presented in thousands, except percentages, rates and unless otherwise noted.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A.

As described in the EXPLANATORY NOTE and in Note 1 of “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, we have restated our unaudited quarterly financial statements as of June 30, 2022, and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor periods for the three months ended June 30, 2022 and for the period from January 27, 2022 to June 30, 2022. This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been amended to reflect the restatement of the previously reported financial information for these periods, including but not limited to, information within the Results of Operations section.

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

We were deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. S1 Holdco was deemed to be the predecessor entity based on an analysis. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger; and (ii) the consolidated results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial information includes a Predecessor period, which includes the periods through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022 through June 30, 2022. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

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

In accordance with a Sponsor Agreement entered into concurrently with the Business Combination Agreement, we issued 1,450 Class D shares to Trebia sponsors that were exchanged for 1,450 Trebia's Class B shares ("Sponsor RSAs"). The difference in the fair value of the two was treated as a capital contribution. The founders of S1 Holdco and Protected were also issued 1,450 Class D shares ("Seller RSUs"). Further, in connection with the Merger, we also effected an incentive plan for Protected business. Refer to Note 18 for additional information on the Seller RSU's and the Protected Incentive Plan.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
	As Restated		As Restated	As Restated
(in thousands)
Revenue	$219,797	$169,579	$385,905	$52,712	$317,140
Operating expenses:
Cost of revenues	152,558	126,167	272,942	41,507	236,952
Salaries, commissions, and benefits	49,511	17,698	97,709	31,181	32,893
Selling, general, and administrative	16,747	6,277	31,835	15,665	13,227
Depreciation and amortization	32,094	3,112	54,022	1,000	6,801
Total operating expenses	250,910	153,254	456,508	89,353	289,873
Operating income (loss)	(31,113)	16,325	(70,603)	(36,641)	27,267
Other expense (income):
Interest expense	7,324	4,476	12,100	1,049	8,524
Change in fair value of warrant liabilities	(4,139)	—	9,622	—	—
Total other expense (income), net	3,185	4,476	21,722	1,049	8,524
Income (loss) before income tax	(34,298)	11,849	(92,325)	(37,690)	18,743
Income tax (benefit) provision	(454)	77	(15,103)	(629)	228
Net income (loss)	$(33,844)	$11,772	$(77,222)	$(37,061)	$18,515
Net loss attributable to non-controlling interest	(8,107)	—	(15,416)	—	—
Net income (loss) attributable to System1, Inc.	$(25,737)	$11,772	$(61,806)	$(37,061)	$18,515

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
	As Restated		As Restated	As Restated
Revenue	100%	100%	100%	100%	100%
Operating expenses:
Cost of revenues	69%	74%	71%	79%	75%
Salaries, commissions, and benefits	23%	10%	25%	59%	10%
Selling, general, and administrative	8%	4%	8%	30%	4%
Depreciation and amortization	15%	2%	14%	2%	2%
Total operating expenses	114%	90%	118%	170%	91%
Operating income (loss)	(14)%	10%	(18)%	(70)%	9%
Interest expense	3%	3%	3%	2%	3%
Change in fair value of warrant liabilities	(2)%	—%	2%	—%	—%
Income (loss) before income tax	(16)%	7%	(24)%	(72)%	6%
Income tax (benefit) provision	1%	1%	(4)%	(1)%	—%
Net income (loss)	(15)%	7%	(20)%	(70)%	6%
Net loss attributable to non-controlling interest	(4)%	—%	(4)%	—%	—%
Net income (loss) attributable to System1, Inc.	(12)%	7%	(16)%	(70)%	6%
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

Revenue

The following tables set forth our revenue by reportable segment.

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Revenue:
Owned and Operated	$157,952	$160,816	(2)%
Partner Network	19,077	8,763	118%
Subscription	42,768	—	100%
Total revenue	$219,797	$169,579	30%

Refer to the Revenue discussions below.

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Revenue:
Owned and Operated	$284,836	$49,249	$300,242	11%
Partner Network	30,427	3,463	16,898	101%
Subscription	70,642	—	—	100%
Total revenue	$385,905	$52,712	$317,140	38%

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

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Cost of revenues	$272,942	$41,507	$236,952	33%
Percent of revenue	71%	79%	75%

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

The following supplemental tables set forth our adjusted gross profit by reportable segment.

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Segment Adjusted Gross Profit:
Owned and Operated	$36,799	$37,572	(2)%
Partner Network	13,908	8,763	59%
Subscription	22,890	—	100%
Total Adjusted Gross Profit	$73,597	$46,335	59%

Refer to the Revenue and Cost of revenues discussions above. Additionally, refer to Note 16 for additional information.

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Segment Adjusted Gross Profit:
Owned and Operated	$66,217	$8,768	$69,700	8%
Partner Network	22,321	3,012	16,898	50%
Subscription	35,537	—	—	100%
Total Adjusted Gross Profit	$124,075	$11,780	$86,598	57%

Refer to the Revenue and Cost of revenue discussions above. Additionally, refer to Note 16 for additional information.

Salaries, commissions, and benefits

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Salaries, commissions and benefits	$49,511	$17,698	180%
Percent of revenue	23%	10%

The increase in salaries, commissions, and benefits dollars for the three months ended June 30, 2022, compared to the same prior year period, was primarily due to an increase in salaries and bonus related expense of $5.1 million due to increased headcount related to the Merger and our recent acquisitions. Stock-based compensation increased $25.0 million, including $18.2 million related to the Protected incentive plan, and the fluctuations in the value of our common stock since the Merger. For additional information on our stock-based compensation, refer to Note 18.

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Salaries, commissions and benefits	$97,709	$31,181	$32,893	>100%
Percent of revenue	25%	59%	10%

The increase in salaries, commissions, and benefits dollars for the six months ended June 30, 2022, compared to the same prior year period, was primarily due to an increase in stock-based compensation of $81.2 million, which included $23.7 million upon the close of the Merger and $18.2 million related to the Protected Incentive Plan, and an increase in salaries and bonus related expenses of $11.2 million due to increased headcount related to the Merger and our recent acquisitions. For additional information on our stock-based compensation, refer to Note 18.

Selling, general, and administrative

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Selling, general, and administrative	$16,747	$6,277	>100%
Percent of revenue	8%	4%

The increase in selling, general, and administrative expense for the three months ended June 30, 2022, compared to the same prior year period, was primarily associated with our recent acquisitions and additional costs associated with being a public company.

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Selling, general, and administrative	$31,835	$15,665	$13,227	>100%
Percent of revenue	8%	30%	4%

The increase in selling, general, and administrative expense for the six months ended June 30, 2022, compared to the same prior year period, was primarily due to $24.7 million in costs associated with the Merger, costs associated with our recent acquisitions and additional costs associated with becoming a public company.

Depreciation and amortization

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Depreciation and amortization	$32,094	$3,112	>100%

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated			As Restated
Depreciation and amortization	$54,022	$1,000	$6,801	>100%

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

Income tax (benefit) provision

	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Income tax (benefit) provision	$(454)	$77	>100%
Effective tax rate	1%	1%

	Successor	Predecessor
	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021	2022 vs. 2021 change (%)
	As Restated			As Restated
Income tax (benefit) provision	$(15,103)	$(629)	$228	>100%
Effective tax rate	16%	2%	—%

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to income (loss) from non-taxable pass-through entities related to non-controlling interests, effects of predecessor flow through income allocations, state taxes, foreign rate differential, change in fair value of warrant liabilities, non-deductible expenses, outside basis adjustments, and Global Intangible Low-taxed Income.

Liquidity and Capital Resources

As of June 30, 2022 (Successor), we had cash and cash equivalents of $37,442.

To date, our available liquidity and operations have been financed through the initial public offering of Trebia, the Backstop Agreement, credit facilities, and cash flows from operations. We are subject to certain business risks, including dependence on key employees, dependence on key contracts, competition from alternative technologies, and dependence on growth to achieve our business and operational objectives.

Our revenue is dependent on two key Advertising Partners, which are Google and Microsoft.

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

For additional information regarding our credit facilities, refer to Note 12.

Refer to NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS for additional information regarding the default of the Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor	Predecessor
(in thousands)	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	Six Months Ended June 30, 2021
	As Restated	As Restated
Net cash provided by (used in) operating activities	$(8,303)	$(10,603)	$27,313
Net cash used in investing activities	$(449,881)	$(441)	$(3,233)
Net cash used in financing activities	$(15,507)	$—	$(18,892)

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

In the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in operating activities of $10,603 resulted primarily from a net loss of $37,061, and a decrease in accounts payable of $67,600 due to the Merger. This was partially offset by an increase in accrued expenses of $57,488, non-cash stock-based compensation of $23,705 and a decrease in accounts receivable of $11,118 due to the Merger.

In the period from January 27, 2022 to June 30, 2022 (Successor), cash used in operating activities of $8,303 resulted primarily from a net loss of $77,222, non-cash tax benefit of $22,746, a decrease in accrued expenses of $11,225, a decrease in other long-term liabilities of $31,080, an increase in accounts receivable of $8,136 due to the Merger. This was partially offset by an increase in the non-cash depreciation and amortization expense of $54,022, non-cash stock-based compensation of $57,470, non-cash change in fair value of warrants of $9,622, a decrease in deferred revenue of $7,211 due to the Merger, and an increase in accounts payable of $6,535.

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

In the period from January 27, 2022 to June 30, 2022 (Successor), cash used in investing activities of $449,881 resulted primarily from the acquisitions of S1 Holdco, Protected, RoadWarrior CouponFollow and Answers, costs capitalized for internally developed software of $3,497 and purchases of property and equipment of $2,310.

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

In the period from January 27, 2022 to June 30, 2022 (Successor), cash used in financing activities of $15,507 resulted primarily from redemptions of Trebia Class A ordinary shares of $510,469, repayment of existing term loan of $177,488, and payment of debt financing costs related to the Term Loan of $24,845, partially offset by proceeds from the Term Loan and Revolving Facility of $449,000 and the Cannae Backstop of $246,484.

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

The Company has the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

◦We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries, and (ii) maintaining appropriate segregation of duties. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the consolidated financial statements, including the statement of cash flows.

◦We did not design and maintain effective controls over the completeness and accuracy of accrued liabilities, stock-based compensation and equity transactions.

◦We did not design and maintain effective controls over the accuracy and valuation of goodwill, including the allocation of goodwill to reporting units and the identification and measurement of goodwill impairment.

These material weaknesses resulted in the restatement of the Company's condensed consolidated financial statements as of March 31, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor period from January 27, 2022 to March 31, 2022; as of June 30, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor periods for the three months ended June 30, 2022 and from January 27, 2022 to June 30, 2022. These material weaknesses also resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended; as of March 31, 2021 and 2020 and for the three-month periods then ended; as of June 30, 2021 and 2020 and for the six-month periods then ended; and as of September 30, 2021 and 2020 and for the nine-month periods then ended.

•We did not design and maintain effective controls over the accounting for complex financial instruments, including the impact of these instruments on earnings per share.

This material weakness also resulted in a material misstatement of the Trebia warrant liabilities, change in the fair value of the Trebia warrant liabilities, forward purchase agreement liabilities, change in the fair value of the forward purchase agreement liabilities, classification of redeemable shares of Class A common stock issued in connection with Trebia’s initial public offering, additional paid-in-capital, accumulated deficit, Earnings Per Share, and related financial disclosures of Trebia Acquisition Corp. as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020, as of September 30, 2020 and for three month period ended September 30, 2020 and for the period from February 11, 2020 (inception) through September 30, 2020, as of June 30, 2020 and for three month period ended June 30, 2020 and for the period from February 11, 2020 (inception) through June 30, 2020, as of March 31, 2021 and for three month period ended March 31, 2021. This material weakness also resulted in material adjustments relating to the Trebia forward purchase agreement liabilities and repurchases of common stock impacting the accumulated deficit and additional paid-in capital in the opening balance sheet as of January 27, 2022 and the earnings per share computations for the quarter ended June 30, 2022 of the Company.

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

While we believe that these efforts will improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of June 30, 2022.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

In August 2022, the Company's Board of Directors authorized up to $25,000 for the repurchase of its Class A Common Shares and Public Warrants.

Item 6. Exhibits

			Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.		Description	Form	File No.	Exhibit	Filing Date
2.1(a)		Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021
	0
2.1(b)		Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)		Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)		Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

3.1		Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2		Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	7/8/2022

4.1		Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2		Credit and Guarantee Agreement	10-Q/A	001-39331	4.2	6/5/2023

10.1		System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/20/2022

10.2		Amended and Restated Backstop Facility Agreement, dated January 10, 2022, by and between Trebia Acquisition Corp. and Cannae Holdings, Inc.	8-K	001-39331	10.3	1/10/2022

10.3		Protected Support Agreement, dated as of June 28, 2021, by and among each of the Persons listed on Exhibit A thereto, JDI & AFH Limited, Protected.net Group Limited, Protected Security Holdings, LLC and Trebia Acquisition Corp.	S-4	333-260714	10.8	12/16/2021

31.1*		Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*		Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**		Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**		Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*		XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*		XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysem1 Inc.

Date: June 5, 2023	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: June 5, 2023	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer