Form 10-Q/A
period 2022-09-30
System1, Inc.
filed 2023-06-06
CIK 1805833

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

As of November 4, 2022, there were 91,455,846 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,747,109 shares issued and outstanding of Class C common stock, $0.0001 par value per share..

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items as listed in "Items Amended in this Form 10-Q/A" below in the Quarterly Report on Form 10-Q/A of System1, Inc. (the “Company,” "System1," "we," "us," "our" and other similar terms) for the quarter ended September 30, 2022, including the S1 Holdco LLC ("S1 Holdco") predecessor period from January 1, 2022 to January 26, 2022, for the Successor period three months ended September 30, 2022 and the period from January 27, 2022 to September 30, 2022 presented therein, as originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Report”).

Restatement Background

As described in the Company’s Current Report on Form 8-K (Item 4.02) filed on March 17, 2023, on March 15, 2023, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the unaudited condensed consolidated financial statements of the Company (the "quarterly financial statements") (i) as of and for the period ended March 31, 2022 included in the Company's Form 10-Q filed with the SEC on May 19, 2022, (ii) as of and for the three and six month periods ended June 30, 2022 (“Q2 2022”) included in the Company’s Form 10-Q filed with the SEC on August 15, 2022 and (iii) as of and for the three and nine month periods ended September 30, 2022 (“Q3 2022”) included in the Original Report should no longer be relied upon due to material errors identified in such financial statements and should be restated. The errors identified by the Company relate to its accounting for (i) the valuation and purchase price allocation of assets acquired and liabilities assumed in the Company’s business combination (“Merger”) with S1 Holdco LLC and System1 SS Protect Holdings, Inc. on January 27, 2022, (ii) equity awards, including certain restricted stock awards related to the Merger, (iii) the valuation and purchase price allocation of assets acquired in the Company’s acquisition of NextGen Shopping, Inc., d/b/a CouponFollow ("CouponFollow"), (iv) identification of triggering events necessitating the impairment of goodwill, and (v) certain other errors, including errors in the Statements of Cash Flows.

The nature of the errors and related restatement to correct the errors are further described in Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" included in Part I, Item 1. "Financial Statements (Unaudited) As Restated" of this Form 10-Q/A.

Control Considerations

Management concluded, with concurrence of the Audit Committee, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of September 30, 2022. For a discussion of management's consideration of our disclosure controls and procedures and material weaknesses in internal control over financial reporting identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

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
•Part I, Item 4. "Controls and Procedures" to reflect the additional material weaknesses in internal control over financial reporting as of September 30, 2022;
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

Restatement of Other Financial Statements

In addition to the restated financial information for the period ended September 30, 2022 included in this Form 10-Q/A, we are also restating our interim condensed consolidated financial statements and related disclosures for the quarters ended March 31, 2022 and June 30, 2022. Concurrently with the filing of this Form 10-Q/A, we are sequentially filing with the SEC an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 followed by an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2022, and then followed by this Form 10-Q/A to restate for the errors described above and other identified errors impacting those periods.

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except for par values and share amounts)

	Successor	Predecessor
	September 30, 2022	December 31, 2021
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$31,933	$47,896
Restricted cash, current	7,168	—
Accounts receivable	78,846	90,203
Prepaid expenses and other current assets	10,817	7,689
Total current assets	128,764	145,788
Restricted cash, non-current	2,942	743
Property and equipment, net	4,349	830
Internal-use software development costs, net	5,690	11,213
Intangible assets, net	524,597	50,368
Goodwill	541,792	44,820
Operating lease assets	6,893	—
Other non-current assets	731	3,149
Total assets	$1,215,758	$256,911
LIABILITIES AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$12,241	$72,846
Accrued expenses and other current liabilities	91,731	31,284
Protected.net incentive plan liability, current	19,266	—
Deferred revenue	68,289	1,971
Operating lease liabilities, current	2,102	—
Debt, net	14,954	170,453
Total current liabilities	208,583	276,554
Operating lease liabilities, non-current	6,406	—
Long-term debt, net	402,273	—
Warrant liability	18,158	—
Deferred tax liability	49,747	7,789
Protected.net incentive plan liability, non-current	11,517	—
Other liabilities	1,621	969
Total liabilities	698,305	285,312
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
Class A common stock - $0.0001 par value; 500,000 shares authorized, 91,490 Class A shares issued and outstanding as of September 30, 2022	9	—
Class C common stock - $0.0001 par value; 25,000 shares authorized, 21,747 Class C shares issued and outstanding as of September 30, 2022	2	—
Additional paid-in capital	821,902	—
Accumulated deficit	(411,300)	—
Members’ deficit	—	(28,829)
Accumulated other comprehensive income	(124)	428
Total stockholders’ equity/members’ deficit attributable to System1, Inc.	410,489	(28,401)
Non-controlling interest	106,964	—
Total stockholders’ equity/members’ deficit	517,453	(28,401)
Total liabilities and stockholders’ equity/members’ deficit	$1,215,758	$256,911
See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share and per unit data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
	As Restated		As Restated	As Restated
Revenue	$201,176	$171,446	$587,081	$52,712	$488,586
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	137,680	128,885	410,622	41,507	365,837
Salaries, commissions, and benefits	55,602	15,139	153,311	31,181	48,032
Selling, general, and administrative	15,419	7,936	47,254	15,665	21,163
Depreciation and amortization	32,214	3,459	86,236	1,000	10,260
Impairment of goodwill	340,109	—	340,109	—	—
Total operating costs and expenses	581,024	155,419	1,037,532	89,353	445,292
Operating income (loss)	(379,848)	16,027	(450,451)	(36,641)	43,294
Other expense:
Interest expense, net	10,011	4,184	22,111	1,049	12,708
Change in fair value of warrant liabilities	4,489	—	14,111	—	—
Total other expense	14,500	4,184	36,222	1,049	12,708
Income (loss) before income tax	(394,348)	11,843	(486,673)	(37,690)	30,586
Income tax (benefit) provision	(80,649)	475	(95,752)	(629)	703
Net income (loss)	$(313,699)	$11,368	$(390,921)	$(37,061)	$29,883
Net loss attributable to non-controlling interest	(72,002)	—	(87,418)	—	—
Net income (loss) attributable to System1, Inc.	$(241,697)	$11,368	$(303,503)	$(37,061)	$29,883

Basic and diluted net loss per share	$(2.66)	n/a	$(3.43)	n/a	n/a
Weighted average number of shares outstanding - basic and diluted	91,002	n/a	88,397	n/a	n/a
Basic and diluted net income (loss) per unit	n/a	$0.55	n/a	$(1.81)	$1.46
Weighted average units outstanding - basic and diluted	n/a	20,488	n/a	20,488	20,488
See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
	As Restated		As Restated	As Restated
Net income (loss)	$(313,699)	$11,368	$(390,921)	$(37,061)	$29,883
Other comprehensive income (loss)
Foreign currency translation income (loss)	297	101	(124)	87	566
Comprehensive income (loss)	(313,402)	11,469	(391,045)	$(36,974)	30,449
Comprehensive loss attributable to non-controlling interest	(72,001)	—	(87,356)	—	—
Comprehensive income (loss) attributable to System1, Inc.	$(241,401)	$11,469	$(303,689)	$(36,974)	$30,449

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock			Class C Common Stock		Class D Common Stock
	Shares	Amount		Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Restated
Successor:
For the period from January 27, 2022 to September 30, 2022
BALANCE—January 26, 2022	51,750	$5		—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of Merger transaction	29,017	3		22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	8		22,077	2	1,450	—	722,362	(107,797)	—	198,691	813,266
Net loss	—	—		—	—	—	—	—	(36,069)	—	(7,309)	(43,378)
Issuance of common stock in connection with Merger, net of offering costs, underwriting discounts and commissions	930	—		—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—		—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—		—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1		—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—		—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income	—	—		—	—	—	—	—	—	103	(184)	(81)
Share-based compensation	—	—		—	—	—	—	31,398	—	—	—	31,398
Distribution to members	—	—		—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9		22,077	$2	—	$—	$777,325	$(143,866)	$103	$190,951	$824,524
Net loss	—	—		—	—	—	—	—	(25,737)	—	(8,107)	(33,844)
Exercise of warrants	3,969	—		—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	21	—		—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—		—	—	—	—	—	—	(524)	(14)	(538)
Share-based compensation	—	—		—	—	—	—	6,995	—	—	—	6,995
Distribution to members	—	—		—	—	—	—	—	—	—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9		22,077	$2	—	$—	$812,309	$(169,603)	$(421)	$181,576	$823,872
Net loss	—	—		—	—	—	—	—	(241,697)	—	(72,002)	(313,699)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	573	—		—	—	—	—	(2,035)	—	—	—	(2,035)
Conversion of Class C shares to Class A shares	330	—		(330)	—	—	—	2,714	—	—	(2,714)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	(41)	—	—	—	(41)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—		—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—		—	—	—	—	—	—	297	114	411
Share-based compensation	—	—		—	—	—	—	8,955	—	—	—	8,955
Distribution to members	—	—		—	—	—	—	—	—	—	(10)	(10)
BALANCE—September 30, 2022	91,490	$9		21,747	$2	—	$—	$821,902	$(411,300)	$(124)	$106,964	$517,453

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

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
	As Restated	As Restated
Cash flows from Operating Activities:
Net income (loss)	$(390,921)	$(37,061)	$29,883
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	86,236	1,000	10,260
Share-based compensation	88,847	23,705	334
Impairment of goodwill	340,109	—	—
Amortization of debt issuance costs	3,540	—	1,696
Noncash lease expense	1,102	115	—
Change in fair value of contingent consideration and CEO equity profit interest	—	(9)	4,363
Change in fair value of warrants	14,111	—	—
Deferred tax benefits	(101,100)	(816)	(731)
Other	661	—	—
Changes in operating assets and liabilities
Accounts receivable	6,670	11,118	(14,449)
Amount due from related party	—	—	—
Prepaids and other assets	(275)	1,069	(4,798)
Accounts payable	1,981	(67,600)	12,535
Accrued expenses and other liabilities	(17,369)	57,488	65
Protected.net incentive plan liability	(10,000)	—	—
Deferred revenue	7,133	311	211
Other long-term liabilities	(31,467)	77	—
Net cash provided by (used in) operating activities	(742)	(10,603)	39,369
Cash flows from Investing Activities:
Purchases of property and equipment	(3,220)	—	—
Capitalized software development costs	(5,135)	(441)	(4,901)
Acquisition of businesses, net of cash acquired	(444,074)	—	—
Net cash used in investing activities	(452,429)	(441)	(4,901)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	449,000	—	—
Repayment of term loan	(182,488)	—	(9,886)
Member capital contributions	—	—	259
Payments for financing costs	(24,845)	—	—
Payments for earnouts	(1,715)	—	—
Taxes paid related to net settlement of restricted stock awards	(2,035)	—	—
Redemptions of Class A common stock	(510,469)	—	—
Proceeds from warrant exercises	5,027	—	—
Cash received from the Backstop	246,484	—	—
Payments on contingent consideration from purchase of companies	—	—	(6,715)
Related party loan	—	—	(1,500)
Distributions to members	(1,511)	—	(9,793)
Net cash used in financing activities	(22,552)	—	(27,635)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	213	(19)	363
Net increase (decrease) in cash, cash equivalents and restricted cash	(475,510)	(11,063)	7,196
Cash and cash equivalents and restricted cash, beginning of the period	517,553	48,639	29,013
Cash and cash equivalents and restricted cash, end of the period	$42,043	$37,576	$36,209
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$31,933	$36,833	$36,209
Restricted cash	10,110	743	—
Total cash, cash equivalents and restricted cash	$42,043	$37,576	$36,209

Supplemental cash flow information:
Cash paid for operating lease liabilities	$1,580	$175	$—
ROU assets obtained in exchange for operating lease liabilities	$2,064	$7,987	$—
Capitalized assets financed by accounts payable	$309	$—	$—

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Tenant improvements paid by lessor	$139	$—	$—
Stock-based compensation included in capitalized software development costs	$340	$—	$—
Equity issuance to settle intercompany loan	$—	$941	$—
Deferred consideration for acquisition	$7,059	$—	$—
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

Going Concern

As of June 1, 2023, the Company had not delivered audited financial statements for the fiscal year ended December 31, 2022 to Bank of America as required by the covenants of the Term Loan (refer to Note 12 – DEBT, NET). The failure to timely deliver the audited financial statements is an event of default under the Term Loan and provides Bank of America the ability to immediately call the outstanding principal balances of the Term Loan and Revolving Facility of $430,000, as of the date of this filing, at the request of, or with the consent of, the required majority of lenders until such time that the audited financial statements are delivered to Bank of America. The Company does not have sufficient liquidity to settle the outstanding principal balances should they be called, nor has the Company identified sufficient alternative sources of capital. As a result, this matter raises substantial doubt about the Company’s ability to continue as a going concern. Upon delivery of the audited financial statements by the Company, the event of default will be remediated and, once remediated, Bank of America will no longer have the ability to call the outstanding principal balances on the Term Loan and Revolving Facility.

Separate from the default under the Term Loan and Revolving Facility, in the third and fourth quarters of 2022, the Company experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. As of December 31, 2022, the Company had cash on hand of $24,606. The declining cash flows and financial performance

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
also raised substantial doubt regarding the Company's ability to continue as a going concern for a period of one year following the date that the consolidated financial statements are issued. In response to the declining cash flows, the Company implemented a plan to raise additional financing. On April 10, 2023, the Company entered into an incremental revolver note (“2023 Revolving Note”) with related parties for $20,000 (refer to Note 12—DEBT, NET for additional information regarding the 2023 Revolving Note). As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

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

Restatement of Previously Issued Financial Statements

The Company identified errors impacting the previously issued unaudited condensed consolidated financial statements for the periods indicated below. The Company analyzed the errors using Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined the errors were material to the previously issued unaudited condensed consolidated financial statements. Accordingly, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company has restated herein the unaudited condensed consolidated statements of operations, of comprehensive income (loss), of changes in members’ deficit and of cash flows for the predecessor period from January 1, 2022 to January 26, 2022, the Successor condensed consolidated balance sheet as of September 30, 2022 and the condensed consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity and of cash flows for the Successor periods from January 27, 2022 to September 30, 2022 and from July 1, 2022 to September 30, 2022 and related footnote disclosures that were impacted by the errors.

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

i.Error in the valuation of acquired developed technology from S1 Holdco in the Merger due to incorrectly recording capitalized internal-use software costs that were already included in the valuation of the RAMP developed technology which overstated capitalized Internal-use software development costs by $11,312 and Goodwill was understated by $11,312 as of the Merger date. As a result of this error, capitalized Internal-use software development costs, net, was overstated by $8,296 and understated Goodwill by $11,312 as of September 30, 2022 and Depreciation and amortization expense was overstated by $1,056 and $3,016 Successor period three months ended June 30, 2022 and for the period from January 27, 2022 to September 30, 2022, respectively;
ii.Errors in the valuation of intangible assets of S1 Holdco in the Merger due to the use of incorrect forecasts and assumptions that were not updated to reflect the facts and circumstances as of the date of the Merger, which understated intangible assets by $9,400 and overstated Goodwill by $9,400 as of the Merger date. The impact to the intangible assets as of the Merger date was as follows: trademarks were understated by $10,900 and customer relationship and developed technology intangible assets were overstated by $500 and $1,000, respectively. As a result of these errors, Intangible assets, net, was

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
understated by $8,899 and Goodwill was overstated by $9,400 as of September 30, 2022 and Depreciation and amortization expense was understated by $186 and $501 for the Successor period three months ended September 30, 2022 and for the period from January 27, 2022 to September 30, 2022, respectively;
iii.Errors in the valuation of intangible assets of Protected in the Merger due to the use of incorrect forecasts and assumptions that were not updated to reflect facts and circumstances as of the date of the Merger, which overstated intangible assets by $2,800 and understated Goodwill by $2,800 as of the Merger date. The impact to the intangible assets as of the Merger date was as follows: trademarks were overstated by $7,700 and customer relationships were understated by $4,900. As a result of these errors, Intangible assets, net, was overstated by $1,522 and Goodwill was understated by $2,800 as of September 30, 2022, and Depreciation and amortization expense was overstated by $640 and $1,278 for the Successor period three months ended September 30, 2022 and for the period from January 27, 2022 to September 30, 2022, respectively;
iv.Errors in the valuation of intangible assets from the CouponFollow acquisition due to the use of incorrect forecasts and assumptions that were not updated to reflect facts and circumstances as of the date of the acquisition, which understated intangible assets by $11,900, and overstated Goodwill by $11,900 as of the acquisition date. As a result of these errors, Intangible assets, net was understated by $11,201 and Goodwill was overstated by $11,900 as of September 30, 2022 and Depreciation and amortization expense was understated by $305 and $699 for the successor period three months ended September 30, 2022 and for the period from January 27, 2022 to September 30, 2022, respectively.

b.Not used

c.Stock retirement error – The Company identified an error in the accounting for the repurchase and retirement of common stock that was incorrectly recorded to Additional paid-in capital upon the Merger rather than directly to Accumulated deficit. This error resulted in an understatement of Additional paid-in capital and an understatement of Accumulated deficit of $31,167 as of January 27, 2022 and September 30, 2022.

d.Forward purchase liability error – The Company identified an error in the opening balance sheet as of January 27, 2022 related to the accounting and valuation of a modification to a forward purchase contract classified as a liability with Cannae (as defined in Note 3). As further described in Note 3, on June 28, 2021, and as amended on January 10, 2022, the Trebia Sponsors agreed to forfeit up to 2,600 shares of Trebia Class B common stock in exchange for Cannae providing backstop funding for the Merger. This should have resulted in Trebia recording a forward purchase agreement liability on June 28, 2021, with mark-to-market adjustments to fair value at each future reporting date. The Company estimated the value of this liability immediately preceding the Merger based on the final redemptions and Cannae’s anticipated backstop funding and the impact of reversing the gain recorded upon termination of the original forward agreement with Cannae. This error resulted in an understatement of Accumulated deficit and Additional paid-in capital by $25,336 as of September 30, 2022.

e.Tax related opening balance sheet errors - The Company identified tax related errors in the acquired assets and liabilities relating to the Merger and its other business acquisitions due to the valuation errors noted in (a) above and a failure to identify and record acquired tax assets and liabilities as follows:

i.The Company identified tax related errors in the acquired assets and liabilities relating to S1 Holdco during the Merger which, after consideration of measurement period adjustments originally recorded in the period, resulted in an understatement of Prepaid expenses and other current assets of $2,538, an understatement of Other non-current

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
assets of $27, an understatement of Accrued expenses and other current liabilities of $362, an overstatement of the Deferred tax liability of $3,374, and an overstatement of Goodwill of $5,577 as of the Merger date and September 30, 2022;
ii.The Company identified tax related errors in the acquired assets and liabilities relating to Protected during the Merger which resulted in an understatement of Prepaid expenses and other current assets of $2,063, an understatement of Accrued expenses and other current liabilities of $1,744, an overstatement of the Deferred tax liability of $110, and an overstatement of Goodwill of $429 as of the Merger date and September 30, 2022;
iii.The Company identified tax related errors in the acquired assets and liabilities relating to the CouponFollow acquisition which resulted in an overstatement of Accrued expenses and other current liabilities by $693, an understatement of Deferred tax liability by $2,802, and an understatement of Goodwill by $2,109 as of the acquisition date and September 30, 2022.

II.Equity related errors:

f.CouponFollow Incentive Plan error - The Company failed to record a post-combination bonus expense for the three months ended June 30, 2022 related to CouponFollow’s Incentive Plan which was originally corrected out-of-period in the three months ended September 30, 2022. The Company has recorded an adjustment to reflect the post-combination bonus expense in the correct period. As a result, Salaries, commissions and benefits expense was overstated by $1,001 for the Successor period three months ended September 30, 2022. The error did not have any impact for the period from January 27, 2022 to September 30, 2022.

g.Stock based compensation - The Company identified errors in its accounting for stock-based compensation arrangements as follows:

i.Errors in accounting for Class F Unit ("F units") awards relating to the modification of the awards and the attribution of compensation cost between purchase consideration and post-combination expense due to the incorrect use of graded vesting for expense recognition subsequent to the Merger rather than recognizing expense on a straight-line basis; the determination of the fair value of awards upon the Merger; a spreadsheet formula error; and the accounting for forfeitures of awards subsequent to the Merger. In the Predecessor period there was an overstatement of Additional paid-in capital and an overstatement of Stock-based compensation expense by $3,993. As a result of these errors, Goodwill was overstated by $4,115, Accrued expenses and other current liabilities was overstated by $185, Other liabilities was overstated by $92, Additional paid-in capital was understated by $7,654, and Accumulated other comprehensive income was overstated by $1 as of September 30, 2022. In addition, these errors resulted in an understatement of stock-based compensation included in Salaries, commissions and benefits of $909 and $11,491 for the Successor periods three months ended September 30, 2022 and for the period from January 27, 2022 through September 30, 2022, respectively;
ii.Errors in accounting for Value Creation Unit ("VCU") awards relating to the modification of the awards and the attribution of compensation cost between purchase consideration and post-combination expense due to the incorrect use of graded vesting for expense recognition subsequent to the Merger rather than recognizing expense on a straight-line basis; the determination of the fair value of awards upon the Merger; and the accounting for forfeitures subsequent to the Merger. As a result of these errors, Goodwill was overstated by $7,133, Accrued expenses and other current liabilities was overstated by $716, Other liabilities was overstated by $1,196, and Additional paid-in capital was overstated by $2,658, as of September 30, 2022. In addition, these errors resulted in an

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
understatement of stock-based compensation included in Salaries, commissions and benefits of $1,368 and $2,563 for the Successor periods three months ended September 30, 2022 and for the period from January 27, 2022 through September 30, 2022, respectively;
iii.Errors in the accounting for restricted stock awards issued to the SPAC sponsors, which should have been treated as an equity exchange on the Merger date rather than as compensation expense in the Successor period from January 27, 2022 to September 30, 2022. As a result, Salaries, commissions, and benefits was overstated by $0 and $12,746 in the Successor period three months ended September 30, 2022 and the period from January 27, 2022 to September 30, 2022 and Additional paid-in capital was overstated $12,746 as of September 30, 2022;
iv.Errors in the accounting and valuation for Sponsor Promote Shares which should have been recorded in the Successor period from January 27, 2022 to September 30, 2022 rather than the Trebia financial statements as of January 26, 2022. As a result, Additional paid-in capital and Accumulated deficit were overstated by $8,079 in opening shareholders' equity as of January 26, 2022. This error resulted in an understatement of Additional paid-in capital of $288 as of the September 30, 2022. Additionally, this error resulted in an understatement of stock-based compensation expense included in Salaries, commissions and benefits of $0 and $7,706 and an understatement of Selling, general and administrative expense of $0 and $661 for the Successor period three months ended September 30, 2022 and the period from January 27, 2022 to September 30, 2022, respectively.

h.Stock based compensation errors, other - The Company identified other errors relating to the improper accounting for equity awards, including an error related to the expense attribution for certain awards, with accelerated vesting. These errors resulted in an overstatement of Goodwill by $518 and an overstatement of Additional paid-in capital by $518 as of the Merger date and September 30, 2022. Additionally, these errors resulted in an overstatement of stock-based compensation expense included in Salaries, commissions and benefits of $1,473 and $0 for the successor period three months ended September 30, 2022 and the period from January 27, 2022 to September 30, 2022, respectively.

III.Other errors:

i.Non-controlling interest errors - The Company identified errors related to its calculation of net loss attributable to non-controlling interests due to the inclusion of entities that did not have non-controlling interests. In addition, the Company has corrected Net loss attributable to non-controlling interest for other errors described herein. Further, the Company did not record the impact of ownership changes as a result of the conversion of Class C shares to Class A shares which occurred during the three months ended September 30, 2022. The impact of these errors was an understatement of Accumulated other comprehensive income by $9, an overstatement Accumulated deficit $68,484, an understatement of Additional paid-in capital by $2,714 and an overstatement of Non-controlling interest by $71,207 as of September 30, 2022. Net loss attributable to non-controlling interest was understated by $66,066 and $68,562 for the Successor period for the three months ended September 30, 2022 and for the period from January 27, 2022 to September 30, 2022, respectively. As a result of these adjustments, Comprehensive loss attributable to non-controlling interest was understated by $65,877 and $68,346 for the Successor three months ended September 30, 2022 and the period from January 27, 2022 through September 30, 2022.

j.Internal-use software development costs – The Company identified errors in the capitalization of internal-use software costs subsequent to the Merger which resulted in an understatement of Internal-use software development costs, net by $1,388 as of September 30, 2022 and an overstatement of Salaries, commissions, and benefits expense by $72 and $591, and an

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
overstatement of Depreciation and amortization expense by $0 and $797 for the Successor period three months ended September 30, 2022 and the period from January 27, 2022 through September 30, 2022, respectively.

k.Accrual related errors - The Company identified various errors in accruals at period ends which impacted the Predecessor and Successor Periods. These errors had the impact of overstating Cost of revenues by $261 and understating Selling, general and administrative expense by $744 in the Predecessor period from January 1, 2022 to January 26, 2022 and understating Accrued expenses and other current liabilities by $319 and overstating Prepaid expenses and other current assets by $164 as of the Merger date. These errors also had the impact of understating Cost of revenues by $0 and $261 and overstating Selling, general and administrative expense by $836 and $744 for the Successor period three months ended September 30, 2022 and for the period from January 27, 2022 to September 30, 2022, respectively, and understating Goodwill by $483 as of September 30, 2022.

l.RoadWarrior contingent consideration errors - The Company failed to record errors in the valuation of contingent consideration for the RoadWarrior acquisition resulting from a misinterpretation of the arrangement as of March 31, 2022. The Company erroneously recorded a liability in the opening balance sheet for contingent consideration; however, the arrangement does not include contingent consideration provisions. The Company has recorded an adjustment to reflect the correction to the valuation of the contingent consideration which was originally corrected out-of-period in the three months ended September 30, 2022. As a result, Selling, general and administrative was understated by $6 and $0 for the Successor period three months ended June 30, 2022 and the period from January 27, 2022 to September 30, 2022, respectively.

m.Impact of errors on tax accounts:

i.The income tax provision was recomputed based on the restated pre-tax income (loss) for the period, resulting in an understatement of Income tax benefit of the Successor period three months ended September 30, 2022 and the period from January 27, 2022 to September 30, 2022 by $61,422 and $62,273, respectively, and an overstatement of the related Deferred tax liability of $63,273 as of September 30, 2022;
ii.As a result of the valuation errors identified in the opening balance sheet, the Company corrected the tax impacts of the Company’s contribution of the net assets of CouponFollow to System1 Opco, LLC immediately following the acquisition, resulting in an overstatement of the Deferred tax liability and an understatement of Additional paid-in capital of $3,518 as of September 30, 2022;
iii.The Company identified errors in the reconciliation of its tax accounts at September 30, 2022 which resulted in an overstatement of Prepaid expenses and other current assets by $2,538, an understatement of Accrued expenses and other current liabilities of $963, and an overstatement of Deferred tax liability by $3,502.

n.Other classification errors - The Company identified classification errors between current and non-current Restricted cash, which overstated Restricted cash, current by $170, understated Restricted cash, non-current as of September 30, 2022.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
q.Cash flow errors - In addition to the impacts of adjustments to correct the statements of cash flows from the adjustments described above, the Company also determined that various line items within the operating activities section required the correction of errors and total cash flows within operating, investing, and financing activities were misstated due to errors resulting from incorrect support utilized by the Company in preparing the statements of cash flows. The aggregate impact of these errors to the consolidated statement of cash flows for the Successor period from January 27, 2022 to March 31, 2022 was an understatement of Share-based compensation expense of $19, an understatement of increase in Prepaids and other assets of $572, an overstatement of decrease in Accrued expenses and other liabilities of $1,976, an understatement of increase in Other long-term liabilities of $3,612, an overstatement of Purchases of property and equipment of $4, an overstatement of Expenditures of internal-use software of $252, an overstatement of Acquisitions of businesses, net of cash acquired of $1,667. The Company also identified other immaterial classification errors for the Successor period from January 27, 2022 to September 30, 2022 which have been corrected herein.

r.Cash flow lease payments error - Cash lease payments of $1,306 for the Successor period from January 27, 2022 through September 30, 2022 were previously classified as noncash "Amortization of right-of-use-assets" rather than as lease liability outflows in changes in operating assets and liabilities in the statement of cash flows.

s.Earnings per share error - The Company identified an error in its computation of weighted average number of shares which impacted the earnings per share disclosure for the Successor three months ended September 30, 2022 and the period from January 27, 2022 to September 30, 2022.

t.Goodwill impairment error - The Company identified an error relating to the timing of recognition of a goodwill impairment that should have been recorded during the three months ended September 30, 2022 (see Note 6). As a result of this error, Goodwill was overstated by $340,109 as of September 30, 2022 and Impairment of goodwill was understated by $340,109 in the condensed consolidated statement of operations for the Successor period from January 27, 2022 through September 30, 2022 and the three months ended September 30, 2022.

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

•Segment disclosures – The Company also corrected the disclosure in Note 16 related to errors in the allocation of revenues and adjusted gross profit to the Owned and Operated and the Partner Network segments. For the Predecessor period from January 1, 2022 to January 26, 2022, Owned

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
and Operated segment revenue was overstated and Partner Network segment revenue was understated by $542 and Owned and Operated adjusted gross profit was overstated by $542 and Partner Network adjusted gross profit was understated by $91. For the Successor period three months ended September 30, 2022, Owned and Operated segment revenue was overstated and Partner Network segment revenue was understated by $3,280 and Owned and Operated adjusted gross profit was overstated by $3,280 and Partner Network adjusted gross profit was understated by $286. For the Successor period from January 27, 2022 to September 30, 2022, Owned and Operated segment revenue was overstated and Partner Network segment revenue was understated by $12,408 and Owned and Operated adjusted gross profit was overstated by $12,408 and Partner Network adjusted gross profit was understated by $1,308.

The following table summarizes the effect of the adjustments to correct errors on each affected financial statement line item impacting the condensed consolidated balance sheet as of September 30, 2022. The footnotes correspond to the error descriptions above:

	Successor
	September 30, 2022
	As Previously Reported	Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$31,933	$—		$31,933
Restricted cash, current	7,338	(170)	(n)	7,168
Accounts receivable	78,846	—		78,846
Prepaid expenses and other current assets	8,756	4,600	(e)
		(2,538)	(m)
	—	(1)	(o)	10,817
Total current assets	126,873	1,891		128,764
Restricted cash, non-current	2,772	170	(n)	2,942
Property and equipment, net	4,349	—		4,349
Internal-use software development costs, net	12,599	(8,296)	(a)
		1,388	(j)
		(1)	(o)	5,690
Intangible assets, net	506,018	18,578	(a)
		1	(o)	524,597
Goodwill	904,240	(7,188)	(a)
		(3,897)	(e)
		(11,248)	(g)
		(518)	(h)
		483	(k)
		29	(p)
		(340,109)	(t)	541,792
Operating lease assets	6,893	—		6,893
Other non-current assets	708	27	(e)
		(4)	(p)	731
Total assets	$1,564,452	$(348,694)		$1,215,758
LIABILITIES AND SHAREHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	12,242	(1)	(o)	12,241
Accrued expenses and other current liabilities	90,265	1,413	(e)
		(901)	(g)
		963	(m)
		(6)	(o)
		(3)	(p)	91,731

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Protected.net incentive plan liability, current	19,266	—		19,266
Deferred revenue	68,289	—		68,289
Operating lease liabilities, current	2,102	—		2,102
Debt, net	14,954	—		14,954
Total current liabilities	207,118	1,465		208,583
Operating lease liabilities, non-current	6,406	—		6,406
Long-term debt, net	402,273	—		402,273
Warrant liability	18,158	—		18,158
Deferred tax liability	120,724	(682)	(e)
		(70,293)	(m)
		(2)	(o)	49,747
Protected.net incentive plan liability, non-current	11,517	—		11,517
Other liabilities	2,909	(1,288)	(g)	1,621
Total liabilities	769,105	(70,800)		698,305
Commitments and contingencies
SHAREHOLDERS’ EQUITY / MEMBERS’ DEFICIT
Class A common stock - $0.0001 par value; 500,000 shares authorized, 91,490 Class A shares issued and outstanding as of September 30, 2022	9	—		9
Class C common stock - $0.0001 par value; 25,000 shares authorized, 21,747 Class C shares issued and outstanding as of September 30, 2022	2	—		2
Additional paid-in capital	767,169	31,167	(c)
		25,336	(d)
		(7,462)	(g)
		(518)	(h)
		2,714	(i)
		3,518	(m)
		(12)	(o)
		(10)	(p)	821,902
Accumulated deficit	(150,016)	3,094	(a)
		(31,167)	(c)
		(25,336)	(d)
		(1,596)	(g)
		68,484	(i)
		1,388	(j)
		483	(k)
		63,273	(m)
		173	(o)
		29	(p)
		(340,109)	(t)	(411,300)
Accumulated other comprehensive income	13	(1)	(g)
		9	(i)
		(155)	(o)
		10	(p)	(124)
Total shareholders’ equity/members’ deficit attributable to System1, Inc.	617,177	(206,688)		410,489
Non-controlling interest	178,170	(71,207)	(i)
		2	(o)
		(1)	(p)	106,964
Total shareholders’ equity/members’ deficit	795,347	(277,894)		517,453
Total liabilities and shareholders’ equity/members’ deficit	1,564,452	(348,694)		1,215,758

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of operations. The footnotes correspond to the error descriptions above:

	Successor				Successor				Predecessor
	Three Months Ended September 30, 2022				Period from January 27, 2022 through September 30, 2022				Period from January 1, 2022 through January 26, 2022
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenue	$201,176	$—		$201,176	$587,081	$—		$587,081	$52,712			$52,712
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	137,681	(1)	(o)	137,680	410,370	261	(k)		41,760	(261)	(k)
						(9)	(o)	410,622		8	(o)	41,507
Salaries, commissions, and benefits	55,862	(1,001)	(f)		144,876	9,014	(g)		35,175	(3,993)	(g)
		2,277	(g)			(591)	(j)			(1)	(o)	31,181
		(1,473)	(h)			12	(o)	153,311
		(72)	(j)
		9	(o)	55,602
Selling, general, and administrative	16,520	(836)	(k)		47,668	661	(g)		14,817	744	(k)
		6	(l)			(744)	(k)
		(3)	(o)			(106)	(o)			104	(o)	15,665
		(268)	(p)	15,419		(225)	(p)	47,254
Depreciation and amortization	33,420	(1,205)	(a)		90,128	(3,094)	(a)		1,000	—		1,000
		(1)	(o)	32,214		(797)	(j)
						(1)	(o)	86,236
Impairment of goodwill	—	340,109	(t)	340,109	—	340,109	(t)	340,109	—	—		—
Total operating costs and expenses	243,483	337,541		581,024	693,042	344,490		1,037,532	92,752	(3,399)		89,353
Operating income (loss)	(42,307)	(337,541)		(379,848)	(105,961)	(344,490)		(450,451)	(40,040)	3,399		(36,641)
Other expense:
Interest expense, net	10,011	—		10,011	22,111	—		22,111	1,049	—		1,049
Change in fair value of warrant liabilities	4,489	—		4,489	14,111	—		14,111	—	—		—
Total other expense	14,500	—		14,500	36,222	—		36,222	1,049	—		1,049
Income (loss) before income tax	(56,807)	(337,541)		(394,348)	(142,183)	(344,490)		(486,673)	(41,089)	3,399		(37,690)
Income tax (benefit) provision	(19,228)	(61,421)	(m)	(80,649)	(32,480)	(63,272)	(m)	(95,752)	(629)	—		(629)
Net income (loss)	(37,579)	(276,120)		(313,699)	$(109,703)	$(281,218)		$(390,921)	$(40,460)	$3,399		$(37,061)
Net loss attributable to non-controlling interest	(5,936)	(66,066)	(i)	(72,002)	(18,871)	(68,562)	(i)		—	—		—
						13	(o)
						2	(p)	(87,418)
Net income (loss) attributable to System1, Inc.	$(31,643)	$(210,054)		$(241,697)	$(90,832)	$(212,671)		$(303,503)	$(40,460)	$3,399		$(37,061)

Basic and diluted net loss per share	$(0.35)	$(2.31)		$(2.66)	$(1.02)	$(2.40)		$(3.43)	$(1.97)	$0.17		$(1.81)
Weighted average number of shares outstanding - basic and diluted	91,002			91,002	88,716	(319)	(s)	88,397	20,488			20,488

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of comprehensive income (loss). The footnotes correspond to the error descriptions above:

	Three-Month Period				Nine-Month Period
	Successor				Successor				Predecessor
	Three Months Ended September 30, 2022				Period from January 27, 2022 through September 30, 2022				Period from January 1, 2022 through January 26, 2022
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Net income (loss)	$(37,579)	$(276,120)	(a)(f)(g)(h)(j)(k)(l)(m)(o)(p)(t)	$(313,699)	$(109,703)	$(281,218)	(a)(g)(j)(k)(m)(o)(p)(t)	$(390,921)	$(40,460)	$3,399	(g)(k)(o)	$(37,061)
Other comprehensive income (loss)
Foreign currency translation income (loss)	(354)	651	(m)(p)	297	(126)	2	(m)(p)	(124)	87	—		87
Comprehensive income (loss)	$(37,933)	$(275,469)		$(313,402)	$(109,829)	$(281,216)		$(391,045)	$(40,373)	$3,399		$(36,974)
Comprehensive loss attributable to non-controlling interest	(6,124)	(65,877)	(i)	(72,001)	(19,010)	(68,346)	(i)	(87,356)	—	—		—
Comprehensive income (loss) attributable to System1, Inc.	$(31,809)	$(209,592)		$(241,401)	$(90,819)	$(212,870)		$(303,689)	$(40,373)	$3,399		$(36,974)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of changes in stockholders' equity. The footnotes correspond to the error descriptions above:

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Previously Reported
Successor:
For the period from January 27, 2022 to September 30, 2022
BALANCE—January 26, 2022	52,680	$5	—	$—	—	$—	$525,579	$(59,184)	$—	$—	$466,400
Effect of Merger	29,017	3	22,077	2	2,900	—	157,046	—	—	198,691	355,742
BALANCE—January 27, 2022	81,697	8	22,077	2	2,900	—	682,625	(59,184)	—	198,691	822,142
Net loss	—	—	—	—	—	—	—	(29,991)	—	(8,068)	(38,059)
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(6,752)	—	—	—	(6,752)
Other comprehensive income	—	—	—	—	—	—	—	—	(28)	(6)	(34)
Share-based compensation	—	—	—	—	—	—	27,167	—	—	—	27,167
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$728,540	$(89,175)	$(28)	$190,370	$829,718
Net loss	—	—	—	—	—	—	—	(29,198)	—	(4,867)	(34,065)
Exercise of warrants	3,969	—	—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	21	—	—	—	—	—	—	—	—	—	—
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	585	—	—	—	585
Other comprehensive income	—	—	—	—	—	—	—	—	207	55	262
Share-based compensation	—	—	—	—	—	—	3,888	—	—	—	3,888
Distribution to members	—	—	—	—	—	—	—	—	—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9	22,077	$2	—	$—	$761,002	$(118,373)	$179	$184,304	$827,123
Net loss	—	—	—	—	—	—	—	(31,643)	—	(5,936)	(37,579)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	573	—	—	—	—	—	(2,035)	—	—	—	(2,035)
Conversion of Class C shares to Class A shares	330	—	(330)	—	—	—	—	—	—	—	—
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	14	—	—	—	14
Other comprehensive income	—	—	—	—	—	—	—	—	(166)	(188)	(354)
Share-based compensation	—	—	—	—	—	—	8,188	—	—	—	8,188
Distribution to members	—	—	—	—	—	—	—	—	—	(10)	(10)
BALANCE—September 30, 2022	91,490	$9	21,747	$2	—	$—	$767,169	$(150,016)	$13	$178,170	$795,347

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Adjustments
Successor:
For the period from January 27, 2022 to September 30, 2022
BALANCE—January 26, 2022	(930)	$—	—	$—	—	$—	$48,424	$(48,613)	$—	$—	$(189)	(d)
Effect of Merger	—	—	—	—	(1,450)	—	(8,687)	—	—	—	(8,687)	(c) (d) (g)
BALANCE—January 27, 2022	(930)	—	—	—	(1,450)	—	39,737	(48,613)	—	—	(8,876)
Net loss	—	—	—	—	—	—	—	(6,078)	—	759	(5,319)	(g) (i)
Issuance of common stock in connection with Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661	(g)
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—	(g)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	4,156	—	—	—	4,156	(m)
Other comprehensive income	—	—	—	—	—	—	—	—	131	(178)	(47)	(p)
Share-based compensation	—	—	—	—	—	—	4,231	—	—	—	4,231	(g) (h)
BALANCE—March 31, 2022	—	$—	—	$—	—	$—	$48,785	$(54,691)	$131	$581	$(5,194)
Net loss	—	—	—	—	—	—	—	3,461	—	(3,240)	221	(g) (i)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(585)	—	—	—	(585)	(m)
Other comprehensive income	—	—	—	—	—	—	—	—	(1,622)	(69)	(1,691)	(p)
Share-based compensation	—	—	—	—	—	—	3,107	—	—	—	3,107	(g) (h)
BALANCE—June 30, 2022	—	$—	—	$—	—	$—	$51,307	$(51,230)	$(1,491)	$(2,728)	$(4,142)
Net loss	—	—	—	—	—	—	—	(210,054)	—	(66,066)	(276,120)	(g) (i)
Conversion of Class C shares to Class A shares	—	—	—	—	—	—	2,714	—	—	(2,714)	—	(i)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	(41)	—	—	—	(41)	(m)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(14)	—	—	—	(14)	(m)
Other comprehensive income	—	—	—	—	—	—	—	—	1,354	302	1,656	(p)
Share-based compensation	—	—	—	—	—	—	767	—	—	—	767	(g) (h)
BALANCE—September 30, 2022	—	$—	—	$—	—	$—	$54,733	$(261,284)	$(137)	$(71,206)	$(277,894)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Class A Common Stock			Class C Common Stock		Class D Common Stock
	Shares	Amount		Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Restated
Successor:
For the period from January 27, 2022 to September 30, 2022
BALANCE—January 26, 2022	51,750	$5		—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of Merger	29,017	3		22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	8		22,077	2	1,450	—	722,362	(107,797)	—	198,691	813,266
Net loss	—	—		—	—	—	—	—	(36,069)	—	(7,309)	(43,378)
Issuance of common stock in connection with Merger, net of offering costs, underwriting discounts and commissions	930	—		—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—		—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—		—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1		—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—		—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income	—	—		—	—	—	—	—	—	103	(184)	(81)
Share-based compensation	—	—		—	—	—	—	31,398	—	—	—	31,398
Distribution to members	—	—		—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9		22,077	$2	—	$—	$777,325	$(143,866)	$103	$190,951	$824,524
Net loss	—	—		—	—	—	—	—	(25,737)	—	(8,107)	(33,844)
Exercise of warrants	3,969	—		—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	21	—		—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—		—	—	—	—	—	—	(524)	(14)	(538)
Share-based compensation	—	—		—	—	—	—	6,995	—	—	—	6,995
Distribution to members	—	—		—	—	—	—	—	—	—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9		22,077	$2	—	$—	$812,309	$(169,603)	$(421)	$181,576	$823,872
Net loss	—	—		—	—	—	—	—	(241,697)	—	(72,002)	(313,699)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	573	—		—	—	—	—	(2,035)	—	—	—	(2,035)
Conversion of Class C shares to Class A shares	330	—		(330)	—	—	—	2,714	—	—	(2,714)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	(41)	—	—	—	(41)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	297	114	411
Share-based compensation	—	—	—	—	—	—	8,955	—	—	—	8,955
Distribution to members	—	—	—	—	—	—	—	—	—	(10)	(10)
BALANCE—September 30, 2022	91,490	$9	21,747	$2	—	$—	$821,902	$(411,300)	$(124)	$106,964	$517,453

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statement of changes in members' deficit. The footnotes correspond to the error descriptions above:

	Members’ Deficit				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Members’ Deficit
Predecessor:
For the period January 1, 2022 to January 26, 2022	As Previously Reported	Adjustments		As Restated			As Restated
BALANCE—January 1, 2022	$(28,829)	$—		$(28,829)	$428	$—	$(28,401)
Net loss	(40,460)	3,399	(g)(k)(o)	(37,061)	—	—	(37,061)
Accumulated other comprehensive income	—	—		—	87	—	87
Share-based compensation expense	27,698	(3,993)	(g)	23,705	—	—	23,705
Foreign currency translation adjustments	—	—		—	—	—	—
BALANCE—January 26, 2022	$(41,591)	$(594)		$(42,185)	$515	$—	$(41,670)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The following tables summarize the effect of the adjustments to correct errors on each affected financial statement line item for the periods indicated, impacting the condensed consolidated statements of cash flows. The footnotes correspond to the error descriptions above:

	Successor				Predecessor
	Period from January 27, 2022 through September 30, 2022				Period from January 1, 2022 through January 26, 2022
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Cash flows from Operating Activities:
Net income (loss)	$(109,703)	$(281,218)	(a)(g)(j)(k)(m)(o)(p)(t)	$(390,921)	$(40,460)	$3,399	(g)(k)(o)	$(37,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90,128	(3,892)	(a)(j)(o)	86,236	1,000	—		1,000
Share-based compensation	79,802	9,045	(g)(o)(q)	88,847	27,698	(3,993)	(g)	23,705
Impairment of goodwill	—	340,109	(t)	340,109	—	—		—
Amortization of debt issuance costs	3,540	—		3,540	—	—		—
Noncash lease expense	(203)	1,305	(q)(r)	1,102	115	—		115
Change in fair value of contingent consideration and CEO equity profit interest	—	—		—	(9)	—		(9)
Change in fair value of warrants	14,111	—		14,111	—	—		—
Deferred tax benefits	(37,827)	(63,273)	(m)	(101,100)	(816)	—		(816)
Other	—	661	(g)	661	—	—		—
Changes in operating assets and liabilities
Accounts receivable	6,670	—		6,670	11,118	—		11,118
Prepaids and other assets	455	(730)	(k)(o)(p)(q)	(275)	905	164	(k)	1,069
Accounts payable	1,981	—		1,981	(67,600)	—		(67,600)
Accrued expenses and other liabilities	(19,017)	1,648	(k)(o)(p)(q)	(17,369)	57,170	318	(k)(o)	57,488
Protected.net incentive plan liability	(10,000)	—		(10,000)	—	—		—
Deferred revenue	7,133	—		7,133	311	—		311
Other long-term liabilities	(26,549)	(4,918)	(q)(r)	(31,467)	78	(1)	(o)	77
Net cash provided by (used in) operating activities	521	(1,263)		(742)	(10,490)	(113)		(10,603)
Cash flows from Investing Activities:
Purchases of property and equipment	(3,224)	4	(q)	(3,220)	—	—		—
Capitalized software development costs	(4,796)	(339)	(j)(q)	(5,135)	(441)	—		(441)
Acquisition of businesses, net of cash acquired	(445,405)	1,331	(o)(p)(q)	(444,074)	—	—		—
Net cash used in investing activities	(453,425)	996		(452,429)	(441)	—		(441)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	449,000	—		449,000	—	—		—
Repayment of term loan	(182,488)	—		(182,488)	—	—		—
Member capital contributions	—	—		—	—	—		—
Payments for financing costs	(24,845)	—		(24,845)	—	—		—
Payments for earnouts	(1,715)	—		(1,715)	—	—		—
Taxes paid related to net settlement of restricted stock awards	(2,035)	—		(2,035)	—	—		—
Redemptions of Class A common stock	(510,469)	—		(510,469)	—	—		—
Proceeds from warrant exercises	5,027	—		5,027	—	—		—
Cash received from the Backstop	246,484	—		246,484	—	—		—
Payments on contingent consideration from purchase of companies	—	—		—	—	—		—

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Related party loan	—	—		—	—	—		—
Distributions to members	(1,511)	—		(1,511)	—	—		—
Net cash used in financing activities	(22,552)	—		(22,552)	—	—		—
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(54)	267	(p)	213	(132)	113	(p)	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	(475,510)	—		(475,510)	(11,063)	—		(11,063)
Cash and cash equivalents and restricted cash, beginning of the period	517,553	—		517,553	48,639	—		48,639
Cash and cash equivalents and restricted cash, end of the period	$42,043	$—		$42,043	$37,576	$—		$37,576
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$31,933	$—		$31,933	$36,833	$—		$36,833
Restricted cash	10,110	—		10,110	743	—		743
Total cash, cash equivalents and restricted cash	$42,043	$—		$42,043	$37,576	$—		$37,576

Supplemental cash flow information:
Cash paid for operating lease liabilities	$1,580	$—		$1,580	$175	$—		$175
Operating lease assets obtained in exchange for operating lease liabilities	$2,064	$—		$2,064	$7,987	$—		$7,987
Capitalized assets financed by accounts payable	$309	$—		$309	$—	$—		$—
Tenant improvements paid by lessor	$139	$—		$139	$—	$—		$—
Stock-based compensation included in capitalized software development costs	$340	$—		$340	$—	$—		$—
Equity issuance to settle intercompany loan	$—	$—		$—	$—	$941		$941
Deferred contingent consideration for acquisitions	$—	$7,059		$7,059	$—	$—		$—

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of System1, Inc. and its subsidiaries for the Successor period, and S1 Holdco for the Predecessor periods. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements. The condensed consolidated financial statements have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements of S1 Holdco and related notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 19, 2022 (the “Prospectus”), but does not include all disclosures required by U.S. GAAP. The condensed consolidated statements of operations for the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the three months ended September 30, 2022 and for the period from January 27, 2022 through September 30, 2022 (Successor periods) are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter.

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

Risk and Concentrations

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used; significant adverse changes in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of its long-lived assets by determining whether the carrying amount of the asset group can be recovered through projected undiscounted cash flows over their remaining useful lives. If the carrying amount of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment has occurred. The Company performed an undiscounted cash flow analysis of long-lived assets in conjunction with the testing performed to determine any impairment of goodwill. For the periods presented in this quarterly report, the Company has not recorded any impairments of long-lived assets.

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

Goodwill

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and identifiable intangibles in a business combination. The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which requires the Company to test goodwill at the reporting unit level for impairment at least annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company’s annual impairment assessment date is December 31.

The Company has the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value exceeds carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess, not to exceed the amount of goodwill.

The determination of fair value requires the Company to make various estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from a market participant perspective, and discount rates. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

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

Operating lease assets and operating lease liabilities are initially recorded based on the present value of lease payments over the lease term, which may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company’s leases is not readily determinable, the incremental borrowing rate based on the information available on the commencement date of the lease is used to determine the present value of lease payments, which include taxes, insurance, utilities and maintenance costs.

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

Post-Combination Awards

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

During the quarter ended September 30, 2022, certain shareholders converted 330 Class C shares into Class A shares. As a result, the Company reduced the non-controlling interest balance in equity by $2,714 and increased the additional paid-in capital balance by the same amount.

The following table summarizes the ownership interest in S1 Holdco as of September 30, 2022 (Successor).

	September 30, 2022		June 30, 2022
	Units	Ownership %	Units	Ownership %
Class A units of S1 Holdco	91,490	81%	90,587	80%
Class B units of S1 Holdco	21,747	19%	22,077	20%
Total S1 Holdco units outstanding	113,237	100%	112,664	100%

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
3.MERGER

On June 28, 2021, the Company entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (the “Business Combination Agreement”) by and among S1 Holdco, Trebia, and Protected (collectively, the “Companies”). On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company is organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. The combined Companies’ business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares and public warrants ceased trading on the NYSE, and System1 Inc.'s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

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

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”), an investor in a sponsor of Trebia, entered into a backstop agreement (the “Backstop Agreement”) on June 28, 2021, as amended on January 10, 2022, whereby Cannae agreed, to subscribe for up to 25,000 shares of Trebia Class A common stock in order to fund up to $250,000 of redemptions by shareholders of Trebia. See discussion below regarding the Amended and Restated Sponsor Agreement, which was amended in conjunction with the Backstop Agreement. As a result of shareholder redemptions, Cannae provided $246,484 of the cash used to fund the Closing Cash Consideration pursuant to its obligations under the Backstop Agreement and in exchange received 24,648 shares of Class A common stock ("Backstop shares").

Additionally, pursuant to the Backstop Agreement, the Selling Shareholders (i.e., certain shareholders of S1 Holdco and Protected prior to the Merger) agreed that, in the event Trebia shareholders requested redemption of Trebia outstanding equity immediately prior to the Merger in excess of a certain dollar value threshold, certain equity holders of S1 Holdco and Protected would reduce their cash consideration and proportionally increase their equity consideration for the Merger, which is referred to as the “Seller Backstop Election”. In the event that the Seller Backstop Election was made, the Sponsors would forfeit their shares to allow the Company to then issue share to the Selling Shareholders. The Seller Backstop Election was triggered and, as a result, the Sponsors forfeited 930 shares of Trebia Class B ordinary shares which were converted at time of Merger, at a one-to-one ratio, into shares of Class

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
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

In accordance with the Amended and Restated Sponsor Agreement entered into concurrently with the Business Combination Agreement, the Company issued 1,450 Class D shares to Trebia sponsors that were exchanged for 1,450 Trebia Class B shares ("Sponsor RSAs"). The difference in the fair value of the two was treated as a capital contribution. The founders of S1 Holdco and Protected were also issued 1,450 Class D shares ("Seller RSUs"). Further, in connection with the Merger, the Company also effected an incentive plan for Protected business. Refer to Note 18—SHARE-BASED COMPENSATION for additional information on the Seller RSUs and the Protected Incentive Plan.

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

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2022	September 30, 2021
Pro forma revenue	$218,159	$657,013	$630,822
Pro forma net (loss)	$(45,834)	$(310,944)	$(185,732)

4.ACQUISITIONS

Answers Holdings, Inc.

On May 4, 2022, the Company acquired the assets of Answers Holdings, Inc. and its subsidiaries, collectively ("Answers") for total cash consideration of $4,632. The acquisition of Answers constitutes a business combination under ASC 805.

The acquisition expands the Company's portfolio of Owned & Operated publishing sites and search destinations to include a destination for higher education and lifelong learning content. The results of Answers' operations since the date of the acquisition have been included in the Company's condensed consolidated financial statements. The amounts of revenue and loss before income tax for the period from May 4, 2022 to September 30, 2022 (Successor) were $607 and $456, respectively, and the amounts of revenue and loss before income taxes for the three months ended September 30, 2022 (Successor) were $534 and $403, respectively. The operating results of Answers are reported within the Owned and Operated Advertising segment prospectively from the date of acquisition.

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

In conjunction with the acquisition, the Company also committed to pay post-combination compensation of $8,500, which is payable in cash and subject to continued services from certain individuals of CouponFollow. Separately, in conjunction with the acquisition, the Company entered into the CouponFollow Incentive Plan, providing up to $10,000 of postcombination compensation which is payable in stock or cash at the option of the Company, and subject to continued service from certain individuals, and up to $25,000 which is payable in stock or cash at the option of the Company contingent upon achieving certain financial thresholds and the continued employment of certain key individuals of CouponFollow. Refer to Note 18—SHARE-BASED COMPENSATION for additional information.

The acquisition leverages CouponFollow’s reputation, software and large organic traffic to vertically integrate with the Company’s RAMP platform and generate paid traffic for shopping-related products. The results of CouponFollow’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements from March 4, 2022. The amounts of revenue and loss before income taxes for the period from March 4, 2022 to September 30, 2022 (Successor) were $12,658 and $1,882, respectively, and the amounts of revenue and loss before income taxes for the three months ended September 30, 2022 (Successor) were

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
$5,342 and $22, respectively. The operating results of CouponFollow are reported within the Owned and Operated Advertising segment prospectively from the date of acquisition.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The acquisition expands the Company’s Mapquest.com website technology, and provides additional functionality for customers centered around route planning for delivery drivers and teams. The results of RoadWarrior’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements. The amounts of revenue and loss before income taxes for the period from February 9, 2022 to September 30, 2022 (Successor) were $3,395 and $2,192, respectively, and the amounts of revenue and loss before income taxes for the three months ended September 30, 2022 were $1,158 and $500, respectively. The operating results of RoadWarrior are reported within the Owned and Operated Advertising segment prospectively from the date of acquisition.

The total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date.

The purchase consideration was allocated to the following assets and liabilities:

Amount
Working capital	$155
Intangible assets	4,500
Goodwill	14,981
Net assets acquired	$19,636

Total consideration:
Cash	$19,636

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is deductible for tax purposes over 15 years. The Company incurred $308 in transaction costs related to the acquisition.

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

5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Computer equipment	$793	$415
Motor vehicles	234	—
Furniture and equipment	1,112	475
Leasehold improvements	2,715	976
Property and equipment—gross	4,854	1,866
Less accumulated depreciation	(505)	(1,036)
Property and equipment—net	$4,349	$830

Total depreciation expense on property and equipment was as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Depreciation expense	$251	$73	$520	$16	$243

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
6.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET
Goodwill
The changes in goodwill by reportable segments were as follows:

	Owned and Operated Advertising	Partner Network	Subscription	Total
Goodwill at January 27, 2022	$—	$—	$—	$—
Additions	351,849	93,400	433,184	878,433
Currency translation adjustments	(37)	—	—	(37)
Goodwill at March 31, 2022	351,812	93,400	433,184	878,396
Additions	3,500	—	—	3,500
Currency translation adjustments	(526)	—	—	(526)
Goodwill at June 30, 2022	354,786	93,400	433,184	881,370
Currency translation adjustments	531	—	—	531
Impairment	(329,117)	(10,992)	—	(340,109)
Goodwill at September 30, 2022	$26,200	$82,408	$433,184	$541,792

Additions to goodwill were from the acquisitions of S1 Holdco, Protected.net, CouponFollow, RoadWarrior and Answers in 2022. See discussion below regarding impairment of goodwill.

Goodwill as of December 31, 2021 (Predecessor), resulted from the acquisitions of Concourse Media, Mapquest, and Waterfox in 2019 and the prior acquisitions of InfoSpace/How-Stuff-Works in 2016 and Qool Media, Inc. in 2017. There was no goodwill activity for the period January 1, 2021 through January 26, 2022 (Predecessor). Goodwill by reportable segments as of December 31, 2021 was as follows:

	Owned and Operated Advertising	Partner Network	Total
Goodwill at December 31, 2021 (Predecessor)	$24,403	$20,417	$44,820

Goodwill Impairment

The Company assesses goodwill for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. Within the Company’s three reportable segments defined in Note 16 — SEGMENT REPORTING, the Company has identified four reporting units, as follows:

i.Publishing and Lead Generation - within Owned and Operated Advertising reportable segment
ii.Search and Applications - within Owned and Operated Advertising reportable segment
iii.Partner Network – reportable segment and reporting unit
iv.Subscription – reportable segment and reporting unit

The Company has experienced adverse macroeconomic impacts as a result of changes in market conditions and increases in interest rates, which contributed to reduced forecasted revenues and reduced expectations for future cash flows. In response to these ongoing macroeconomic conditions and a broad weakening of consumer demand in the third quarter, the Company reduced its earnings forecasts for the Owned and Operated Advertising & Partner Network reportable segments. Given these adverse impacts, the Company performed a quantitative goodwill impairment analysis for all its reporting units as of September 30, 2022.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The fair values of the Company’s reporting units were computed by weighting a discounted cash flow model and a reference transaction model which included inputs developed using both internal and market-based data. The Company's key assumptions in the discounted cash flow model included, but were not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflected the increases in market interest rates. The Company's reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in this model included but were not limited to, the selection of comparable transactions, revenue and EBITDA multiples and EBITDA margins from those transactions.

Based on the Company’s quantitative impairment analysis:

•the fair value of the Subscription reporting unit exceeded its carrying amount by 18%. As of September 30, 2022, goodwill attributable to this reporting unit was $433,184.
•the fair value of the Search and Applications reporting unit exceeded its carrying amount by approximately 2%. As of September 30, 2022, goodwill attributable to this reporting unit was $26,200.
•the fair value of the Publishing and Lead Generation reporting unit was substantially less than its carrying amount. As a result, the Company impaired all the goodwill attributable to this reporting unit of $329,133.
•the fair value of the Partner Network reporting unit was less than its carrying amount, resulting in a $10,976 impairment of goodwill attributable to this reporting unit. As of September 30, 2022, remaining goodwill attributable to this reporting unit was $82,408.

The risk of impairment of goodwill attributable to the Search and Applications reporting unit and an additional impairment of goodwill attributable to the Partner Network reporting unit is sensitive to changes in the estimates and assumptions used in the respective reporting unit fair value determinations. Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions, a decline in equity valuations, or additional increases in interest rates, among other factors, could have a material adverse effect on the fair value of the reporting units and could result in a future impairment charge.

During the quarter ended December 31, 2022, the Company realigned its reporting structure due to changes in management such that the Search and Applications reporting unit became part of the Publishing and Lead Generation reporting unit and the new reporting unit was renamed Owned and Operated Advertising. Based on its annual impairment assessment as of December 31, 2022, the Company determined that the remaining goodwill attributable to Owned and Operated Advertising of $26,200 was fully impaired.

Internal-use software development costs and intangible assets

Internal-use software development costs and intangible assets consisted of the following:

	September 30, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$6,149	$(459)	$5,690
Intangibles:
Developed technology	$196,128	$(33,074)	$163,054
Trademarks and trade names	287,852	(18,998)	268,854
Software	5,100	(747)	4,353
Customer relationships	121,000	(32,664)	88,336
Total intangible costs	$610,080	$(85,483)	$524,597

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

The internal-use software development costs include capitalized costs not ready for its internal use of $4,593 and $2,540 as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Amortization expense for internal-use software development	$90	$1,300	$233	$355	$3,545
Amortization expense for intangible assets	$31,873	$2,086	$85,483	$629	$6,472

No impairment of internal-use software development cost or intangible assets was identified for any of the periods presented.

The weighted average amortization period for all intangible assets is 7 years.

As of September 30, 2022 (Successor), the expected amortization expense associated with the Company’s intangible assets and internal-use software development costs was as follows:

Amortization Expense
Remainder of 2022	$32,019
2023	110,815
2024	101,808
2025	94,893
2026	43,813
Thereafter	146,939
Total amortization expense	$530,287

7.LEASES

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Payable to employees	$13,142	$10,091
Accrued marketing expenses	42,315	144
Accrued professional fees	1,728	6,242
VAT tax liability	4,718	—
Accrued tax liability	3,551	361
Holdback liability	6,819	—
Accrued revenue share (1)	10,973	—
Contingent consideration	—	1,682
Former CEO profit interest	—	11,132
Other liabilities	8,485	1,632
Accrued expenses and other current liabilities	$91,731	$31,284

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

The following table presents the Company’s Income tax (benefit) provision and the effective income tax rate:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Income tax (benefit) provision	$(80,649)	$475	$(95,752)	$(629)	$703
Effective tax rate	20%	4%	20%	2%	2%

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

On January 27, 2022, the Company entered into a Tax Receivable Agreement with certain of the then-existing members of S1 Holdco that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of (i) increases in the Company's share of the tax basis in the net assets of S1 Holdco resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the “TRA Payments”). The Company expects to benefit from the remaining 15% of any tax benefits that may actually be realized.

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

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a springing covenant, which goes into effect if the utilization on the Revolving Facility exceeds 35% of the $50,000 Revolving Facility at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility had certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that the Company delivers its consolidated financial report to its lender within 120 days of its fiscal year end, being December 31. Should the Company fail to distribute the financial report to its lender within 120 days, it is allowed an additional 30 days to cure. Through December 31, 2025, $5,000 of the amortization payment will be made quarterly. From March 31, 2026 (scheduled payment date) and thereafter, $7,500 of the amortization payment will be made quarterly.

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

2023 Revolving Note

On April 10, 2023, Orchid Merger Sub II, LLC (“Orchid Sub”), a wholly-owned subsidiary of the Company, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and non-interested members of the Company’s Board of Directors. Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”).

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the SOFR as administered by the Federal Reserve Bank of New York plus 3.15%. Orchid Sub may borrow amounts under the 2023 Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). The Company may borrow up to its commitment amount, and may reuse the loan again after the balance has been paid down. The final maturity date under the 2023 Revolving Note is July 10, 2024. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded Commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a closing fee equal to 12.0% of each Lender’s Commitment under the 2023 Revolving Note, payable within 180 days of April 10, 2023. In addition, Orchid Sub agreed to reimburse the Lenders for their reasonable and documented costs expenses incurred in connection with the negotiation, documentation and execution of the 2023 Revolving Note. As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Basic and diluted net loss per share	$(2.66)	n/a	$(3.43)	n/a	n/a
Numerator:
Net loss attributable to System1, Inc.	(241,697)	n/a	$(303,503)	n/a	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic net loss per share	91,002	n/a	88,397	n/a	n/a
Basic and diluted net income (loss) per unit	n/a	$0.55	n/a	$(1.81)	$1.46
Numerator:
Net income (loss)	n/a	$11,368	n/a	$(37,061)	$29,883
Denominator:
Weighted-average membership units outstanding - basic and diluted (units in thousands)	n/a	20,488	n/a	20,488	20,488

Shares of Class C common stock outstanding for the period January 27, 2022 through September 30, 2022 (Successor) are considered potentially dilutive of the shares of Class A common stock under the application of the if-converted method, and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the three months ended September 30, 2022 (Successor) and the period from January 27, 2022 through September 30, 2022 (Successor), 21,927 and 21,957 shares of Class C common stock respectively, were included in the computation of net loss per share as the impact was dilutive. Loss per share excludes 16,813 Public Warrants as their effect was anti-dilutive.

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

The Publishing and Lead Generation and Search & Applications operating segments are aggregated into one reportable segment, referred to as Owned and Operated Advertising, based on their similar economic characteristics, technology platform utilized, types of services provided, Advertising Partners, and cost structures. The Company has three reportable segments: Owned and Operated Advertising, Partner Network and Subscription.

The following summarizes revenue by reportable segments:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Owned and Operated Advertising	$143,600	$162,606	$428,436	$49,249	$462,848
Partner Network	13,295	8,840	43,722	3,463	25,738
Subscription	44,281	—	114,923	—	—
Total revenue	$201,176	$171,446	$587,081	$52,712	$488,586

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The following summarizes adjusted gross profit by reportable segments:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
Owned and Operated Advertising	$37,261	$36,202	$103,478	$8,768	$105,902
Partner Network	10,301	8,840	32,622	3,012	25,738
Subscription	22,318	—	57,855	—	—
Adjusted gross profit	$69,880	$45,042	$193,955	$11,780	$131,640
Other cost of revenues	6,384	2,481	17,496	575	8,891
Salaries, commissions and benefits	55,602	15,139	153,311	31,181	48,032
Selling, general and administrative	15,419	7,936	47,254	15,665	21,163
Depreciation and amortization	32,214	3,459	86,236	1,000	10,260
Impairment of goodwill	340,109	—	340,109	—	—
Interest expense	10,011	4,184	22,111	1,049	12,708
Change in fair value of warrant liabilities	4,489	—	14,111	—	—
Net income (loss) before income tax	$(394,348)	$11,843	$(486,673)	$(37,690)	$30,586

The following table summarizes revenue by geographic region:

	Three-Month Period		Nine-Month Period
	Successor	Predecessor	Successor	Predecessor
Geographic Region	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
United States	$156,726	$167,105	$459,206	$51,701	$474,735
United Kingdom	44,281	107	114,924	—	276
Other countries	169	4,234	12,951	1,011	13,575
Total	$201,176	$171,446	$587,081	$52,712	$488,586

The following table summarizes property and equipment, net and operating lease right-of-use assets by reportable segments:

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Owned and Operated Advertising	$10,312	$830
Subscription	930	—
Total	$11,242	$830

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

18.SHARE-BASED COMPENSATION

As described in Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, the Replacement Awards continue to vest over the original vesting schedule of the original underlying awards. The Company recognized a total stock-based compensation expense of $23,705 upon the consummation of the Merger during the period January 1, 2022 through January 26, 2022 (Predecessor). Subsequent to the Merger, the remaining amount of $30,724 will be amortized over the weighted average period of 2.3 years. The Company recognized stock-based compensation expense of $18,566 under these awards during the period January 27, 2022 through September 30, 2022 (Successor). The unrecognized stock-based compensation expense associated with these unvested Replacement Awards was $17,116 as of September 30, 2022.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
In addition to the Replacement Awards, the Company issued 1,450 Class D shares that were exchanged for 1,450 Trebia's legacy shares, in a like for like transaction ("Sponsor RSAs"). The founders of S1 Holdco and Protected were also issued with 1,450 Class D shares ("Seller RSUs"). The Sponsor RSAs and Seller RSUs vested if the Company’s common stock traded at a VWAP equal or exceeding $12.50 per share for any 20 trading days within a 30 trading day period. When the VWAP of the Company’s common stock price exceeded the threshold in March 2022 the Sponsor RSAs and Seller RSUs vested, and the Company recorded their conversion from Class D common stock to Class A common stock on its Condensed Consolidated Statements of Changes in Stockholders' Equity. The Company also recorded $12,745 in stock-based compensation expense associated with the vesting of the Seller RSUs during the period January 27, 2022 through March 31, 2022 (Successor). Since these Sponsor RSAs and Seller RSUs had a market condition to vest, the Company estimated the fair values of these market-based RSAs and RSUs using a Monte Carlo simulation.

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

The Company recorded the following total share-based compensation expense for the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	s	Nine Months Ended September 30, 2021
Share-based compensation expense	$31,377	$68	$88,847	$23,705		$334

On April 27, 2022, the Company filed a registration statement on Form S-8 covering the shares and awards issued and granted under the System1, Inc. 2022 Incentive Award Plan ("Award Plan”). On May 10, 2022, the Company’s Board of Directors authorized the issuance of 1,900 replacement RSUs in connection with S1 Holdco unvested value creation units outstanding at the time of the Merger, pursuant to the terms of the Business Combination Agreement and an additional 4,900 RSUs from the authorized Award Plan pool of shares.

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

As of September 30, 2022, the Company has determined that it was not probable that the CouponFollow business would achieve any of the Targets during the Performance Periods, and accordingly, it did not record a liability for any of the Tier Amounts set forth in the CouponFollow Incentive Plan. During the three and nine months ended September 30, 2022, the Company recognized $1,012 and $2,321, respectively, for the Fixed Amount, within Salaries, commissions, and benefits on the condensed consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1 Inc. and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of September 30, 2022 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through September 30, 2022 (Successor) and for the year ended December 31, 2021 (Predecessor). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors,” Dollars, number of shares and number of units are presented in thousands, except percentages, per share and per unit information, unless otherwise noted.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A.

As described in the EXPLANATORY NOTE and in Note 1 of “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, we have restated our unaudited quarterly financial statements as of September 30, 2022, and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor periods for the three months ended September 30, 2022 and for the period from January 27, 2022 to September 30, 2022. This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been amended to reflect the restatement of the previously reported financial information for these periods, including but not limited to, information within the Results of Operations section.

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

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger was a combination of cash, Class A common stock, Class C common, stock and Replacement Awards.

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

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”), an investor in a sponsor of Trebia, entered into a backstop agreement (the “Backstop Agreement”) on June 28, 2021, as amended on January 10, 2022, whereby Cannae agreed, subject to the other terms and conditions, to subscribe for up to 25,000 shares of Trebia Class A common stock in order to fund a certain amount of redemptions by shareholders of Trebia redeemed at the Closing Date. See discussion below regarding the Amended and Restated Sponsor Agreement, which gave rise to the Backstop Agreement. As a result of shareholder redemptions, Cannae provided $246,484 of the cash used to fund the Closing Cash Consideration pursuant to its obligations under the Backstop Agreement and in exchange received 24,648 shares of Class A common stock ("Backstop shares").

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

In accordance with the Amended and Restated Sponsor Agreement, the Company issued 1,450 Class D shares to Trebia sponsors that were exchanged for 1,450 Trebia Class B shares ("Sponsor RSAs"). The difference in the fair value between the two was treated as a capital contribution. The founders of S1 Holdco and Protected were also issued 1,450 Class D shares ("Seller RSUs"). Further, in connection with the Merger, the Company also effected an incentive plan for Protected business. Refer to Note 18—SHARE-BASED COMPENSATION for additional information on the Seller RSU's and the Protected Incentive Plan.

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

In accordance with a Sponsor Agreement entered into concurrently with the Business Combination Agreement, we issued 1,450 Class D shares to Trebia sponsors that were exchanged for 1,450 Trebia's legacy shares, in a like for like transaction ("Sponsor RSAs"). The founders of S1 Holdco and Protected were also issued 1,450 Class D shares ("Seller RSUs"). Further, in connection with the Merger, we also effected an incentive plan for Protected business. Refer to Note 18—SHARE-BASED COMPENSATION for additional information on the Seller RSU's and the Protected Incentive Plan.

Refer to Note 3—MERGER for additional information.

Components of Our Results of Operations
We have three reportable segments:
•Owned and Operated Advertising ("O&O");
•Partner Network; and
•Subscription.

Refer to Note 16 — SEGMENT REPORTING

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

Impairment of Goodwill. We test for goodwill annually or if an event occurs or circumstance change that would more likely than not reduce the fair value of a reporting below its carrying amount. We record impairment of goodwill when the carrying amount of a reporting unit exceeds its fair value. Refer to the discussion below and Note 6 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, AND INTANGIBLE ASSETS — Impairment for additional information.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
	As Restated		As Restated	As Restated
(in thousands)
Revenue	$201,176	$171,446	$587,081	$52,712	$488,586
Operating expenses:
Cost of revenues	137,680	128,885	410,622	41,507	365,837
Salaries, commissions, and benefits	55,602	15,139	153,311	31,181	48,032
Selling, general, and administrative	15,419	7,936	47,254	15,665	21,163
Depreciation and amortization	32,214	3,459	86,236	1,000	10,260
Impairment of goodwill	340,109	—	340,109	—	—
Total operating expenses	581,024	155,419	1,037,532	89,353	445,292
Operating income (loss)	(379,848)	16,027	(450,451)	(36,641)	43,294
Other expense:
Interest expense	10,011	4,184	22,111	1,049	12,708
Change in fair value of warrant liabilities	4,489	—	14,111	—	—
Total other expense	14,500	4,184	36,222	1,049	12,708
Income (loss) before income tax	(394,348)	11,843	(486,673)	(37,690)	30,586
Income tax (benefit) provision	(80,649)	475	(95,752)	(629)	703
Net income (loss)	$(313,699)	$11,368	$(390,921)	$(37,061)	$29,883
Net loss attributable to non-controlling interest	(72,002)	—	(87,418)	—	—
Net income (loss) attributable to System1, Inc.	$(241,697)	$11,368	$(303,503)	$(37,061)	$29,883

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
	As Restated		As Restated	As Restated
Revenue	100%	100%	100%	100%	100%
Operating costs expenses:
Cost of revenues	68%	75%	70%	79%	75%
Salaries, commissions, and benefits	28%	9%	26%	59%	10%
Selling, general, and administrative	8%	5%	8%	30%	4%
Depreciation and amortization	16%	2%	15%	2%	2%
Impairment of goodwill	169%	—%	58%	—%	—%
Total operating costs and expenses	289%	91%	177%	170%	91%
Operating income (loss)	(189)%	9%	(77)%	(70)%	9%
Interest expense, net	5%	2%	4%	2%	3%
Change in fair value of warrant liabilities	2%	—%	2%	—%	—%
Income (loss) before income tax	(196)%	7%	(83)%	(72)%	6%
Income tax (benefit) provision	(40)%	—%	(16)%	(1)%	—%
Net income (loss)	(156)%	7%	(67)%	(70)%	6%
Net loss attributable to non-controlling interest	(36)%	—%	(15)%	—%	—%
Net income (loss) attributable to System1, Inc.	(120)%	7%	(52)%	(70)%	6%
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

Revenue

The following tables set forth our revenue by reportable segment.

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Revenue:
Owned and Operated Advertising	$143,600	$162,606	(12)%
Partner Network	13,295	8,840	50%
Subscription	44,281	—	100%
Total Revenue	$201,176	$171,446	17%

Refer to the Revenue discussions below.

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Revenue:
Owned and Operated Advertising	$428,436	$49,249	$462,848	3%
Partner Network	43,722	3,463	25,738	83%
Subscription	114,923	—	—	100%
Total Revenue	$587,081	$52,712	$488,586	31%

Owned and Operated Advertising

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

Subscription

In connection with the Merger, we acquired Protected.net and began recognizing subscription revenue.

Cost of revenues

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Cost of revenues	$137,680	$128,885	7%
Percent of revenue	68%	75%

The dollar increase in cost of revenues for the three months ended September 30, 2022, compared to the same prior year period, was due to the acquisition of Protected.net, which contributed $26 million of the increase in cost of revenues, partially offset by a decrease in user acquisition costs in our O&O segment.

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Cost of revenues	$410,622	$41,507	$365,837	24%
Percent of revenue	70%	79%	75%

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

The following supplemental tables set forth our adjusted gross profit by reportable segment.

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Segment Adjusted Gross Profit:
Owned and Operated Advertising	$37,261	$36,202	3%
Partner Network	10,301	8,840	17%
Subscription	22,318	—	100%
Total Adjusted Gross Profit	$69,880	$45,042	55%

Refer to the Revenue and Cost of revenues discussions above. Additionally, refer to Note 16—SEGMENT REPORTING for additional information.

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Segment Adjusted Gross Profit:
Owned and Operated Advertising	$103,478	$8,768	$105,902	6%
Partner Network	32,622	3,012	25,738	38%
Subscription	57,855	—	—	100%
Total Adjusted Gross Profit	$193,955	$11,780	$131,640	56%

Refer to the Revenue and Cost of revenues discussions above. Additionally, refer to Note 16—SEGMENT REPORTING for additional information.

Salaries, commissions, and benefits

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Salaries, commissions and benefits	$55,602	$15,139	>100%
Percent of revenue	28%	9%

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

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Salaries, commissions and benefits	$153,311	$31,181	$48,032	>100%
Percent of revenue	26%	59%	10%

The increase in salaries, commissions, and benefits for the nine months ended September 30, 2022, compared to the same prior year period, was primarily due to $113 million in stock-based compensation, which included $41 million related to the Protected.net Incentive Plan and $24 million recognized upon the close of the Merger; and $17 million in salaries and bonus related expenses due to increased headcount from the Merger and our recent acquisitions. For additional information on our stock-based compensation, refer to Note 18—SHARE-BASED COMPENSATION.

Selling, general, and administrative

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Selling, general, and administrative	$15,419	$7,936	>100%
Percent of revenue	8%	5%

The increase in selling, general, and administrative expense for the three months ended September 30, 2022, compared to the same prior year period, was primarily due to costs associated with our recent acquisitions and additional costs associated with being a public company.

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated	As Restated		As Restated
Selling, general, and administrative	$47,254	$15,665	$21,163	>100%
Percent of revenue	8%	30%	4%

The increase in selling, general, and administrative expense for the nine months ended September 30, 2022, compared to the same prior year period, was primarily due to costs associated with the Merger, costs associated with our recent acquisitions and additional costs associated with becoming a public company.

Depreciation and amortization

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Depreciation and amortization	$32,214	$3,459	>100%

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated			As Restated
Depreciation and amortization	$86,236	$1,000	$10,260	>100%

The increases in depreciation and amortization expense for the three and nine months ended September 30, 2022, respectively, compared to the same prior year periods, was primarily due to additions of intangible assets as a result of the Merger, along with subsequent acquisitions.

Impairment of goodwill

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Impairment of goodwill	$340,109	$—	>100%

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated			As Restated
Impairment of goodwill	$340,109	$—	$—	>100%

We have experienced adverse macroeconomic impacts as a result of changes in market conditions and increases in interest rates, which contributed to reduced forecasted revenues and reduced expectations for future cash flows. In response to these ongoing macroeconomic conditions and a broad weakening of consumer demand during the third quarter of 2022, we reduced our earnings forecasts for the Owned and Operated Advertising & Partner Network reportable segments. Given these adverse impacts, we performed an interim quantitative goodwill impairment analysis for all our reporting units as of September 30, 2022. As a result of these impairment tests, we recorded impairments of goodwill associated with certain of our reporting units as the fair value of these reporting units had declined below their carrying amounts. Refer to Note 6 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, AND INTANGIBLE ASSETS, NET — Goodwill Impairment for additional information.

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

Income tax (benefit) provision

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated		As Restated
Income tax (benefit) provision	$(80,649)	$475	>100%
Effective tax rate	20%	4%

	Successor	Predecessor
	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021	2022 vs. 2021 change (%)
	As Restated			As Restated
Income tax (benefit) provision	$(95,752)	$(629)	$703	>100%
Effective tax rate	20%	2%	2%

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), effects of predecessor flow through income allocations, state taxes, foreign rate differential, non-deductible expenses, outside basis adjustments, and Global Intangible Low-taxed Income.

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

Going Concern

As of June 1, 2023, the Company had not delivered audited financial statements for the fiscal year ended December 31, 2022 to Bank of America as required by the covenants of the Term Loan (refer to Note 12 – DEBT, NET). The failure to timely deliver the audited financial statements is an event of default under the Term Loan and provides Bank of America the ability to immediately call the outstanding principal balances of the Term Loan and Revolving Facility of $430,000, as of the date of this filing, at the request of, or with the consent of, the required majority of lenders until such time that the audited financial statements are delivered to Bank of America. The Company does not have sufficient liquidity to settle the outstanding principal balances should they be called, nor has the Company identified sufficient alternative sources of capital. As a result, this matter raises substantial doubt about the Company’s ability to continue as a going concern. Upon delivery of the audited financial statements by the Company, the event of default will be remediated and, once remediated, Bank of America will no longer have the ability to call the outstanding principal balances on the Term Loan and Revolving Facility.

Separate from the default under the Term Loan and Revolving Facility, in the third and fourth quarters of 2022, the Company experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. As of December 31, 2022, the Company had cash on hand of $24,606. The declining cash flows and financial performance also raised substantial doubt regarding the Company's ability to continue as a going concern for a period of one year following the date that the consolidated financial statements are issued. In response to the declining cash flows, the Company implemented a plan to raise additional financing. On April 10, 2023, the Company entered into an incremental revolver note (“2023 Revolving Note”) with related parties for $20,000 (refer to Note 12—DEBT, NET for additional information regarding the 2023 Revolving Note). As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

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

Credit Facilities

In connection with the Merger discussed above, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“Revolving Facility”) on January 27, 2022, providing for a 5.5 year Term Loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The Revolving Facility was for $50,000

We have been able, and expect to continue to be able, to make payments on the principal and interest on a timely basis. As of September 30, 2022, we were in compliance with our borrowing covenants.

On April 10, 2023, the Company entered into the 2023 Revolving Note for $20,000 with related parties (refer to Note 12—DEBT, NET for additional information regarding the 2023 Revolving Note). As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

For additional information regarding our credit facilities, refer to Note 12—DEBT, NET.

Refer to NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS for additional information regarding the default of the Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor
(in thousands)	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	Nine Months Ended September 30, 2021
	As Restated	As Restated
Net cash provided by (used in) operating activities	$(742)	$(10,603)	$39,369
Net cash used in investing activities	$(452,429)	$(441)	$(4,901)
Net cash used in financing activities	$(22,552)	$—	$(27,635)

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

During the period from January 27, 2022 to September 30, 2022 (Successor), cash provided by operating activities of $742 resulted primarily from impairment of goodwill of $340,109, depreciation and amortization expense of $86,236, stock-based compensation of $88,847, change in fair value of warrants of $14,111, an increase in deferred revenue of $7,133, a decrease in accounts receivable of $6,670 due to the Merger, amortization of debt issuance cost of $3,540, and increase in the accounts payable of $1,981. This was partially offset by a net loss of $390,921, deferred tax benefit of $101,100, a decrease in other long-term liabilities of $31,467, a decrease in accrued expenses and other liabilities of $17,369 due to the Merger, and a decrease in the Protected.net Incentive Plan liability of $10,000 for a quarterly payment.

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

During the period from January 27, 2022 to September 30, 2022 (Successor), cash used in investing activities of $452,429 resulted primarily from the acquisitions of S1 Holdco, Protected.net, Answers, CouponFollow and RoadWarrior.
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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and identifiable intangibles in a business combination. We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which requires us to test goodwill at the reporting unit level for impairment at least annually. We test for goodwill impairment annually at December 31st, or more frequently if events or changes in circumstances indicated the asset might be impaired.

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

The fair values of the Company’s reporting units were computed by weighting a discounted cash flow model and a reference transaction model which included inputs developed using both internal and market-based data. The Company's key assumptions in the discounted cash flow model included, but were not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflected the increases in market interest rates. The reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in this model included, but were not limited to, the selection of comparable transactions, revenue and EBITDA multiples and EBITDA margins from those transactions. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

As a result of adverse macroeconomic impacts because of changes in market conditions, increases in interest rates, and weakening of consumer demand during the third quarter of 2022, which contributed to reduced forecasted revenues and reduced expectations for future cash flows, we performed quantitative goodwill impairments tests of our four reporting units as of September 30, 2022.

Based on the Company’s quantitative impairment analysis as of September 30, 2022:

•the fair value of the Subscription reporting unit exceeded its carrying amount by 18%. As of September 30, 2022, goodwill attributable to this reporting unit was $433,184.
•the fair value of the Search and Applications reporting unit exceeded its carrying amount by approximately 2%. As of September 30, 2022, goodwill attributable to this reporting unit was $26,200.
•the fair value of the Publishing and Lead Generation reporting unit was substantially less than its carrying amount. As a result, the Company impaired all the goodwill attributable to this reporting unit of $329,133.
•the fair value of the Partner Network reporting unit was less than its carrying amount, resulting in a $10,976 impairment of goodwill attributable to this reporting unit. As of September 30, 2022, remaining goodwill attributable to this reporting unit was $82,408.

As of September 30, 2022, the risk of impairment of goodwill attributable to the Search and Applications reporting unit and an additional impairment of goodwill attributable to the Partner Network reporting unit is sensitive to changes in the estimates and assumptions used in the respective reporting unit fair value determinations. Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions, a decline in equity valuations, or additional increases in interest rates, among other factors, could have a material adverse effect on the fair value of the reporting units and could result in a future impairment charge.

During the quarter ended December 31, 2022, the Company realigned its reporting structure due to changes n management such that the Search and Applications reporting unit became part of the Publishing and Lead Generation reporting unit and the new reporting unit was renamed Owned and Operated Advertising. Based on its annual impairment assessment as of December 31, 2022, the Company determined that the remaining goodwill attributable to Owned and Operated Advertising of $26,200 was fully impaired.

Refer to Note 6 — GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, AND INTANGIBLE ASSETS for additional information.

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

(b) Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses resulted in the restatement of the Company's condensed consolidated financial statements as of March 31, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor period from January 27, 2022 to March 31, 2022; as of June 30, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor periods for the three months ended June 30, 2022 and from January 27, 2022 to June 30, 2022; and as September 30, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor periods for the three months ended September 30, 2022 and from January 27, 2022 to September 30, 2022. These material weaknesses also resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended; as of March 31, 2021 and 2020 and for the three-month periods then ended; as of June 30, 2021 and 2020 and for the six-month periods then ended; and as of September 30, 2021 and 2020 and for the nine-month periods then ended.

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

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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