Form 10-K
period 2022-12-31
System1, Inc.
filed 2023-06-06
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number 001-39331

System1, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-3978051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Redwood Avenue Marina Del Rey, CA	90066
(Address of Principal Executive Offices)	(Zip Code)

(310) 924-6037
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SST	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50 per share	SST.WS	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $175,630,464 (based on the closing price for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date). Shares of common stock held by each executive officer, director, and holders of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

As of May 15, 2023, there were 93,446,975 shares of Class A common stock, $0.0001 par value per share, and 21,512,757 shares of Class C common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in this Annual Report on Form 10-K titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•The ability to maintain, grow, process, utilize and protect the data we collect from consumers;
•The ability to maintain our relationships with network partners and advertisers;
•The performance of our responsive acquisition marketing platform, or RAMP;
•Changes in client demand for our services and our ability to adapt to such changes;
•The ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions;
•The ability to improve and maintain adequate internal control over financial reporting and remediate identified material weaknesses;
•The ability to successfully source and complete acquisitions and to integrate the operations of companies System1 acquires;
•The ability to raise financing in the future as and when needed or on market terms;
•The ability to compete with existing competitors and the entry of new competitors in the market;
•Changes in applicable laws or regulations and the ability to maintain compliance with the various laws that our business and operations are subject to;
•The ability to protect our intellectual property rights; and
•Other risks and uncertainties indicated from time to time in our filings with the SEC, including those described herein under the heading “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K, along with our other filings with the Securities and Exchange Commission ("SEC"), completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

•We have a limited operating history, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
•Our revenue is tied to the effectiveness and performance of our responsive acquisition marketing platform (RAMP).
•A meaningful portion of our revenue is attributable to our agreements with Google, and therefore is subject to their practices and willingness to maintain these arrangements.
•We rely on large-scale acquisition marketing channels, such as Google, Facebook and Taboola, as well as our network partners, for a significant portion of our consumer Internet traffic.
•We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other material weaknesses are identified, we may not be able to report our financial results accurately, prevent or detect material misstatements due to fraud or error, or file our periodic reports as a public company in a timely manner.
•If we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.
•A significant portion of our assets consists of other intangible assets, the value of which may be reduced if we determine that those assets are impaired.
•We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.
•Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, financial condition and operating results.
•We operate in a highly competitive environment. If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain advertisers, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenues and results of operations to decline.
•We compete for advertising spend from our advertisers, and if we are unable to maintain or increase our share of the advertising spend of our advertisers, our business could be harmed.
•Our advertising business is dependent on advertisers buying mobile, display and video advertising. A decrease in the use of these advertising channels would harm our business, growth prospects, financial condition and results of operations.
•Unfavorable global economic conditions, including as a result of health and safety concerns related to a pandemic, could adversely affect our business, financial condition or results of operations.

•We may experience outages and disruptions on RAMP, our websites and other software products if we fail to maintain adequate security and supporting infrastructure as we scale RAMP, websites and other software products, which may harm our reputation and negatively impact our business, financial condition and operating results.
•We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract consumers to our websites and convert them into sales for our advertisers. If we are unable to drive traffic cost-effectively our business and financial results may be harmed.
•We depend on third-party website publishers for a significant portion of our visitors, and any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.
•Our failure to meet content and inventory standards and provide services that our advertisers and inventory suppliers trust could harm our brand and reputation and negatively impact our business, financial condition and operating results.
•If the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, financial condition and operating results could be harmed.
•Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change RAMP or our business model, which may have a material adverse effect on our business.
•We typically collect and store IP addresses, other device identifiers (such as unique mobile application identifiers) and email addresses, which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation.
•Our success depends, in part, on our ability to access, collect and use first-party data about our users and subscribers. If that access is restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices and web browsers, or our and our clients’ ability to use data on RAMP is otherwise restricted, our performance may decline and we may lose advertisers and revenue.
•Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business.
•We face potential liability and harm to our business based on the nature of our business and the content on RAMP.
•You may only be able to exercise the Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Common Stock from such exercise than if you were to exercise such Warrants for cash.
•We may amend the terms of the Warrants in a manner that may have an adverse effect on holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Warrant could be decreased, all without your approval.
•Our Warrant Agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with us.
•We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worth less than what you paid for them.

Part I
Item 1. Business

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1, Inc. and its subsidiaries and references to “Trebia” refer to the Company, formerly known as Trebia Acquisition Corp., prior to the Merger (as defined below). References to “Notes” are notes included in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. All figures are presented in thousands, except percentages, rates and unless otherwise noted.

Overview

We operate an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and marketing antivirus software packages to end user customers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire users, RAMP allows us to monetize these acquired users through our relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP also allows third party advertising platforms and publishers (“Network Partners”) to send user traffic to, and monetize user traffic on, our owned and operated websites or throughout our monetization agreements. RAMP operates across our network of owned and operated websites, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Facebook, Taboola and Zemanta.

Through RAMP, we process approximately 28 million daily advertising campaign optimizations and ingest approximately 5 billion rows of data daily across more than 40 advertising categories as of December 31, 2022. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data on monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals.

The business of S1 Holdco, LLC (“S1 Holdco”), a Delaware limited liability company, one of the entities acquired in the Merger described below, was founded in 2013 with a focus on monetizing user traffic acquired by its Network Partners. Since launching, it has expanded to support additional advertising formats across numerous advertising platforms, and has acquired several leading websites, enabling it to control user acquisition and experience, and monetize user traffic on its behalf via its network of owned and operated websites. Today S1 Holdco owns and operates approximately 40 websites, including leading search engines like info.com and Startpage.com, and publishing digital media sites and utilities such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

We, through our wholly owned subsidiary Protected.net Group Limited, incorporated in England and Wales (“Protected.net”), also provide antivirus and consumer privacy software solutions, offering our customers a single packaged solution that provides protection and reporting to the end user. We deliver our antivirus software solutions directly to end-user customers across the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on customers' specific needs. These products include unlimited devices, Adblock and ID Protect, and are managed to ensure they provide a value-added service to the customer base. The software is sold in either a monthly or annual subscription predominantly through the flagship brand TotalAV. As of December 31, 2022, Protected.net had over 2.4 million active subscribers for its products.

Our primary operations are in the United States, and we also have operations in Canada, the United Kingdom and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls and exposure to currency exchange fluctuations. We do not engage in hedging activities to mitigate our exposure to fluctuations in foreign currency exchange rates.

The Merger

On June 28, 2021, we entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022) (the "Business Combination Agreement" or “BCA”) by and among us, S1 Holdco and System1 SS Protected Holdings, Inc. (“Protected”). On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the BCA. Following the consummation of the Merger, the combined company was organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. Our combined business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares and public warrants ceased trading on the New York Stock Exchange (“NYSE”), and System1 Inc.'s Class A common stock, $0.0001 par value per share ("Class A common stock" or "Class A Common Stock") and the public warrants (the "Public Warrants") began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger was a combination of cash, Class A common stock, Class C common stock, $.0001 par value per share ("Class C common stock" or "Class C Common Stock") and a combination of restricted stock units in System1 and cash awards. The aggregate consideration under the BCA was $440,155 of cash and $411,453 of equity. Additionally, the aggregate Class B units in S1 Holdco retained by S1 Holdco equity holders at the Closing Date resulted in a non-controlling interest with an estimated value of $198,691.

The Company was deemed the accounting acquirer in the Merger, and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this Annual Report on Form 10-K reflect: (i) the historical operating results of S1 Holdco prior to the Merger; and (ii) the consolidated results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial information includes a Predecessor period, which includes the periods through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022 through December 31, 2022. A black-line between the Predecessor and Successor periods has been placed in the consolidated financial statements and in the tables within the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

Refer to Note 3—MERGER of our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Our Industry

Today, advertisers seeking to reach their target consumers are confronted by significant operational and systemic challenges. Legacy mediums, including print, television and radio, represent a smaller and shrinking portion of media consumption than they have historically, as digital media formats, in particular those best served by mobile devices, have proliferated. Spending on global digital advertising has grown rapidly, reaching an estimated $523 billion in 2021, and is projected to grow to an estimated $766 billion in 2025. Additionally, spending on global digital advertising accounted for approximately 65% of total global advertising spend in 2021, a percentage that is expected to grow to almost 71% in 2025, continuing a trend of supplanting traditional advertising models to support advertisers’ customer acquisition efforts.

Digital marketing has become an increasingly complex ecosystem due to several trends. These trends include the rapid diversification of digital platforms, ever-evolving and more sophisticated advertising networks and ad exchange platforms, increasing audience fragmentation, rapidly changing technology infrastructure and a greater regulatory and audience focus on consumer and data privacy. As a result, advertisers continue to struggle to efficiently find high quality audiences that drive strong and consistent return on advertising spend. Since consumer demand is cyclical, constantly evolving and difficult to identify, marketing strategies are often tied to particular channels or verticals, which in turn makes identifying intent-driven consumer demand at the appropriate decision point a challenge for advertisers. We believe we are well positioned to address these challenges and match consumer demand with the appropriate advertiser, regardless of seasonality or economic cycle.

Some of the key industry trends are as follows:

Advertisers Have Significantly Shifted Their Budgets from Traditional Media to a Diverse Array of Digital Channels. Media content and advertising is increasingly becoming digital due to rapid advances in technology, increasing distribution channels and changes in consumer behavior. This shift has facilitated an unprecedented array of options for advertisers to better target and measure their advertising campaigns across nearly every media channel and device-type. This seismic shift in and across digital advertising has placed a significant premium on advertising decisions that are based on actual consumer behavior and temporal data. We believe that the digital advertising market will continue to grow and evolve rapidly, and that advertisers will shift more of their advertising spend to these digital media channels.

Better Execution Against Highly Fragmented Audiences. As digital media channels grow and consumption patterns change, highly fragmented audiences make it challenging to consistently reach a large relevant audience. Individual media consumption is becoming more individualized and fragmented, as the audience spends more time on an increasing number of personal devices while deciding what media to consume and search for rather than having those choices made for them in a large consistent platform. Both trends contribute to the ever-increasing demand from advertisers for programmatic advertising platforms that integrate options to buy advertising and provide data on how to optimize the financial returns of an ad campaign.

Top Digital Advertisers Are Transitioning Budgets to Performance-Based Models Where Data and Analytics Drive Decision Making. The shift to digital performance-based advertising models can be explained by mounting pressure on advertisers to demonstrate tangible results against their advertising efforts, and the corresponding shift of advertising budgets to distribution channels that facilitate the ability to better monitor results. We have designed RAMP to specifically address this constantly evolving landscape. Through our network of owned and operated websites, we have access to valuable first party intent data, which our platform combines with real-time feedback on the intent-driven consumer’s reaction to ads, thereby increasing the value of user traffic sent to advertisers and the publishers on which they are displayed.

Automation of Ad Buying. The growing complexity and increasing speed of digital marketing and advertising decisions has increased the need for automation. Technology that enables fast, accurate and cost-effective decision-making through computer algorithms that use extensive (and iterative) data sets has become critical for the success of digital advertising campaigns. By using programmatic inventory buying tools, advertisers are able to automate their campaigns, thereby providing them with better price discovery on an impression-by-impression basis. As a result, advertisers are able to efficiently bid on and purchase the advertising inventory they value the most, pay less for the inventory they do not value as much, and abstain from buying advertising inventory that does not fit their campaign parameters or reach their target audience.

Regulatory and Audience Focus on Consumer & Data Privacy. Both digital audiences and consumer focused regulatory bodies and agencies are becoming increasingly focused on consumer and data privacy, including the collection and sharing of users' personal data, as advertisers, marketing partners and publishers place a premium on high-quality consumer intent data. Governing bodies throughout the United States (including state and local governments), the European Union and other jurisdictions continue to respond to these growing consumer concerns by proposing and enacting new laws and regulations that are reshaping industry standards regarding consumer privacy, data protection and information security. As advertisers, marketing partners and publishers seek to remain compliant with this evolving regulatory landscape, while avoiding the reputational and financial costs of potential investigations or fines, financial penalties or private actions, first party intent data (i.e. consumer intent and related data properly collected and used directly by the party offering the service or media content) becomes increasingly more valuable. Our owned and operated search engines and publishing websites provide a continuous stream of anonymized and aggregated proprietary first party search intent data that is leveraged directly by RAMP, with proper disclosure as to how such data was collected, processed and is used.

Our Opportunity

Traditional advertising agencies are focused on creative services and allocating large advertising budgets across media platforms, but are often not as sophisticated in deploying the cutting-edge technology necessary to deliver responsive customers. While advertising consultants provide strategic advice, they are limited in their ability to deliver actual customers. Advertising buying platforms are not able to offer our data-science and algorithmic driven optimization of real-time bids. Most digital marketing providers are confined to a few forms of monetization, like lead generation or display advertising, and are typically not agnostic as to which method of monetization they employ. We believe we offer a differentiated platform, as we are channel and monetization-agnostic. We offer transparent measurement and real-time monitoring of return on advertising spend at a detailed level, which allows for purchase and sale decisions to be based on predictive modeling in order to drive superior results from our various advertisers.

Our Business Model

We initially began as a monetization platform that connected user traffic acquired by our network partners with advertising demand from our advertisers and advertising networks. We have significantly expanded the scope of our platform through organic growth, strategic acquisitions and the development of RAMP, which enables us to control user acquisition, consumer experience and monetization across all traffic. RAMP is integrated directly with our owned and operated search and digital media publishing websites and utilities, while supporting and utilizing multiple advertising formats across numerous platforms. RAMP is efficiently deployed across various websites and monetization channels, which has allowed us to accelerate our growth through the integration of multiple websites over the past several years.

Attracting and Monetizing User Traffic through Owned and Operated Websites—We own and operate approximately 40 websites, including search engines, publishing properties and utilities in a variety of categories, including health, how-to, general interest, finance, business, technology, travel and automotive. We work seamlessly with acquisition marketing channels to acquire user traffic to our properties. We deploy RAMP across our media properties to efficiently match consumer intent with our own products or services, or engage advertisers that seek to bid for the ability to interact with these consumers. We utilize an efficient content production and distribution strategy through RAMP that is both data-driven and engaging.

Drive New Subscribers to Subscription Offerings—We will employ a similar strategy by utilizing RAMP to acquire new customers to Protected.net’s security software subscription product, Total AV, as well as to future subscription products that Protected.net intends to offer in the future.

Monetizing User Traffic for Our Network Partners—We monetize user traffic on behalf of our more than 135 network partners, which include Yahoo!, WebMD and Publisher’s Clearing House. These network partners are companies that direct traffic to us in exchange for a share of advertising revenue. In 2022, we processed over 1.4 billion sessions.

Our Proprietary Assets

At the core of our business is our proprietary Responsive Acquisition Marketing Platform, or RAMP. RAMP’s predictive power is informed and enhanced by the following:

Owned and Operated Websites—We own and operate websites where we are able to attract user traffic across channels and present relevant offers. Our platform analyzes user interactions, builds a comprehensive view of the customer’s intent and enables advertisers to maximize return on their spend. The first party intent data that we are able to capture from our owned and operated search and media sites is a differentiated element of our platform enabling more informed and targeted decision-making in the bid parameters that we provide to our network partners.

Subscription Products—Our current subscription product, TotalAV, is a source of recurring subscription revenue. TotalAV provides consumers with security and privacy online through a variety of features, including real-time antivirus and identity protection. Our goal is to be the trusted cyber security partner for consumers across the globe, by enabling our subscribers to securely manage their digital lives across their various devices. As the risks to consumers continue to expand from device-based attacks to more sophisticated threats such as fraud, ransomware, identity theft and privacy intrusions, our products have evolved to provide a multi-layered approach in protecting against these threats, detecting ongoing and/or future attacks and helping our subscribers manage their digital footprint across the Internet, including their technology, applications, networks and identities. The cornerstone of our strategy is to provide consumers with a secure platform that brings together software and service capabilities to enable all facets of cyber safety, including real-time antivirus protection, safe browsing, adblocking, blocking of malicious websites and data breach monitoring. TotalAV is managed by an experienced team of approximately 86 employees who together have been awarded over 28 malware detection certifications from independent testers and industry trade-groups. We plan to continue expanding the scope of our platform through the development of other subscription products - including Total AdBlock and RoadWarrior.

System1’s Focus on First Party Data—In addition to acquiring large volumes of user traffic via RAMP, upon reaching our websites, RAMP utilizes its proprietary access to our first party data in order to further qualify consumer intent and offer the most appropriate user experience and most effective monetization. We are able to combine this dataset with historical information on ad spend across vertical categories, content and ad-creative automation, which is used to optimize monetization performance in order to provide a closed-loop view of the customer and advertising ecosystem. As a result, we have built a robust and valuable asset consisting of proprietary first party data based on more than 550 million distinct search queries a month. This valuable first party data is used by RAMP to target specific consumer audiences based on millions of precedent interactions, and allows us to provide our clients with deeper insights into consumer habits as they continue to interact with our owned and operated websites.

Network Partner Integrations—RAMP is seamlessly integrated with acquisition marketing channels, such as Google, Facebook, Zemanta, Taboola and Bing. This technical integration allows us to optimize our advertising campaigns and bids on a real-time basis, where RAMP processes over 28 million campaign optimizations per day.

Our Strengths

We believe that we are well positioned to continue to deliver high performance marketing solutions, including in the delivery of optimized bids and higher return on advertising spend, through the following strengths:

Proprietary Technology—The technology powering RAMP was designed to provide a dynamic closed-loop platform that is able to operate efficiently at scale, while optimizing in real-time across several key advertising considerations, including dynamic ad pricing, consumer intent and historical consumer interaction with relevant ad content. The components of RAMP include our programmatic buying platform, ad media interface, content and ad engine monetization decisioning, real-time revenue attribution, machine learning and data science algorithms, and back-end systems. As a result of the seamless integration of these proprietary technologies, we are able to continually improve performance as we incorporate additional data and evolving product enhancements.

Omni-Vertical and Monetization Agnostic Service Offering—RAMP is designed to work across vertical consumer categories, leveraging consumer data efficiently matched to consumer intent on a real-time basis. RAMP is also integrated with multiple forms of monetization, facilitating display and search advertising, lead generation, video, e-commerce and subscriptions. We believe that our platform adds significant value across the entire digital marketing landscape.

Best in Class Subscription Products—Our subscription products, led by TotalAV, delivers recurring revenue from its over 2.4 million active subscribers as of December 31, 2022. We believe the synergies in integrating RAMP with Protected’s customer monetization and relationship management platform have significant potential for additional high-value, point-of-sale monetization of consumers across a large and growing portfolio of online subscription offerings, where we intend to release both new and complimentary subscription products/services.

Substantial First-Party Data Consumer Information—Our websites typically experience an average of 170 million visits per month in aggregate. As a result, we have collected significant data (across search queries and decision-making behavior) from consumers, including first party intent data, and data on how consumers have historically responded to different types of ad content, creatives and formats.

This data is stored within our platform, so that it can be analyzed and iteratively enriched as consumers return to our websites and continue to interact with us. When this data is fed into our data science and machine learning algorithms, it becomes a powerful tool for identifying new monetization opportunities and increasing return on advertising spend.

Proven M&A Experience—We seek out complimentary or ancillary businesses where we can benefit from identified synergies by relying on our industry expertise, significant acquisition experience and in-house strategies to seamlessly integrate targets into RAMP. We have historically evaluated acquisition opportunities along several criteria, including building strong brands in advertising verticals, diversifying monetization capabilities, developing and augmenting new user acquisition channels, accelerating international growth and demonstrating expansion of our owned and operated properties.

Experienced Management Team—Our management team is founder-led, with a deep bench across product, engineering, business & corporate development and compliance.

Our Growth Strategies

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

Our goal is to continue to improve and extend the scope of RAMP by continuing to evolve and adapt to the ever-changing landscape of new sources of online user traffic, better monetization tools and growing areas of advertising demand. To achieve this goal, we intend to continue to grow our business by pursuing the following growth strategies:

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

Our websites cover a diverse range of consumer demand and traffic. For example, MapQuest is a web-based navigation software that delivers turn-by-turn direction services to users. Info.com is a metasearch engine that consumers can use to search for relevant information. HowStuffWorks is a commercial website focused on helping people solve problems in their daily lives by using various types of digital media to easily breakdown and explain complex concepts, terminology and mechanisms. Startpage is the world’s most private search engine, allowing our users to browse and search the Internet in complete privacy. CouponFollow is one of the largest coupon destinations for online shoppers.

Protected.net’s online subscription consumer security and privacy software, TotalAV, provides award-winning antivirus protection to its users by scanning, locating, quarantining and eliminating viruses, trojans, adware, spyware, ransomware and similar malicious actors in real-time. In addition to scheduled antivirus scans, TotalAV offers a website extension powered by an extensive database of known malicious phishing URLs designed to steal and harvest personal data in order to block phishing URLs, as well as remote firewall access. TotalAV also provides enhanced performance as computers slow down over time by identifying specific errors and programs which impact device performance. Protected.net also has an ad blocking product, Total Adblock, which is a plug-in that allows users to experience a cleaner browsing experience. It eliminates pop-ups, banners and video ads, which improves page load times, and blocks third-party trackers to protect users’ privacy and information.

Our Human Capital

We believe that our values of support, teamwork, individuality, ownership, impact and improvement have been an important component of our success. Behind all our innovations are the talented people around the world who bring them to life. To continue to produce such innovations, we believe that it is crucial that we continue to attract and retain top talent. We strive to make System1 a diverse and inclusive workplace, where our people feel they belong, with opportunities for our employees to grow and develop their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. To ensure we live our values, and our culture stays unique and strong, our board of directors (the "Board" or the "Board of Directors") and executive team have put significant focus on our human capital resources.

As of December 31, 2022, we had 500 full-time employees in 5 countries. Regionally, North America and the rest of the world make up approximately 80% and 20% of our workforce, respectively.

Diversity and Inclusion

We are committed to fostering a culture of inclusion and belonging in which all employees are empowered to bring their whole, authentic selves to work every day. At System1, we believe in the people who work for us, and as part of our investment in our people, we prioritize diversity and inclusion. Our goal is to create a culture where we value, respect, and provide fair treatment and opportunities for all employees. We conduct an employee annual survey to give employees the opportunity to provide feedback on our culture. This survey is managed by a third-party vendor to encourage candor and solicit feedback on many aspects of engagement, including company leadership, culture, inclusion, and career development. Our leaders review the survey feedback and work with their teams to take action based on survey results.

We demonstrate this commitment through a strategy of education, celebration, donations to the community, diversifying our talent, and creating forums for internal dialogue and listening. Our global leadership team is approximately 67% male and 33% female.

Talent Development

Despite our rapid growth, we still cherish our roots as a startup and our company culture of ownership. We empower employees to develop their skills and abilities by acting on great ideas regardless of their role or function, which translates into personal investment in building our organization. We work to provide an environment where talented individuals and teams can thrive in fulfilling careers.

To set our global team up for success, we define key competencies for roles that are aligned to our values and extend to all levels of leadership regardless of experience and role. We encourage everyone to create individual development plans leveraging competency frameworks tied into their chosen career path, outlining a specific plan and actions to increase proficiency or learn new skills. We seek to provide a wide range of learning and development opportunities in both individual and group settings with formal, social and experiential learning.

Compensation and Benefits

We provide compensation and benefits programs to help meet the needs of our employees and reward their efforts and contributions. We seek fairness in total compensation with reference to external comparisons, internal comparisons and the relationship between management and non-management compensation.

In addition to salaries, we provide competitive compensation programs commensurate with our peers and industry. Such compensation and benefit programs may include short term incentives, equity awards, 401(k) plans, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs and tuition assistance, among many others. Such programs and our overall compensation packages seek to facilitate retention of key personnel.

Health, Safety and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs. In response to the COVID-19 pandemic, we implemented significant changes, such as implementing and facilitating teleworking, that we determined were in the best interests of our employees, as well as the communities in which we operate, and which comply with applicable government regulations. We continue to evolve our programs to meet our employees’ health and wellness needs.

Intellectual Property

The protection of our technology and intellectual property is an important driver of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. Our ability to continually develop new intellectual property and deliver new functionality quickly serves to protect us against competitors. We believe RAMP, along with our proprietary technology assets, is unique in the marketplace, difficult to replicate and would be expensive and time-consuming to build.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity as well as new customer activity to our subscription products, while the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the industry as a whole.

Our Competition

Our industry is highly competitive and fragmented. We compete with other demand-side platform providers, some of which are smaller, privately-held companies and others are divisions of large, well-established companies such as Google and Microsoft. We believe that we compete primarily based on the performance, capabilities and transparency of our RAMP platform and our focus on the buy-side. We believe that we are differentiated from our competitors in the following areas:

•we are an independent technology company focused on serving advertisers on the buy-side of our industry;

•our client relationships are primarily based on auction platforms, where our success is determined by the quality and performance of our users for our advertising partners;

•our platform provides comprehensive access to a wide range of inventory types and third-party data vendors; and

•our platform allows clients to build proprietary advantages by integrating custom features and interfaces for their own use through our application programming interfaces, or APIs.

In addition, we believe that new entrants would find it difficult to gain direct access to inventory providers and advertising partners, given their limited scale and the costs that additional integrations impose on inventory providers.

The intense competition we face, in addition to general and economic business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or provide offerings, we may need to lower margins to compete successfully. Similarly, if there is pressure by competitors to raise prices, our ability to acquire new customers and retain existing customers may be diminished. Any such changes may reduce revenue and margins and could adversely affect our financial results.

Collection and Use of Data; Privacy and Data Protection Legislation and Regulation

We and our clients currently use pseudonymous data about Internet and mobile app users on our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to end users based on their geographic locations, the type of device they are using, their interests as inferred from their Internet search queries, web browsing or app usage activity or their relationships with our clients. Such data is passed to us from third parties, including original equipment manufacturers, application providers and publishers. We do not use this data to discover the identity of individuals, and we currently prohibit clients, data providers and inventory suppliers from importing data that directly identifies individuals onto our ad buying platform, though we do allow clients to share some directly identifying information, such as phone number and email address, with us for purposes of transforming that information into pseudonymous identifiers to use on our platform.

Our ability, like those of other advertising technology companies, to collect, process, augment, analyze, use and share data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices and similar and associated technologies are governed by U.S. and foreign laws and regulations, and is dependent upon their implementation within the industry ecosystem. Such laws, regulations and industry standards may change from time to time, including those relating to the level of consumer notice, consent and/or choice required when a company employs cookies, pixels or other electronic tools to collect, process and share data about interactions with users online.

In the United States, both federal and state legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual state governments. Much of the federal oversight on digital advertising in the United States currently comes from the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. However, there is increasing consumer concern over data privacy and the use of personally identifiable information in recent years, which has led to a myriad of new and proposed legislation both at the federal and state levels, some of which has affected and will continue to affect our operations and those of our industry partners. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data.

The CCPA created individual data privacy rights for consumers in the State of California (including rights to deletion of and access to, as well as rights to opt-out of the collection of, personal information), special rules on the collection of consumer data from minors, new notice obligations and new limits on, and rules regarding the “sale” of personal information (interpreted by many observers to include common advertising practices). The CCPA also includes a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope. There have been many class action lawsuits filed invoking the CCPA outside of the private right of action provided for by the law. It is unclear at this point whether any of these claims will be accepted by the courts. In addition, the recently-passed California Privacy Rights Act (the "CPRA"), which updates and supplements the CCPA, as well as similar laws recently adopted in Virginia, Colorado, Connecticut and Utah, will impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide a prominent opt out for behavioral advertising. When the CPRA, as well as the recently adopted laws in Virginia, Colorado, Connecticut and Utah go into full effect in 2023 and 2024, as well as potentially similar laws being considered in other states, they will impose additional restrictions on us and on our industry partners. It is difficult to predict with certainty the full effect of these recently passed or pending laws and their implementing regulations on the Internet and advertising industries as a whole.

As our business is global, our activities are also subject to foreign legislation and regulation. In the United Kingdom and the European Union (including the European Economic Area (the “EEA”) and the countries of Iceland, Liechtenstein and Norway), or EU, separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive (discussed below). Although the TCF is still partially in use, its viability as a compliance mechanism has come under attack by the Belgian Data Protection Authority and others, and we cannot predict its effectiveness or applicability over the long term. In February 2022, the Belgium Data Protection Authority issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF. Further, other European regulators have questioned the framework’s viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Continuing to maintain compliance with the GDPR’s requirements, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, and may lead to significant changes in our business operations, as will the effort to monitor whether additional changes to our business and data collection practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Additionally, in the EU, EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer or mobile device, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access, and provided active and informed consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent and bringing enforcement actions against large platforms, including Amazon, Facebook and Google, concerning their cookie consent mechanisms. These developments may result in decreased reliance on implied consent mechanisms that have historically been used to meet requirements of the ePrivacy Directive in some markets. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Although it remains under debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies, and the fines and penalties for breach may be significant. We cannot yet determine the impact such future laws, regulations and standards may have on our business.

For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have historically relied upon the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the Court of Justice of the European Union as an adequate mechanism by which EU companies may pass personal data to the US. Other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were also questioned by the Court of Justice and, as a result, whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. If there is no interim agreement and standard contractual clauses also cannot be relied upon, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If successful challenges leave us with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, any of which could have an adverse effect on our reputation and business or cause us to need to establish various technical systems to maintain certain data in the EU, which may involve substantial expense and cause us to need to divert resources from other aspects of our operations. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a universally accepted “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked and shared across websites or devices. The CPRA and new Colorado consumer privacy law similarly contemplate the use of technical opt-outs for the sale and sharing of personal information for advertising purposes, and allow for rulemaking to develop these technical signals. If a universally accepted “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users, or if a “Do Not Track” or similar standard is imposed by additional states or by federal or foreign legislation, or is agreed upon by industry standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

We participate in several industry self-regulatory programs, mainly initiated by the Network Advertising Initiative, or NAI, the Digital Advertising Alliance, or DAA, and their international counterparts. Our efforts to comply with the self-regulatory principles of these programs include offering end users notice and choice when advertising is served to them based, in part, on their interests. We believe that this user-centric approach to addressing consumer privacy empowers consumers to make informed decisions on the use of their data.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business over the Internet and, in some cases, using services of third-party telecommunications and Internet service providers. These include, but are not limited to, laws and regulations addressing data and consumer privacy; data sharing, storage, retention and security; freedom of expression; content dissemination/distribution; taxation; advertising and intellectual property. Our ability, like those of other digital advertising and subscription companies, to collect, enhance, analyze, use and share data relies upon our ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for marketing purposes, including the effectiveness of targeted ads. The processes used to identify devices and similar technologies are governed by U.S. and foreign laws and regulations and dependent upon their implementation. Such laws, regulations, and industry standards may change from time to time, including those relating to the level of consumer notice and consent required before a company can employ cookies or other electronic tools to collect data about interactions with users online. Protected.net also collects, uses, and stores an increasingly high volume, variety and velocity of personal information, in connection with the operation of its business, particularly, in relation to Protected.net’s identity and information protection offerings, which rely on large data repositories of personal information and consumer transactions.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and related amendments, exhibits and other information with the SEC. You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at https://ir.system1.com/, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not incorporated into, and does not form a part of this Annual Report on Form 10-K or any other report or documents we file with or furnish to the SEC.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Class A common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business Strategy and Industry Generally

We have a limited operating history, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

S1 Holdco was formed in 2013 and, as a result, has only a limited operating history upon which our business and prospects may be evaluated. Although we have experienced substantial revenue growth in our limited operating history, we may not be able to sustain this rate of growth or maintain our current revenue levels. We have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in rapidly developing industries, including risks related to our ability to:
•    build and maintain a reputation for providing a superior platform for monetizing consumer intent, and for creating trust and maintaining long-term relationships with consumers and platform customers;

•    drive consumers with relevant commercial intent to our owned and operated websites and to websites operated by our advertisers;

•    maintain and expand our relationships with suppliers of quality advertising inventory;

•    distinguish ourselves from competitors;

•    develop, offer, maintain and continually improve a competitive customer acquisition marketing platform that meets the evolving needs of our consumers and platform customers;

•    scale our business efficiently to keep pace with demand for services such as RAMP and other digital media and advertising technology offerings;

•    create new revenue opportunities through acquiring new businesses and successfully integrate and meaningfully grow those businesses;

•    respond to evolving industry standards and the enactment of government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•    prevent or mitigate failures or breaches of data security and our technology infrastructure;

•    expand our businesses internationally; and

•    hire and retain qualified and motivated employees.

We cannot assure you that we will be successful in addressing these and other challenges we may face in the future. If we are unable to do so, our business may suffer, our revenue and operating results may decline and we may not be able to achieve further growth or sustain profitability.

Our revenue is tied to the effectiveness and performance of our Responsive Acquisition Marketing Platform.

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

We have multiple services agreements with Google pursuant to which we display and syndicate paid listings provided by Google in response to search queries generated through some of our businesses. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as other search related services. For the period January 27, 2022 through December 31, 2022, 68% of our total revenue was attributable to our agreements with Google.

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

Changes to the amount Google charges advertisers, the efficiency of Google’s paid listings network, Google’s judgment about the relative attractiveness to advertisers of clicks on paid listings from our websites or to the parameters applicable to the display of paid listings generally could result in a decrease in the amount of revenue we receive from Google, which would adversely affect our business, financial condition and results of operations. Such changes could be driven by a number of factors, including general market conditions, competition or policy and operating decisions made by Google.

Our agreements with Google also require that we comply with certain guidelines for the use of Google brands and services, which govern whether our platform may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third party platforms and products (including our websites). Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit or render obsolete, certain of our services or business practices. Such changes could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for the businesses could result in the suspension of some or all Google services to us (or the websites of our third party partners) or the termination of our agreements by Google.

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

Our websites and information systems are vulnerable to computer viruses, break-ins, phishing and/or impersonation attacks, attempts to overload our servers with denial-of-service or other hacking attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information. The security measures we use internally, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect against certain attacks. Additionally, we may face delays in identifying or responding to security breaches or other security incidents. Further, outside parties may attempt to fraudulently induce employees, consumers or advertisers to disclose sensitive information in order to gain access to our information or consumers’ or advertisers’ information.

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

If we are unable to develop new and enhanced subscription solutions, or if we are unable to continually improve the performance, features, and reliability of our existing subscription solutions, our business and operating results could be adversely affected.

Our continued and future success depends on our ability to effectively respond with new and improved products that address evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced subscription solutions on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we focus on organic growth through internal innovation and development. We believe that we also must continue to dedicate time and resources to our research and development efforts to decrease our reliance on third parties, including parties from which we license some of our subscription solutions. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. Additionally, we must regularly address the challenges of dynamic and accelerating market trends and competitive developments, including shifting consumer preferences and managing multiple marketing channels. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy these customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and attract new customers. A loss of customers for our subscription solutions would adversely impact our business and operating results.

The development and introduction of new subscription solutions involve a significant commitment of time and resources, and are subject to a number of risks and challenges, including, but not limited to:

•    Lengthy development cycles;

•    Continually evolving industry and regulatory standards and technological developments by our competitors;

•    Rapidly changing customer preferences;

•    Evolving platforms, operating systems, and hardware products, such as the proliferation and rapid improvements of mobile devices;

•    Product and service interoperability challenges with customer’s multi-device technology needs and third-party vendors;

•    The integration of products or solutions from newly acquired offerings;

•    Entering into new or unproven markets and product verticals; and

•    Executing against new product, service and marketing strategies.

In addition, third parties, including operating systems, mobile applications and Internet browser companies, may take steps to further limit the interoperability of our solutions across our customers' devices with their own products and services, in some cases to promote their own offerings. This could delay the development of our solutions or our solutions may be unable to operate effectively. This could also result in decreased demand for our subscription solutions and harm our reputation in a competitive marketplace, any of which would adversely affect our business, financial condition, results of operations, and cash flows.

If we are not successful in managing these risks and challenges, or if our new or improved subscription solutions are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.

Our marketing efforts may not be successful.

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

We have entered into, and may in the future enter into, credit facilities which contain operating and financial covenants that restrict our business and financing activities.

We have entered into, and may in the future enter into, credit facilities which contain restrictions that limit our flexibility in operating our business. Our credit facilities contain various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

•    sell assets or make changes to the nature of our business;

•    engage in mergers or acquisitions;

•    incur, assume or permit additional indebtedness;

•    make restricted payments, including paying dividends on, repurchasing, redeeming or making distributions with respect to our capital stock;

•    make specified investments;

•    engage in transactions with our affiliates; and

•    make payments in respect of subordinated debt.

Our obligations under our credit facilities are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, and investment property and equipment. The covenants in our credit facilities may limit our ability to take actions and, in the event that we breach one or more covenants (including the timely delivery of financial statements), our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under our credit facilities.

Our ability to continue as a going concern is dependent upon our ability to comply with, or obtain a waiver or modification of, certain of our debt covenants from our lenders.

Our Credit and Guaranty Agreement, dated as of January 27, 2022 (the "Credit Agreement"), among S1 Holdco, Orchid Merger Sub II, LLC, the other guarantors and each lender from time to time party thereto and Bank of America, N.A. ("BofA"), as the administrative agent, contains affirmative and negative covenants which, among other things, require us to timely deliver audited financial statements for the fiscal year ended December 31, 2022. On June 1, 2023, we had not delivered the audited financial statements for the fiscal year ended December 31, 2022 to BofA as required by the Credit Agreement. The failure to timely deliver the audited financial statements is an event of default under the Credit Agreement and provides BofA the ability to immediately call the outstanding principal balances of the Term Loan and Revolving Facility of $430,000, as of the date of this filing, at the request of, or with the consent of, the required majority of lenders until such time that the audited financial statements are delivered to BofA. We do not have sufficient liquidity to settle the outstanding principal balances should they be called, nor has the Company identified sufficient alternative sources of capital. As a result, this matter raises substantial doubt about our ability to continue as a going concern.

Upon delivery of the audited financial statements by us, the event of default will be remediated and, once remediated, BofA would no longer have the ability to call the outstanding principal balances of the Term Loan and Revolving Facility. However, there can be no assurance that we will be able to deliver the audited financial statements for the fiscal year ended December 31, 2022 before BofA decides to immediately call the outstanding principal balances, or that we will be able to secure a waiver or forbearance in the future to prevent such an acceleration, which would raise substantial doubt about our ability to continue as a going concern.

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

The market for paid traffic is extremely competitive, and we may not be able to compete successfully with our current or future competitors.

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

We operate in intensely competitive markets that experience frequent technological developments, changes in industry and regulatory standards, changes in customer requirements and preferences, and frequent new product introductions and improvements by our competitors. Our future success also depends on our ability to effectively respond to evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions on a timely basis. We must constantly innovate and make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. If we are unable to anticipate or react to these continually evolving conditions, or if we make bad decisions regarding investments, we could lose market share and experience a decline in our revenues that could adversely affect our business and operating results. Additionally, if new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of RAMP and other software products and services that we provide.

To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored by our customers. We have in the past incurred, and will continue to incur, research and development expenses as we focus on organic growth through internal innovation. We believe that we also must continue to dedicate a significant amount of resources to our research and development efforts to decrease our reliance on third parties. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. Additionally, we must continually address the challenges of dynamic and accelerating market trends and competitive developments. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and attract new customers. A loss of customers would adversely impact our business and operating results.

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

We compete for advertising spend from our advertisers, and if we are unable to maintain or increase our share of the advertising spend of our advertisers, our business could be harmed.

We compete for advertising spend with traditional offline media such as television, billboards, radio, magazines and newspapers, as well as online sources such as websites, social media and websites dedicated to providing information comparable to that provided in our websites. Additionally, we compete with other online marketing companies that offer acquisition marketing services similar to that provided by our platform. Our ability to attract and retain advertisers, and to generate advertising revenue from them, depends on a number of factors, including:

•    the ability of our advertisers to earn an attractive return on investment from their spending with us;

•    our ability to increase the number of consumers using our websites;

•    our ability to increase return on investment for advertisers that place advertisements on our platform;

•    our ability to provide a seamless, user-friendly advertising platform for our advertisers;

•    our ability to compete effectively with other media for advertising spending; and

•    our ability to keep pace with changes in technology and the practices and offerings of our competitors.

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

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including seasonality, fluctuations in digital advertising demand and costs and the number, severity, and timing of threat outbreaks and cyber security incidents. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet our expectations or the expectations of securities analysts and investors, which may adversely affect the trading price of our outstanding securities and may make it more difficult for us to raise capital in the future or pursue acquisitions.

As our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

We have expended significant resources to grow our business in recent years by investing in the scope and breadth of RAMP, spending to acquire or develop software products and websites, growing our number of employees and expanding internationally. We anticipate continued growth would require substantial financial and other resources to, among other things:

•    develop our existing websites, invest in RAMP and our other software products, including by investing in our engineering team, creating, acquiring or licensing new products or features, and improving the availability and security of our platform and product offerings;

•    create new products and services to meet consumer and partner demands;
•    continue to expand internationally by and spend through RAMP by adding inventory and data from countries our clients are seeking;

•    improve our technology infrastructure, including investing in internal technology development and acquiring or licensing outside technologies;

•    cover general and administrative expenses, including legal, accounting, tax and other third party expenses necessary to support a larger organization;

•    cover sales and marketing expenses, including a significant expansion of our direct sales organization;

•    cover expenses related to data collection and consumer privacy compliance, including additional infrastructure, automation and personnel; and

•    explore strategic acquisitions.

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

Our products and services depend on the ability of users to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers any of whom could take actions that degrade, disrupt or increase the cost of user access to our products, which would, in turn, negatively impact our business. In addition, third parties, including operating systems and Internet browser companies, may take steps to further limit the interoperability of our solutions with their own products and services, in some cases to promote their own offerings. This could delay the development of our solutions or our solutions may be unable to operate effectively. This could also result in decreased demand for our solutions, decreased revenue, and harm to our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.

Furthermore, the adoption of laws or regulations that adversely affect the growth, popularity or use of the Internet and mobile networks, including laws impacting Internet neutrality, could decrease the demand for our products or offerings, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise adversely affect our business.

Unfavorable global economic conditions, including as a result of political or social conflict or unrest or health and safety concerns related to a global pandemic, could adversely affect our business, financial condition or results of operations.

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of ongoing health and safety concerns from a pandemic. For example, the recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn could result in a variety of risks to our business, including diminished liquidity, weakened demand for our software products, RAMP and related products and services or delays in advertiser payments. A weak or declining economy could also strain our media supply channels and reduce the demand for or rates paid for advertising by brands and marketers. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current global economic crisis and financial market conditions could adversely impact our business.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other material weaknesses are identified, we may not be able to report our financial results accurately, prevent or detect material misstatements due to fraud or error, or file our periodic reports as a public company in a timely manner.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses resulted in the restatement of the Company's condensed consolidated financial statements: as of March 31, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and for the successor period from January 27, 2022 to March 31, 2022; as of June 30, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and for the successor periods for the three months ended June 30, 2022 and from January 27, 2022 to June 30, 2022; and as of September 30, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and for the successor periods for the three months ended September 30, 2022 and from January 27, 2022 to September 30, 2022. These material weaknesses also resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended; as of March 31, 2021 and 2020 and for the three-month periods then ended; as of June 30, 2021 and 2020 and for the six-month periods then ended; and as of September 30, 2021 and 2020 and for the nine-month periods then ended.

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

Our remediation plan consists of the following:

•Hiring additional senior level accounting personnel with applicable technical accounting knowledge, training and experience in accounting matters, supplemented by third-party resources;
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
•Engaging third-party experts to assist with the preparation of technical accounting analyses and valuations associated with business combinations;
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

We are working to remediate the material weaknesses as efficiently and effectively as possible. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources. This remediation will extend beyond December 31, 2023.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these procedures is ongoing and will require testing of the design and operating effectiveness of internal control over financial reporting over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses will not be identified in the future. If our efforts are not successful or other material weaknesses are identified in the future, we may be unable to report our financial results accurately on a timely basis or prevent and detect fraud or errors that may be material, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our shares to decline.

If we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.

As a public company, we are subject to the reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring certain public companies to include a report of management on the effectiveness of such company’s internal control over financial reporting in its annual report. Management has identified material weaknesses in our internal control over financial reporting. While the material weaknesses identified remain unremediated, or if we identify additional weaknesses or fail to timely and successfully implement new or improved controls, our ability to assure timely and accurate financial reporting may be adversely affected, and we could suffer a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our shares of common stock, result in lawsuits being filed against us by our stockholders, or otherwise harm our reputation. If additional material weaknesses are identified in the future, it could be costly to remediate such material weaknesses, which may adversely affect our results of operations.

A significant portion of our assets consists of other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

As of December 31, 2022, the net carrying value of other intangible assets represented $1,008.3 million, or 87% of our total assets. Indefinite-lived intangible assets, such as goodwill, are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Finite-lived intangible assets totaling $492.7 million are amortized up to 10 years.

Due to adverse macroeconomic conditions and a broad weakening of consumer demand starting in Q3 2022, the Company recorded goodwill impairment charges of $340.1 million during the third quarter of 2022. The Company recorded an additional impairment charge of $26.2 million in connection with its annual goodwill impairment test as of December 31, 2022. If future operating performance were to fall below current projections or if there are material changes to management’s assumptions, we could be required to recognize additional non-cash charges to operating earnings for other intangible asset impairment, which could be significant.

We may experience outages and disruptions on RAMP, our websites and other software products if we fail to maintain adequate security and supporting infrastructure as we scale RAMP, websites and other software products, which may harm our reputation and negatively impact our business, financial condition and operating results.

As we grow our business, we expect to continue to invest in technology services and equipment, including data warehousing, network infrastructure and cloud-based services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that there will be a corresponding increase in our business. If we fail to respond to continuing technological changes or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected.

The steps we take to increase the reliability, integrity and security of our platform, our software products, and our websites as they scale are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyber and ransomware attacks. Such cyber and ransomware attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company employees into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data from our platform or other software products. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform, websites and other software products. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges, which may harm our reputation and negatively impact our business, financial condition and results of operations.

If we fail to build and maintain our brands, our ability to expand the use of our websites and software products by advertisers and consumers, respectively, may be adversely affected.

Our future success depends upon our ability to create and maintain brand recognition and a reputation for delivering easy, efficient and personal technology solutions. A failure by us to build our brands and maintain consumer expectations of our brands could harm our reputation and damage our ability to attract and retain consumers, which could adversely affect our business. If consumers do not perceive our portfolio websites or our software products offer a better user experience or offer good value for the services, or if advertisers do not perceive RAMP as a more effective platform, our reputation and the strength of our brand may be adversely affected.

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

•    Our international operations subject us to a variety of additional risks, including:

•    increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•    long payment cycles;

•    potential complications enforcing contracts and collections;

•    increased financial accounting and reporting burdens and complexities;

•    concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate;

•    increased administrative costs and risks associated with compliance with local laws and regulations, including relating to privacy and data security;

•    regulatory and legal compliance, including with privacy and cybersecurity laws, anti-bribery laws, import and export control laws, economic sanctions and other regulatory limitations or obligations on our operations;

•    heightened risks of unfair or corrupt business practices and of improper or fraudulent sales arrangements;

•    difficulties in invoicing and collecting in foreign currencies;

•    foreign currency exposure risk;

•    difficulties in repatriating or transferring funds from or converting currencies;

•    administrative difficulties, costs and expenses related to various local languages, cultures and political nuances;

•    varied labor and employment laws, including those relating to termination of employees;

•    reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and

•    compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.

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

We may in the future explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or obtaining the financing for the acquisition, and our due diligence may fail to identify all of the problems, risks, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or technology infrastructure and architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues, and other issues including, but not limited to, the following:

•    regulatory requirements or delays;

•    anticipated benefits and synergies may not materialize;

•    diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•    retention of key employees from the acquired company;

•    cultural challenges associated with integrating employees from the acquired company into our organization;

•    integration of the acquired company’s products and technology;

•    integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•    the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•    coordination of product development and sales and marketing functions;

•    liability for activities of the acquired company before the acquisition, including relating to privacy and data security, patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•    litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such acquisitions and strategic investments could result in reducing or completely eliminating any anticipated benefits of transactions and harm our business, generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition and operating results.

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

The market for talent in our key areas of operations, including California, Washington, Ontario, Canada and Great Britain, United Kingdom where we have offices, is competitive. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards.

Employee turnover, including any potential future changes in our management team, could disrupt our business. For instance, in 2021, we replaced both Chief Executive Officer and Chief Technology Officer. Our employees are at-will employees and may terminate their employment with us at any time. The loss of one or more of our executive officers, especially Mr. Blend, our CEO and Co-Founder, or our inability to attract and retain highly skilled employees, could have an adverse effect on our business, financial condition and operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company following completion of the Merger, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

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

We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract consumers to our websites and convert them into sales for our advertisers. If we are unable to drive traffic cost-effectively, our business and financial results may be harmed.

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

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites and marketplaces, and a decrease in consumer traffic to our websites and marketplaces, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and marketplaces and the volume of sales generated by consumer traffic varies and can decline from time to time. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer sales.

We depend on third-party website publishers for a significant portion of our visitors, and any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A portion of our revenue is attributable to visitors originating from advertising placements that we purchase on third party websites. In some instances, website publishers may change the advertising inventory they make available to us at any time and, therefore, impact our revenue. In addition, website publishers may place restrictions on our offerings, which may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content. If a website publisher decides not to make advertising inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find advertising inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of website publishers could eventually lead to a concentration of desirable inventory on a small number of websites or networks, which could limit the supply of inventory available to us or increase the price of inventory to us. If any of the foregoing occurs, our revenue could decline or our operating costs may increase.

Our failure to meet content and inventory standards and provide services that our advertisers and inventory suppliers trust could harm our brand and reputation and negatively impact our business, financial condition and operating results.

We do not provide or control the content of the advertisements that are displayed by content providers we work with, including those provided by Google or Microsoft. Advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal and they are hesitant to spend money without guaranteed brand security. Consequently, our reputation depends in part on providing services that advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case, we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be successful in doing so. Our clients could intentionally run campaigns that do not meet the standards of our inventory suppliers or attempt to use illegal or unethical targeting practices or seek to display advertising in jurisdictions that do not permit such advertising or in which the regulatory environment is uncertain, in which case our supply of ad inventory from such suppliers could be jeopardized. some of our competitors undertake human review of content, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease this risk. We may provide access to inventory that is objectionable to our advertisers, serve advertising that contains malware, objectionable content or is based on questionable targeting criteria to our inventory suppliers, or be unable to detect and prevent non-human traffic, any one of which could harm our or our clients’ brand and reputation, and negatively impact our business, financial condition and operating results.

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

New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

• the liability of online service providers for actions by customers, including fraud, illegal content, spam, phishing, libel and defamation, hate speech, infringement of third-party intellectual property and other abusive conduct;

• other claims based on the nature and content of Internet materials;

• user data privacy and security issues;

• consumer protection risks;

• digital marketing aspects;

• characteristics and quality of services;

• our ability to automatically renew the premium subscriptions of our users;

• cross-border e-commerce issues; and

• ease of access by our users to our product offerings, including RAMP.

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

Litigation could distract management, increase our expenses or subject us to material monetary damages and other remedies.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, or CCPA, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data and provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CRPA, which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law.

Laws governing the processing of personal data in Europe (including the U.K., European Union and European Economic Area, or EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation, or GDPR, which applies to us, came into effect on May 25, 2018. Like the laws passed in California and other states, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below). Although the framework is actively in use, we cannot predict its effectiveness over the long-term. European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we must comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

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

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice (a decision referred to as “Schrems II”) as an adequate mechanism by which EU companies may pass personal data to the United States, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. In October 2022, the White House released an executive order implementing a new EU-U.S. data transfer mechanism, the Trans-Atlantic Data Privacy Framework (“DPF”). The DPF aims to address the concerns raised by the court in Schrems II relating to perceived risks of transferring personal data to the United States by putting in place a new set of “commercial principles” similar to the old Privacy Shield Framework together with new rules governing U.S. intelligence authorities and redress for EU individuals. The European Commission launched an assessment of the DPF’s adequacy, which is expected to be completed in 2023. If granted, an adequacy determination would reduce the legal uncertainty of cross-border transfers of personal data. However, until an adequacy determination is granted, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. If all or some jurisdictions within the EU or the United Kingdom determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States and if the DPF is not ultimately adopted, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.

Regulatory investigations and enforcement actions could also impact us. In the U.S., the Federal Trade Commission, or FTC, uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

Adapting our business to privacy laws enacted at the state level and their implementing regulations and to the enhanced and evolving privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance cost. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under existing and future data privacy laws and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.

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

Our current or future trademarks or trade names may be challenged, opposed, infringed, circumvented or declared generic or descriptive, determined not to be entitled to registration, or determined to infringe trademark rights owned by third-parties. We have received correspondence from counsel for a United Kingdom-based advertising testing company and its United States subsidiary (collectively, the “Demanding Group”) alleging trademark infringement based on our use of the “SYSTEM1” trade name and mark in the United States, and alleged use of the “SYSTEM1” trade name and mark in the United Kingdom. The correspondence demanded that we cease and desist from using the “SYSTEM1” name and mark, and made reference to potential legal action if we do not comply with that demand. While we were engaged in active discussions and correspondence with the Demanding Group to resolve the matter, the Demanding Group filed a lawsuit in the United States District Court for the Southern District of New York on September 27, 2021 (the “Infringement Suit”) alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws, seeking, among other things, an injunction, disgorgement of profits, actual damages and attorneys’ fees and costs. In November 2021, we filed a motion to dismiss the Infringement Suit, which was granted in part (without prejudice) and denied in part. As a result of the court’s ruling on the motion to dismiss, the Demanding

Group filed an Amended Complaint in October 2022, which matter remains pending. We intend to vigorously defend our rights in the Infringement Suit. No lawsuit has been filed in the United Kingdom, and we do not believe that our activities infringe any rights of the Demanding Group in the United Kingdom because, among other defenses, we do not offer services to customers using the SYSTEM1 name and mark in the United Kingdom. The parties to the Infringement Suit have been negotiating a mediated settlement and co-existence agreement, which is still in process and the terms of which have yet to be finalized, while the matter remains outstanding.

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

We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. We have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters and reduced reporting periods. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Trebia; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th in which case we would no longer be an emerging growth company as of the following December 31.

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

The market price of our Common Stock and Warrants is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:

•    our operating and financial performance and prospects;

•    our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•    conditions that impact demand for our products;

•    future announcements concerning our business, our customers’ businesses or our competitors’ businesses;

•    the public’s reaction to our press releases, other public announcements and filings with the SEC;

•    the size of our public float;

•     coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•    market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•    strategic actions by us or our competitors, such as acquisitions or restructurings;

•    changes in laws or regulations that adversely affect our industry or us;

•    changes in accounting standards, policies, guidance, interpretations or principles;

•    changes in senior management or key personnel;

•    issuances, exchanges or sales, or expected issuances, exchanges or sales, of our capital stock;

•    changes in our dividend policy;

•    adverse resolution of new or pending litigation against us; and

•    changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Common Stock and Warrants, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock and Warrants is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities Class Action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and other current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we have experienced an increase in legal, accounting and other expenses compared to that S1 Holdco incurred prior to the Merger, and we expect to incur these increased costs while we remain a public company. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

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

The Warrant Agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Common Stock issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the Warrant

Agreement; (ii) if we have so elected and the shares of Common Stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering the Warrants for that number of shares of Common Stock equal to (A) the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the excess of the “Fair Market Value” (as defined in the next sentence) over the exercise price of the Warrants by (y) the Fair Market Value. The “Fair Market Value” is the average closing price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the Warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such Warrants for cash.

We may amend the terms of the Warrants in a manner that may have an adverse effect on holders of Public Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

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

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worth less than what you paid for them.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, (a) at a price of $0.01 per Warrant, provided that (i) the last reported sales price of the Class A ordinary shares for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) and (ii) there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants, and a current prospectus relating thereto, available throughout the 30-day Redemption Period (as defined in the Warrant Agreement), or (b) provided that the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like)
. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal offices in Marina Del Rey, California. We also maintain office and data center space in various cities within the United States, the UK and Canada. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe the ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows reflected in the consolidated financial statements. There can be no assurance, however, that the ultimate resolution of such actions will not materially or adversely affect our consolidated financial position, results of operations, or cash flows. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated.

On or around March 30, 2023, the Company received a letter from counsel for Alta Partners, LLC (“Alta”), which purports to be a holder of certain Public Warrants of the Company (“Demand Letter”). The Demand Letter alleges that the Company breached the terms of the Warrant Agreement, and that Alta is entitled to approximately $5.7 million in damages, plus prejudgment interest, as a result. On April 20, 2023, counsel for the Company responded to the Demand Letter, denying that any breach occurred or that Alta is entitled to any damages (“Response Letter”). The Company continues to deny liability and will defend vigorously against any claims.

Information in response to this Item is included in “Part II — Item 8. — Note 11—COMMITMENTS AND CONTINGENCIES” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock and Warrants are listed on NYSE under the symbols “SST” and “SST.WS,” respectively. Prior to the consummation of the Merger, the Trebia Class A common stock, units and warrants were listed on NYSE under the symbols “TREB”, “TREB.U” and “TREB.WS,” respectively. There is no public trading market for our Class C common stock.

Holders of Record

As of April 20, 2023, there were approximately 447 holders of record of our Class A common stock, 72 holders of record of our Class C common stock and 2 holders of record of our warrants. The actual number of stockholders of our Class A common stock and the actual number of holders of our warrants is greater than the number of record holders and includes holders of our common stock or warrants whose shares of common stock or warrants are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any dividends on our Class A or Class C common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to finance the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our Board of Directors considers relevant. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our financial condition. In addition, our credit facility contains restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On March 4, 2022, in connection with the Company's acquisition of NextGen Shopping, Inc. (d/b/a "CouponFollow"), the Company issued 2,000 shares of its Class A common stock with a total fair value of $25,500 in a private placement, which shares were subsequently registered on our Registration Statement on Form S-1, originally filed with the SEC on April 1, 2022, as subsequently amended (Reg. No. 333-262608).

2022 Repurchase Program

In August 2022, the Company's Board of Directors authorized up to $25 million for the repurchase of the Company's Class A common stock and Public Warrants (the “2022 Repurchase Program”). As of December 31, 2022, the Company had a remaining balance of approximately $24 million under the 2022 Repurchase Program.

Below is a summary of the share repurchases that were traded and settled during the three    months ended December 31, 2022:

Period (in thousands, except share price)	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2022 to October 31, 2022	190	$5.91	190	$23,878
November 1, 2022 to November 30, 2022		$—	—	$23,878
December 1, 2022 to December 31, 2022		$—	—	$23,878

[1] All of the shares were purchased in open market transactions.
[2] The average price paid per share was calculated on a settlement basis and includes commissions.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1, Inc and its subsidiaries and references to “Trebia” refer to the Company, formerly known as Trebia Acquisition Corp., prior to the Merger (as defined below).

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, as well as our prospectus, dated April 13, 2022, filed with the Securities and Exchange Commission, or SEC. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of December 31, 2022 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through December 31, 2022 (Successor) and for the year ended December 31, 2021 (Predecessor). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” All figures are presented in thousands, except percentages, rates and unless otherwise noted.

References to “Notes” are notes included in our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Company Overview
We operate an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and selling antivirus software packages to end user customers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire users, RAMP allows us to monetize these acquired users through our relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP also allows third party advertising platforms and publishers (“Network Partners”) to send user traffic to, and monetize user traffic on, our owned and operated websites or throughout our monetization agreements. RAMP operates across our network of owned and operated websites, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Facebook, Taboola and Zemanta.

Through RAMP, we process approximately 28 million daily advertising campaign optimizations and ingest approximately 5 billion rows of data daily across more than 40 advertising categories as of December 31, 2022. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data on monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals.

S1 Holdco was founded in 2013 with a focus on monetizing user traffic acquired by its Network Partners. Since launching, it has expanded to support additional advertising formats across numerous advertising platforms, and has acquired several leading websites, enabling it to control user acquisition and experience, and monetize user traffic on its behalf via its network of owned and operated websites. As of December 31, 2022, S1 Holdco owns and operates approximately 40 websites, including leading search engines like info.com and Startpage.com, and publishing digital media sites and utilities, such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

We, through Protected.net, also provide antivirus and consumer privacy software solutions, offering our customers a single packaged solution that provides protection and reporting to the end user. We deliver our antivirus software solutions directly to end-user customers across the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on customers' specific needs. These products include unlimited devices, Adblock, and ID Protect and are managed to ensure they provide a value-added service to the customer base. The software is sold in either a monthly or annual subscription predominantly through the flagship brand TotalAV. As of December 31, 2022, Protected.net had over 2.4 million active subscribers for its products.

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

The Merger

On June 28, 2021, we entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (the “Business Combination Agreement”) by and among us, S1 Holdco and Protected. On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company was organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. Our combined business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares and public warrants ceased trading on the New York Stock Exchange (“NYSE”), and System1 Inc.s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The Company was deemed the accounting acquirer in the Merger, and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger; and (ii) the consolidated results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial information include a Predecessor period, which include the periods through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022 through December 31, 2022. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables within the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

Refer to Note 3—MERGER and Note 6 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, AND INTANGIBLE ASSETS, NET — for additional information.

Components of Our Results of Operations

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

We, through Protected.net, are also engaged in selling security software solutions to customers. The subscription business provides real-time antivirus protection, a safe-browsing feature, adblocking, identity-theft protection, blocking of malicious websites and data breach monitoring. Subscription revenue is primarily derived from the (i) delivery of the antivirus software and (ii) delivery of the additional add-on service(s), which all are provided on a fixed-price basis. The performance obligations related to subscription, maintenance and support are satisfied over the length of the relevant customer contract, and the associated subscription revenue is recognized over the contract term on a ratable basis, which is consistent with transfer of control. Our services rendered to customers are generally paid for in advance with cash receipts recorded as deferred revenue, which represents a liability under a noncancelable contract.

Revenue may fluctuate from period to period due to a number of factors including seasonality and the shift in mix of user acquisition sources from Advertising Partners, and renewal rates of customers for subscription services.
We have three reportable segments:
•Owned and Operated Advertising ("O&O");
•Partner Network; and
•Subscription.

Refer to Note 16—SEGMENT REPORTING for additional information.

Operating Expenses
We classify our operating expenses into the following categories:

Cost of Revenues (excluding depreciation and amortization). Cost of revenues primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to the Company’s websites and services, as well as content, publishing, domain name registration costs, licensing costs to provide mapping services to Mapquest.com, and costs related to the utilization of antivirus engine licensing related to APIs for the antivirus product. The Company does not pre-pay any traffic acquisition costs, and therefore, expenses such costs as incurred.

Salaries and Benefits. Salaries and benefits expenses include salaries, bonuses, stock-based compensation, non-capitalized personnel costs incurred in the capitalized internal use software development, and employee benefits costs.
We expect to continue to invest in corporate infrastructure to support our growth. We expect salaries and benefits to increase in absolute dollars in future periods.
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

Impairment of Goodwill. We test for goodwill annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We record impairment of goodwill when the carrying amount of a reporting unit exceeds its fair value. Refer to the discussion below and Note 6 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, AND INTANGIBLE ASSETS, NET — Goodwill Impairment for additional information.
Other Expenses
Other expenses consist of the following:
Interest Expense. Interest expense is primarily related to our debt, which carries a variable interest rate.

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities relates to the mark to market of our liability-classified public and private warrants.

Income tax (benefit) provision

The Company is the managing member of S1 Holdco and, as a result, consolidates the financial results of S1 Holdco in its consolidated financial statements. S1 Holdco is a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As an entity classified as a partnership for tax purposes, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from S1 Holdco based on the Company's economic interest in S1 Holdco. Various subsidiaries are subject to income tax in the United States and in other countries.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented.

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
(in thousands)
Revenue	$773,940	$52,712	$688,389
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	538,779	41,507	521,113
Salaries and benefits	194,976	31,181	66,747
Selling, general, and administrative	63,478	15,665	35,813
Depreciation and amortization	118,652	1,000	13,885
Impairment of goodwill	366,309	—	—
Total operating costs and expenses	1,282,194	89,353	637,558
Operating income (loss)	(508,254)	(36,641)	50,831
Other expense:
Interest expense	32,050	1,049	16,870
Change in fair value of warrant liabilities	3,751	—	—
Total other expense	35,801	1,049	16,870
Income (loss) before income tax	(544,055)	(37,690)	33,961
Income tax (benefit) provision	(101,976)	(629)	965
Net income (loss)	$(442,079)	$(37,061)	$32,996
Net loss attributable to non-controlling interest	(105,682)	—	—
Net income (loss) attributable to System1, Inc.	$(336,397)	$(37,061)	$32,996

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Revenue	100%	100%	100%
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	70%	79%	76%
Salaries and benefits	25%	59%	10%
Selling, general, and administrative	8%	30%	5%
Depreciation and amortization	15%	2%	2%
Impairment of goodwill	47%	—%	—%
Total operating expenses	166%	170%	93%
Operating income (loss)	(66)%	(70)%	7%
Other expense:
Interest expense	4%	2%	2%
Change in fair value of warrant liabilities	—%	—%	—%
Total other expense, net	5%	2%	2%
Income (loss) before income tax	(70)%	(72)%	5%
Income tax (benefit) provision	(13)%	(1)%	—%
Net income (loss)	(57)%	(70)%	5%
Net loss attributable to non-controlling interest	(14)%	—%	—%
Net income (loss) attributable to System1, Inc.	(43)%	(70)%	5%

* Percentages may not sum due to rounding

The comparability of our operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021 was impacted by the Merger, as discussed above, and the acquisitions discussed in Note 4—ACQUISITIONS. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations.

Comparisons of Results of Operations for the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through December 31, 2022 (Successor) and the year ended December 31, 2021 (Predecessor)

Revenue

The following tables set forth our revenue by reportable segment.

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021	2022 vs. 2021 change (%)
Revenue:
Owned and Operated Advertising	$556,303	$49,249	$652,884	(7)%
Partner Network	55,926	3,463	35,505	67%
Subscription	161,711	—	—	100%
Total Revenue	$773,940	$52,712	$688,389	20%

Owned and Operated Advertising

The decrease in Owned and Operated Advertising revenues for the year ended December 31, 2022, compared to the same prior year period, was primarily due to deteriorating macroeconomic conditions and reductions in both advertiser and overall consumer demand, partially offset by an increase due to acquisitions. Compared to the same prior period Revenue Per Session ("RPS") decreased $0.05.

Partner Network

The increase in Partner Network revenue for the year ended December 31, 2022, compared to the same prior year period, was due to our continued investment in this business and growth from partners signed in prior years. For the year ended December 31, 2022, compared to the same prior year period, the number of sessions increased by approximately 163 million.

Subscription

In connection with the Merger, we acquired Protected and began recognizing subscription revenue. We had no end-consumer subscription revenues for the year ended December 31, 2021.

Revenue and Cost Metrics

We use total advertising spend, number of Owned & Operated Advertising sessions (“O&O sessions”), number of Partner Network sessions (“Network sessions”), Owned & Operated Advertising cost-per-session (“O&O CPS”), Owned & Operated Advertising revenue-per-session (“O&O RPS”) and Partner Network revenue-per-session (“Network RPS”) to track our operations. We define total advertising spend as the amount of advertising that is spent by us to acquire traffic to our websites. We define O&O sessions as the total number of monetizable user visits to our Owned & Operated Advertising websites. We define Network sessions as the number of monetizable user visits delivered by our network partners to RAMP. Monetizable visits exclude those visits identified by our advertising partners as spam, bot, or other invalid traffic. We define CPS as advertising spend divided by O&O sessions. We define O&O RPS as O&O Revenue divided by O&O sessions. We define Network RPS as Partner Network revenue divided by Network sessions.

Cost of revenues

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021	2022 vs. 2021 change (%)
Cost of revenues	$538,779	$41,507	$521,113	11%
Percent of revenue	70%	79%	76%

The increase in cost of revenues dollars for the year ended December 31, 2022, compared to the same prior year period, was due to the acquisition of Protected, which contributed $99 million of the increase, partially offset by an adjusted Gross Profit decrease in user acquisition costs in the O&O segment. O&O user acquisition costs for the year ended December 31, 2022, decreased $40 million primarily due to deteriorating macroeconomic conditions and reductions in both advertiser and overall consumer demand, and a discontinuation in certain business lines, which resulted in a $0.04 decrease in Cost Per Session (“CPS”).

Our chief operating decision maker measures and evaluates reportable segments based on segment operating revenues as well as adjusted gross profit and other measures. We define and calculate adjusted gross profit as revenue less advertising expense to acquire users. The remaining cost of revenues consist of non-advertising expenses such as set-up costs, royalties and fees. We exclude the following items from segment adjusted gross profit: depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments.

The following supplemental tables set forth our adjusted gross profit by reportable segment.

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021	2022 vs. 2021 change (%)
Segment Adjusted Gross Profit:
Owned and Operated Advertising	$138,560	$8,768	$143,284	3%
Partner Network	42,291	3,012	35,505	28%
Subscription	78,220	—	—	100%
Total Adjusted Gross Profit	$259,071	$11,780	$178,789	51%

Refer to the Revenue and Cost of revenues discussions above. Additionally, refer to Note 16—SEGMENT REPORTING for additional information.

Salaries and benefits

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021	2022 vs. 2021 change (%)
Salaries and benefits	$194,976	$31,181	$66,747	>100%
Percent of revenue	25%	59%	10%

The increase in salaries and benefits dollars for the year ended December 31, 2022, compared to the same prior year period, was primarily due to $131 million in stock-based compensation, which included $51 million related to the Protected.net Incentive Plan (as defined below), and $24 million recognized upon the close of the Merger, and $21 million in salaries and related expenses due to increased headcount from the Merger and our recent acquisitions. For additional information on our stock-based compensation, refer to Note 3—MERGER and Note 19—STOCK-BASED COMPENSATION.

Selling, general, and administrative

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021	2022 vs. 2021 change (%)
Selling, general, and administrative	$63,478	$15,665	$35,813	>100%
Percent of revenue	8%	30%	5%

The increase in selling, general, and administrative expense for the year ended December 31, 2022, compared to the same prior year period, was primarily due to additional costs associated with becoming and operating as a public company of $16 million, costs associated with our 2022 acquisitions of $12 million and an increase in costs associated with the Merger of $10 million.

Depreciation and amortization

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021	2022 vs. 2021 change (%)
Depreciation and amortization	$118,652	$1,000	$13,885	>100%

The increase in depreciation and amortization expense for the year ended December 31, 2022, compared to the same prior year period, was primarily due to additions of intangible assets as a result of the Merger, along with subsequent acquisitions.

Impairment of goodwill

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021	2022 vs. 2021 change (%)
Impairment of goodwill	$366,309	$—	$—	100%

We have experienced adverse macroeconomic impacts as a result of changes in market conditions and increases in interest rates, which contributed to reduced forecasted revenues and reduced expectations for future cash flows. In response to these ongoing macroeconomic conditions and a broad weakening of consumer demand during the third quarter of 2022, we reduced our earnings forecasts for the Owned and Operated Advertising & Partner Network reportable segments. Given these adverse impacts, we performed an interim quantitative goodwill impairment analysis for all our reporting units as of September 30, 2022. We further performed our annual impairment test as of December 31, 2022. As a result of these impairment tests, we recorded impairments of goodwill in the amount of $366.3 million associated with certain of our reporting units as the fair value of these reporting units had declined below their fair value. Refer to Note 6 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, AND INTANGIBLE ASSETS, NET — Goodwill Impairment for additional information.

Interest expense

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021	2022 vs. 2021 change (%)
Interest expense	$32,050	$1,049	$16,870	96%

The increase in interest expense for the year ended December 31, 2022, compared to the same prior year period, was due to an increase in our outstanding loan balances as a result of the Term Loan and Revolving Facility, which we entered into as part of the Merger, partially offset by a decrease in the weighted average interest rate. Refer to Note 12 — DEBT, NET, for additional information.

Change in fair value of warrant liabilities

The changes in fair value of warrant liabilities of $3,751 in 2022 was driven by the fluctuations in the market value of our Class A common stock since the Merger.

Income tax (benefit) provision

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021	2022 vs. 2021 change (%)
Income tax (benefit) provision	$(101,976)	$(629)	$965	<100%
Effective tax rate	19%	2%	3%

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), effects of predecessor flow through income allocations, changes in unrecognized tax benefits and outside basis adjustments.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $24,606.

To date, our available liquidity and operations have been financed through cash from the Merger, credit facilities, and cash flows from operations. We are subject to certain business risks, including dependence on key employees, dependence on key contracts, competition from alternative technologies, and dependence on growth to achieve our business and operational objectives.

Our revenues are dependent on two key Advertising Partners, which are Google and Microsoft. Refer to our concentration with customers discussion at Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Risk and Concentrations for additional information.

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

Credit Facilities

In connection with the Merger discussed above, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“Revolving Facility”) on January 27, 2022, providing for a 5.5 year Term Loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The Revolving Facility was for $50,000. As of December 31, 2022, $50,000 was outstanding on the Revolving Facility and principal of $385,000 was outstanding on the Term Loan. Through December 31, 2025, $5,000 of the Term Loan is payable quarterly. From March 31, 2026, $7,500 of the Term Loan is payable quarterly. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the Revolving Facility exceeds 35% of the $50,000 Revolving Facility at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure.

The Revolving Facility matures in January 2027, and accordingly, it is classified within long-term debt, net on the consolidated balance sheet as of December 31, 2022. The interest rate on the Revolving Facility is the adjusted Term SOFR plus 2.5% with an adjusted Term SOFR floor of 0%. In March 2022, we borrowed $49,000 under our Revolving Facility, to fund a portion of the purchase price related to our CouponFollow acquisition.

We have been able to and expect to be able to continue to make payments on the principal and interest of the above debt agreements on a timely basis.

As of December 31, 2022, future minimum principal payments on long-term debt were as follows:

Successor
2023	$20,000
2024	20,000
2025	20,000
2026	30,000
2027	345,000
Total future minimum principal payment	$435,000
Less: current portion	(20,000)
Long-term portion	$415,000

On May 1, 2023, the Company did not deliver audited financials as required under the terms of its credit agreement. On May 1, 2023, the Company received a notice of default, which started a 30 day cure period, ending on May 31, 2023, within which the Company could remedy the default. On June 1, 2023, as a result of not delivering its audited financial statements for the fiscal year ended December 31, 2022, the default constitutes an event of default. As a result, the outstanding principal balances of the Term Loan and Revolving Facility of $430,000 as of the date of this report may be callable by Bank of America at the request of, or with the consent of, the required majority of lenders thereunder. Upon delivery of the audited financial statements, the event of default is no longer continuing and the Company is in compliance with the credit agreement, which eliminates the ability of the lenders to exercise remedies with respect thereto.

2023 Revolving Note

On April 10, 2023, Orchid Merger Sub II, LLC (“Orchid Sub”), a wholly-owned subsidiary of System1, Inc., entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and non-interested members of our Board of Directors. Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”).

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus 3.15%. Orchid Sub may borrow amounts under the 2023 Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). We may borrow up to our commitment amount, and may reuse the loan again after the balance has been paid down. The final maturity date under the 2023 Revolving Note is July 10, 2024. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded Commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a closing fee equal to 12.0% of each Lender’s Commitment under the 2023 Revolving Note, payable within 180 days of April 10, 2023. In addition, Orchid Sub agreed to reimburse the Lenders for their reasonable and documented costs expenses incurred in connection with the negotiation, documentation and execution of the 2023 Revolving Note. As of the date of this filing, the available balance under the 2023 Revolving Note was $15,000.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor
(in thousands)	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Net cash provided by (used in) operating activities	$3,317	$(10,603)	$60,705
Net cash used in investing activities	$(454,009)	$(441)	$(6,535)
Net cash used in financing activities	$(27,729)	$—	$(34,585)

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

In the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in operating activities of $10,603 resulted primarily from a decrease in accounts payable of $67,600 due to the Merger and a net loss of $37,061. This was partially offset by an increase in accrued expenses of $57,488, non-cash stock-based compensation of $23,705 and a decrease in accounts receivable of $11,118 due to the Merger.

In the period from January 27, 2022 to December 31, 2022 (Successor), cash provided by operating activities of $3,317 resulted primarily from non-cash impairment of goodwill of $366,309, non-cash depreciation and amortization expense of $118,652 non-cash stock-based compensation of $106,943, and an increase in deferred revenue of $9,008. This was partially offset by a net loss of $442,079, non-cash tax benefit of $107,798, a decrease in other long-term liabilities of $28,395, a decrease in Protected.net incentive plan liability of $20,000, and a decrease in accrued expenses and other current liabilities of $13,478.

During the year ended December 31, 2021, cash provided by operating activities of $60,705 resulted primarily from Owned and Operated Advertising revenue, offset by user acquisition costs incurred to drive the growth and salaries and benefits costs, non-cash expenses of $22,632, and change in operating assets and liabilities of $5,077 primarily due to an increase in accounts payable of $20,756 due to increased user acquisition costs, and an increase in accrued expenses of $12,113 primarily related to the Merger. This was partially offset by an increase in accounts receivable of $19,064 as a result of increased collections, an increase in prepaid assets of $4,968 due to an increase in vendor services to support the growth of the Company, and a decrease in long term liabilities of $3,842 primarily due to reclassification of the former CEO’s profit interest to short term liabilities.

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

In the period from January 27, 2022 to December 31, 2022 (Successor), cash used in investing activities of $454,009 resulted primarily from the acquisitions of S1 Holdco, Protected, RoadWarrior, CouponFollow and Answers of $444,074.

In the year ended December 31, 2021 (Predecessor), cash used in investing activities of $6,535 resulted primarily from costs capitalized for internally developed software.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our debt, distributions to members related to tax obligations, acquisition related contingent consideration and proceeds from the sale of assets.

In the period from January 1, 2022 to January 26, 2022 (Predecessor), there was no cash provided or used in financing activities.

In the period from January 27, 2022 to December 31, 2022 (Successor), cash used in financing activities of $27,729 resulted primarily from redemptions of Trebia Class A ordinary shares of $510,469, repayment of existing term loan of $187,488, and payment of debt financing costs related to the Term Loan of $24,845, partially offset by proceeds from the Term Loan and Revolving Facility of $450,000 and the Cannae Backstop of $246,484.

In the year ended December 31, 2021 (Predecessor), cash used in financing activities of $34,585 resulted primarily from tax distributions to members of $14,579, repayments of debt of $11,636, payment of acquisition related contingent consideration of $5,000 related to the acquisition of Startpage, $1,715 related to the acquisition of Concourse, and related party loan of $1,500.

In August 2022, our Board of Directors authorized up to $25,000 for the repurchase of our Class A common stock and Public Warrants ("2022 Repurchase Program"). During the year ended December 31, 2022 we repurchased 190 shares for an aggregate purchase price of $1,122 under the 2022 Repurchase Program.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2021, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $8,000 between July 2022 and June 2023. As of December 31, 2022 (Successor), we remain contractually obligated to spend $4,115 towards this commitment.

Acquisitions

For potential commitments associated with our acquisitions refer to Note 3—MERGER and Note 4—ACQUISITIONS.

Contingencies

From time to time, we are subject to contingencies that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not currently believe the resolution of any such contingencies will have a material adverse effect upon our consolidated financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to: (1) valuation of goodwill, acquired intangible assets and long-lived assets for impairment, (2) valuation and recognition of our stock-based compensation awards, (3) income taxes, and (4) variable and contingent consideration. Significant estimates affecting the consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the consolidated financial statements.

Business combinations

The results of a business acquired in a business combination are included in our consolidated financial statements from the date of acquisition. We allocate the purchase price, which is the sum of the consideration provided which may consist of cash, equity, or a combination of the two, paid in a business combination for the identifiable assets and liabilities of the acquired business at their acquisition-date fair values. Any excess amount paid over the identifiable net assets is recorded as goodwill. The process for estimating the fair values of the acquired business involves the use of significant estimates and assumptions, including estimating average industry multiples, customer and service attrition rate, forecasted revenue and revenue growth rates, discount rates, technology migration rates, royalty rates and estimating future cash flows. We estimate the fair value based on assumptions which we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected our consolidated statements of operations.

Transaction costs associated with business combinations are expensed as incurred and are included in Selling, general and administrative expenses on our consolidated statements of operations. When purchase consideration includes contingent consideration, we record the fair value of the contingent consideration as of the date of acquisition, and subsequently remeasure the contingent consideration at fair value each reporting period through our consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and identifiable intangibles in a business combination. We account for goodwill in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other, which requires us to test goodwill at the reporting unit level for impairment at least annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform our annual goodwill impairment test on December 31.

We have the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than carrying amount, an impairment loss is recognized in an amount equal to the excess.

The fair values of our reporting units were computed by weighting a discounted cash flow model and a reference transaction model which included inputs developed using both internal and market-based data. The key assumptions in the discounted cash flow model included, but were not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflected the increases in market interest rates. The reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in this model included, but were not limited to, the selection of comparable transactions, revenue and EBITDA multiples and EBITDA margins from those transactions. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

As a result of adverse macroeconomic impacts as a result of changes in market conditions, increases in interest rates, and weakening of consumer demand during the third quarter of 2022, which contributed to reduced forecasted revenues and reduced expectations for future cash flows, we performed quantitative goodwill impairments tests of our four reporting units as of September 30, 2022. As a result, we fully impaired goodwill of $329,133 in our Publishing and Lead Generation reporting unit and partially impaired goodwill of $10,976 in our Partner Network reporting unit. The fair value of our Subscription reporting unit and our Search and Applications reporting unit exceeded their carrying amounts by 13% and 2%, respectively.

During the quarter ended December 31, 2022, we realigned our reporting structure due to changes in management such that our Search and Applications reporting unit became part of the Publishing and Lead Generation reporting unit and the new reporting unit was renamed Owned and Operating Advertising. Based on our annual impairment assessment as of December 31, 2022, we determined that the goodwill attributable to Owned and Operating Advertising of $26,200 was fully impaired. The fair value of our Partner Network reporting unit and our Subscription reporting unit exceeded their carrying amounts by 9% and 18%, respectively, as of December 31, 2022. Refer to Note 6 — GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET for additional information.

As of December 31, 2022, all our goodwill relates to our Partner Network and Subscription reporting units. Goodwill associated with the Partner Network and Subscription reporting units were $82,407 and $433,184 respectively, as of December 31, 2022. Any further deterioration in key assumptions or changes in the macroeconomic environment, including further interest rate increases, could adversely impact the fair value of these reporting units and could result in an impairment charge in the future. The Company applied a hypothetical sensitivity analysis by increasing the discount rate used in the valuation of the Partner Network and Subscription reporting units by 100 basis points as of December 31, 2022. An increase in the discount rate would result in the estimated fair values of the Partner Network and Subscription reporting units decreasing by approximately 7% and 13%, respectively. The fair values of each of these reporting units would continue to exceed their carrying amounts, though the excess of the fair value over the carrying amount would be reduced to approximately 1% and 5% for the Partner Networks and Subscription reporting units, respectively.

Stock-based compensation

Compensation cost related to stock-based payments is measured based on the fair value of the units issued and recognized within salaries and benefits expenses in our consolidated statements of operations. We have elected to treat stock-based payment awards with time-based service condition(s) only as a single award and recognizes stock-based compensation expense on a straight-line basis over the vesting period, which is generally four years. The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following:

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

Subsequent to the Merger, the fair value of our RSUs is derived from the market price of our Class A common stock, which is traded on the NYSE. We recognize compensation on a straight-line basis over the requisite service period for each award and recognize forfeitures as they occur.

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

We account for each of these awards as liability-classified until the awards are settled in cash or stock, respectively, and accordingly, when the 2024 Award is probable of achievement, we record stock-based compensation for that liability award. Refer to Note 19—STOCK-BASED COMPENSATION for additional information regarding liability-classified awards.

Stock-based compensation expense is included in the salaries and benefits expenses on the consolidated statements of operations.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Figures are presented in thousands, except percentages, rates and unless otherwise noted.

We have operations within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Term Loan and our Revolving Facility, which accrues interest at a variable rate. The interest rate on our Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75%. The interest rate on our Revolving Facility is the Term SOFR plus 2.5%. As of December 31, 2022 (Successor), $415,000 aggregate face value was outstanding on our Term Loan and $50,000 was outstanding on our Revolving Facility. We have not used any derivative financial instruments to manage our interest rate risk exposure from our Term Loan and Revolving Facility. Based upon the short-term investment amount as of December 31, 2022, a hypothetical one percentage point increase or decrease in the interest rate of our Term Loan and our Revolving Facility would result in a corresponding increase or decrease in interest expense of approximately $4,150 annually.

Foreign Currency Exchange Rate Risk

We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of December 31, 2022, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $13,065. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of System1, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of S1 Holdco, LLC and its subsidiaries (Predecessor) (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in members’ deficit, and cash flows for the period from January 1, 2022 through January 26, 2022 and for the year ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 1, 2022 through January 26, 2022 and for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has violated a covenant which resulted in the outstanding principal balances under the Company’s Term Loan and Revolving Facility with Bank of America being callable at the request of, or with the consent of, the required majority lenders and has insufficient liquidity to settle the outstanding principal balances of the Term Loan and Revolving Facility that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
June 5, 2023

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of System1, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of System1, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the period from January 27, 2022 through December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from January 27, 2022 through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has violated a covenant which resulted in the outstanding principal balances under the Company’s Term Loan and Revolving Facility with Bank of America being callable at the request of, or with the consent of, the required majority lenders and has insufficient liquidity to settle the outstanding principal balances of the Term Loan and Revolving Facility that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
June 5, 2023

We have served as the Company’s auditor since 2020.

System1, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for par values)

	Successor	Predecessor
	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$24,606	$47,896
Restricted cash, current	9,074	—
Accounts receivable	80,927	90,203
Prepaid expenses and other current assets	11,901	7,689
Total current assets	126,508	145,788
Restricted cash, non-current	5,395	743
Property and equipment, net	4,022	830
Internal-use software development costs, net	6,948	11,213
Intangible assets, net	492,686	50,368
Goodwill	515,591	44,820
Operating lease right-of-use assets	6,484	—
Other non-current assets	2,822	3,149
Total assets	$1,160,456	$256,911

LIABILITIES AND STOCKHOLDERS’ EQUITY/ MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	12,068	72,846
Accrued expenses and other current liabilities	95,447	31,284
Protected.net incentive plan liability, current	15,436	—
Deferred revenue	70,164	1,971
Operating lease liabilities, current	2,149	—
Debt, net	15,021	170,453
Total current liabilities	210,285	276,554
Operating lease liabilities, non-current	5,875	—
Long-term debt, net	399,504	—
Warrant liability	7,798	—
Deferred tax liability	43,355	7,789
Protected.net incentive plan liability, non-current	15,824	—
Other liabilities	5,027	969
Total liabilities	687,668	285,312

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
Class A common stock - $0.0001 par value; 500,000 shares authorized, 91,674 Class A shares issued and outstanding as of December 31, 2022	9	—
Class C common stock - $0.0001 par value; 25,000 shares authorized, 21,747 Class C shares issued and outstanding as of December 31, 2022	2	—
Additional paid-in capital	829,687	—
Accumulated deficit	(445,301)	—
Members’ deficit	—	(28,829)
Accumulated other comprehensive income (loss)	(417)	428
Total stockholders’ equity/members’ deficit attributable to System1, Inc.	383,980	(28,401)
Non-controlling interest	88,808	—
Total stockholders’ equity/members’ deficit	472,788	(28,401)
Total liabilities and stockholders’ equity/members’ deficit	$1,160,456	$256,911

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share and per unit data)

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Revenue	$773,940	$52,712	$688,389
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	538,779	41,507	521,113
Salaries and benefits	194,976	31,181	66,747
Selling, general, and administrative	63,478	15,665	35,813
Depreciation and amortization	118,652	1,000	13,885
Impairment of goodwill	366,309	—	—
Total operating costs and expenses	1,282,194	89,353	637,558
Operating income (loss)	(508,254)	(36,641)	50,831
Other expense:
Interest expense	32,050	1,049	16,870
Change in fair value of warrant liabilities	3,751	—	—
Total other expense	35,801	1,049	16,870
Income (loss) before income tax	(544,055)	(37,690)	33,961
Income tax (benefit) provision	(101,976)	(629)	965
Net income (loss)	$(442,079)	$(37,061)	$32,996
Net loss attributable to non-controlling interest	(105,682)	—	—
Net income (loss) attributable to System1, Inc.	$(336,397)	$(37,061)	$32,996

Basic and diluted net loss per share	$(3.77)	n/a	n/a
Weighted average number of shares outstanding - basic and diluted	89,251	n/a	n/a
Basic and diluted net income (loss) per unit	n/a	$(1.81)	$1.61
Weighted average units outstanding - basic and diluted	n/a	20,488	20,488

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Net income (loss)	$(442,079)	$(37,061)	$32,996
Other comprehensive income (loss)
Foreign currency translation income (loss)	(723)	87	771
Comprehensive income (loss)	(442,802)	(36,974)	33,767
Comprehensive loss attributable to non-controlling interest	(105,762)	—	—
Comprehensive income (loss) attributable to System1, Inc.	$(337,040)	$(36,974)	$33,767

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Successor:
For the period from January 27, 2022 to December 31, 2022
BALANCE—January 26, 2022	51,750	$5	—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of the Merger	29,017	3	22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	8	22,077	2	1,450	—	722,362	(107,797)	—	198,691	813,266
Net loss	—	—	—	—	—	—	—	(336,397)	—	(105,682)	(442,079)
Exercise of warrants	3,969	—	—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	968	—	—	—	—	—	(2,089)	—	—	—	(2,089)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units	—	—	—	—	1,450	—	—		—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Conversion of Class C shares to Class A shares	330	—	(330)	—	—	—	2,714	—	—	(2,714)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	(41)	—	—	—	(41)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income	—	—	—	—	—	—	—	—	(417)	24	(393)
Stock-based compensation	—	—	—	—	—	—	55,187	—	—	—	55,187
Distribution to members	—	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Class A common stock repurchases	(190)	—	—	—	—	—	—	(1,107)	—	—	(1,107)
BALANCE—December 31, 2022	91,674	$9	21,747	$2	—	$—	$829,687	$(445,301)	$(417)	$88,808	$472,788

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Changes in Members’ Deficit
(In thousands)

	Members’ Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2022 to January 26, 2022
BALANCE—January 1, 2022	$(28,829)	$428	$(28,401)
Net loss	(37,061)	—	(37,061)
Accumulated other comprehensive income	—	87	87
Stock-based compensation expense	23,705	—	23,705
BALANCE—January 26, 2022	$(42,185)	$515	$(41,670)

	Members’ Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Deficit
Predecessor:
For the period January 1, 2021 to December 31, 2021
BALANCE—January 1, 2021	$(47,886)	$(343)	$(48,229)
Net income	32,996	—	32,996
Accumulated other comprehensive income	—	771	771
Stock-based compensation expense	413	—	413
Distribution to Court Square Capital Partners	(8,257)	—	(8,257)
Contribution from OpenMail	227	—	227
Distribution to OpenMail	(6,322)	—	(6,322)
BALANCE—December 31, 2021	$(28,829)	$428	$(28,401)

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Successor	Predecessor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Cash flows from Operating Activities:
Net income (loss)	$(442,079)	$(37,061)	$32,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	118,652	1,000	13,885
Stock-based compensation	106,943	23,705	413
Impairment of goodwill	366,309	—	—
Amortization of debt issuance costs	4,836	—	2,261
Noncash lease expense	1,532	115	—
Change in fair value of contingent consideration and CEO equity profit interest	—	(9)	7,054
Change in fair value of warrants	3,751	—	—
Deferred tax benefits	(107,798)	(816)	(981)
Other	661	—	—
Changes in operating assets and liabilities
Accounts receivable	4,602	11,118	(19,064)
Due from related party	—	—	—
Prepaids and other assets	(3,348)	1,069	(4,968)
Accounts payable	2,121	(67,600)	20,756
Accrued expenses and other liabilities	(13,478)	57,488	12,113
Protected.net incentive plan liability	(20,000)	—	—
Deferred revenue	9,008	311	82
Other long-term liabilities	(28,395)	77	(3,842)
Net cash provided by (used in) operating activities	3,317	(10,603)	60,705
Cash flows from Investing Activities:
Purchases of property and equipment	(3,546)	—	(49)
Capitalized software development costs	(6,389)	(441)	(6,486)
Acquisition of businesses, net of cash acquired	(444,074)	—	—
Net cash (used in) investing activities	(454,009)	(441)	(6,535)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	450,000	—	—
Repayment of term loan	(187,488)	—	(11,636)
Member capital contributions	—	—	227
Payments for financing costs	(24,845)	—	(382)
Payments for earnouts	(1,715)	—	—
Taxes paid related to net settlement of restricted stock awards	(2,090)	—	—
Redemptions of Class A common stock	(510,469)	—	—
Proceeds from warrant exercises	5,027	—	—
Purchases of treasury stock	(1,122)	—	—
Cash received from the Backstop	246,484	—	—
Payments on contingent consideration from purchase of companies	—	—	(6,715)
Related party loan	—	—	(1,500)
Distributions to members	(1,511)	—	(14,579)
Net cash (used in) financing activities	(27,729)	—	(34,585)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(57)	(19)	41
Net increase (decrease) in cash, cash equivalents and restricted cash	(478,478)	(11,063)	19,626
Cash and cash equivalents and restricted cash, beginning of the period	517,553	48,639	29,013
Cash and cash equivalents and restricted cash, end of the period	$39,075	$37,576	$48,639
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$24,606	$36,833	$47,896
Restricted cash	14,469	743	743
Total cash, cash equivalents and restricted cash	$39,075	$37,576	$48,639

Supplemental cash flow information:
Cash paid for income taxes	$8,298	241	$2,750
Cash paid for interest	$25,993	932	$14,740
Cash paid for operating lease liabilities	$2,199	175	$—
Operating lease assets obtained in exchange for operating lease liabilities	$2,064	7,987	$—
Tenant improvements paid by lessor	$636	—	$—
Stock-based compensation included in capitalized software development costs	$817	—	$—
Equity issuance to settle intercompany loan	$—	941	$—
Deferred consideration for acquisition	$6,850	—	$—
See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

1.ORGANIZATION AND DESCRIPTION OF BUSINESS

System1, Inc. and subsidiaries (“System1” or the “Company”) operates an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and sells antivirus software packages to end user customers.

The Company provides its omnichannel customer acquisition platform services through its proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire users, RAMP allows the Company to monetize such users through its relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP also allows third party advertising platforms and publishers (“Network Partners”), to send user traffic to, and monetize user traffic on, the Company’s owned and operated websites. RAMP operates across the Company’s network of owned and operated websites and related products, allowing it to monetize user traffic that it sources from various acquisition marketing channels, including Google, Facebook, Taboola and Zemanta.

The Company, through its wholly owned subsidiary Protected.net Group Limited, incorporated in England and Wales (“Protected.net”), also provides antivirus software solutions, offering its customers a single packaged solution that provides protection and reporting to the end user. The Company delivers its antivirus software solutions directly to end-user customers across the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs.

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

For the purposes of the consolidated financial statements, periods on or before January 26, 2022 reflect the financial position, results of operations and cash flows of S1 Holdco ("S1 Holdco") and its consolidated subsidiaries prior to the Merger (as defined in Note 3—MERGER), referred to herein as the “Predecessor,” and periods beginning on or after January 27, 2022 reflect the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries as a result of the Merger, referred to herein as the “Successor”.

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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company was a special purpose acquisition company originally incorporated as a Cayman Islands exempted company on February 11, 2020 under the name Trebia Acquisition Corp. (“Trebia”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On January 27, 2022, the Company consummated a business combination (the "Merger"), which resulted in the acquisition of S1 Holdco and System1 SS Protect Holdings, Inc. (“Protected”). Per the Merger, System1, LLC, a wholly-owned operating subsidiary of S1 Holdco, and Protected.net, a wholly-owned operating subsidiary of Protected, became subsidiaries of Trebia. As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable.

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations, and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger and (ii) the combined results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial statements include a Predecessor period, which includes the period through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of System1, Inc. and its subsidiaries for the Successor period, and S1 Holdco for the Predecessor periods. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements.

ASC 842 Adoption

On January 1, 2022, the Company adopted ASC 842, Leases ("ASC 842"), under the modified transition approach. This accounting standard provides several optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. Accordingly, for those leases that qualify, the Company did not recognize an operating lease asset or operating lease liability for existing short-term leases in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all leases. The adoption of ASC 842 did not have any effect on the Company's previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to the opening balance

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
of accumulated deficit on the accompanying consolidated balance sheet. The Company recorded $6,786 of operating lease assets, $7,987 of lease liabilities and reclassified $1,201 of deferred rent liabilities as a reduction to the beginning operating lease assets upon implementation of ASC 842. See Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Leases and Note 7—LEASES for additional details.
Risk and Concentrations
The Company is subject to certain business and operational risks, including competition from alternative technologies, as well as dependence on key Advertising Partners, key employees, key contracts, and growth to achieve its business and operational objectives.

Concentrations

The following table illustrates the concentration as a percentage of total revenues for the Company's key Advertising Partners:

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Google	68%	88%	84%
Microsoft	3%	4%	5%

As of December 31, 2022, the Company had (i) two paid search advertising partnership agreements with Google, and (ii) one paid search advertising partnership agreement with Microsoft. The Google agreements are in effect through February 28, 2025, and July 31, 2023, respectively. The agreement with Microsoft is in effect through June 30, 2025. Under certain circumstances, each of these agreements may be terminated by either the Company or the respective Advertising Partner immediately, or with minimal notice.

Accounts receivable are primarily derived from Advertising Partners located within the United States. As of December 31, 2022 (Successor), Google and Yahoo, represented 68% and 11%, respectively, of the Company’s accounts receivables balance. As of December 31, 2021 (Predecessor), these two Advertising Partners represented 72% and 10%, respectively, of the Company’s accounts receivables balance.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to: (1) valuation of goodwill, acquired intangible assets and long-lived assets, (2) valuation and recognition of the Company's stock-based compensation awards, (3) income taxes, (4) contingent consideration and (5) determination of the fair value of the warrant liabilities. Significant estimates affecting the accompanying consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. Management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the accompanying consolidated financial statements.

Cash and Cash Equivalents

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Cash and cash equivalents consist of amounts held as bank deposits. Cash is deposited with high-credit-quality financial institutions and, at times, such balances with any one financial institution may exceed the insurance limits of the prevailing regulatory body. Historically, the Company has not experienced any losses related to these cash balances and believes that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Accounts Receivable

Accounts receivable primarily represents amounts due from Advertising Partners, and these accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest. The Company does not require collateral for its accounts receivable. The Company considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer and current economic industry trends. These accounts receivables have historically been paid on a timely basis. Due to the nature of the accounts receivable balance, no allowance for doubtful accounts was necessary as of December 31, 2022 (Successor) and December 31, 2021 (Predecessor). The payment terms for the Company's accounts receivable are typically 30 days.

Foreign Currency

The functional currency of two of the Company's wholly-owned subsidiaries is the currency of the primary economic environment in which they operate. The assets and liabilities of these wholly-owned subsidiaries are translated at the prevailing rate of exchange at the balance sheet date, while the results of operations are translated at the average exchange rate in effect for the period. The translation adjustments resulting from translating the functional currency into U.S. dollars have been deferred as a component of accumulated other comprehensive income (loss) in stockholders' equity.

The functional currency of the Company's other wholly-owned non-U.S. subsidiaries is the U.S. dollar and accordingly, nonmonetary balance sheet accounts are remeasured with the appropriate historical rates. All other balance sheet accounts are translated at the prevailing rate of exchange at the balance sheet date, while the results of operations are translated at the average exchange rate in effect for the period. The gains and losses resulting from this remeasurement are reflected in the determination of net income (loss).

Warrant Liability

The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”; which are discussed in further detail in Note 13—WARRANTS and Note 14—FAIR VALUE MEASUREMENT) in accordance with ASC 815-40 under which the Warrants do not meet the criteria for equity classification, and therefore must be recorded as liabilities measured at fair value each balance sheet date, with changes in fair value recorded in Change in fair value of warrant liabilities in the consolidated statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants was estimated using the fair value of the Public Warrants.

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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The three-level hierarchy of inputs is as follows:

Level 1: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

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

Financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and warrant liabilities. Cash equivalents and restricted cash are stated at fair value on a recurring basis. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. As of December 31, 2022 and 2021, the Company's outstanding debt included a Term Loan, of which its fair value was estimated using an observable market quotation (Level 2).

The Company’s liabilities measured at fair value relate to the Public Warrant liabilities (Level 1), Private Placement Warrant liabilities (Level 2), the former CEO of S1 Holdco's equity profits interest liability (Level 3), and contingent consideration (Level 3).

Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. The Company determines the fair value by applying Level 3 unobservable inputs. For further information on the fair value assessment of goodwill and impairment charge recorded in 2022, refer to Note 6 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET — Valuation of Goodwill.

Restricted Cash

The Company’s restricted cash as of December 31, 2022 (Successor) primarily consists of the following items:

(i) cash held as collateral at one of the Company’s financial institutions to secure the Company’s letter of credit issued in favor of its landlord under the lease for its corporate office,

(ii) funds held by the Company's credit card processors to cover potential charge backs initiated by the Company's customers,

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

Property and Equipment, net

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are charged to expense as incurred, while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, and any resulting gain or loss is included in selling, general, and administrative expense on the accompanying consolidated statements of operations.

The estimated useful lives of the Company’s property and equipment for purposes of computing depreciation are as follows:

	(Years)
Computer equipment	3
Office equipment	3
Furniture, fixtures and equipment	3	-	7
Motor vehicles	4
Leasehold improvements	Shorter of the remaining lease term or estimated useful life for leasehold improvements.

Internal-use Software Development Costs, net

Internal-use software development costs are stated at cost, less accumulated amortization. The Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure, including continuing to develop and deploy its RAMP platform. Deployment activities focus on enhancement of our customer acquisition capabilities, including website enhancements and tools for marketing support, and upgrades of dashboards and reporting tools. These costs are comprised of personnel costs, which include salaries, bonuses, stock-based compensation and employee benefits’ expenses for employees who are directly associated with, and who devote significant time to, software projects, as well as external direct costs of materials and services consumed in developing or obtaining the software. Internal-use software development costs that do not meet the qualification for capitalization are expensed as incurred, and are recorded in Salaries and benefits expense on the accompanying consolidated statement of operations.

Internal-use software development activities generally consist of three stages: (i) the planning stage, (ii) the application and infrastructure development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, including costs associated with the post configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized once the preliminary project stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and the software will perform as intended. Capitalization ends once a project is substantially complete, and the software and technologies are ready for their intended purpose(s).

Internal-use software development costs are amortized using a straight-line method over an estimated useful life of three (3) years, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. The Company does not transfer ownership of its software or lease its software to third parties.

Intangible Assets

Intangible assets primarily consist of acquired technology, customer relationships and trade names/trademarks. The Company determines the appropriate useful life based on management’s estimate of the applicable intangible asset’s remaining economic useful life at the time of acquisition. Intangible assets are generally amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
benefits are consumed. Certain customer relationship intangibles are amortized on an accelerated basis based upon the expected timing of economic benefits which are derived from an analysis of customer attrition rates over the expected life. The fair value of the intangible assets acquired are determined using either the income or market methodologies.

The estimated useful lives of the Company’s intangible assets are as follows:

	Useful Life
	(Years)
Developed technology	4
Customer relationships	3	-	5
Trademarks and trade names	10
Other intangibles	4

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate that their carrying value may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used; significant adverse changes in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of its long-lived assets by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining useful lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment has occurred. During 2022, in conjunction with the Company's testing for impairment of goodwill, the Company performed an impairment assessment of its long-lived asset groups by comparing undiscounted cash flows with carrying values. The undiscounted cash flows exceeded the carrying value, and accordingly, the Company did not record any impairments of long-lived assets.

Refer to Note 6 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET — Goodwill Impairment for additional information.

Business Combinations

The results of a business acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided which may consist of cash, equity, or a combination of the two, paid in a business combination for the identifiable assets and liabilities of the acquired business at their acquisition-date fair values. Any excess amount paid over the identifiable net assets is recorded as goodwill. The process for estimating the fair values of the acquired business involves the use of significant estimates and assumptions, including estimating average industry multiples, customer and service attrition rate, forecasted revenue and revenue growth rates, discount rates, technology migration rates, royalty rates and estimating future cash flows. The Company estimates the fair value based on assumptions which the Company's management believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
measurement period, any subsequent adjustments are reflected in the Company’s consolidated statements of operations.

Transaction costs associated with business combinations are expensed as incurred and are included in selling, general and administrative expenses on the Company’s consolidated statements of operations. When purchase consideration includes contingent consideration, the Company records the fair value of the contingent consideration as of the date of acquisition, and subsequently remeasures the contingent consideration at fair value as of each reporting date through the Company’s consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and identifiable intangibles in a business combination. The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which requires the Company to test goodwill at the reporting unit level for impairment at least annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test on December 31.

The Company has the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value exceeds carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than carrying amount, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

The determination of fair value(s) requires the Company to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from a market participant perspective, discount rates and industry data. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Refer to Note 6 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET regarding impairment of goodwill in fiscal 2022.

Leases

On January 1, 2022, the Company adopted ASC 842, Leases, and recognized operating lease assets and operating lease liabilities on its consolidated balance sheet.

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

The Company’s operating leases are included in operating lease assets and operating lease liabilities on the Company’s consolidated balance sheet as of December 31, 2022 (Successor).

Operating lease assets and operating lease liabilities are initially recorded based on the present value of lease payments over the lease term, which may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company’s leases is not readily determinable, the incremental borrowing rate ("IBR") based on the information available on the

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
commencement date of the lease is used to determine the present value of lease payments. The IBR is estimated by calculating a discount rate based on available adjusted market data.

Operating lease assets include any lease incentives. Lease agreements with lease and non-lease components are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the term of the lease. Operating lease expenses are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.

See Note 7—LEASES for additional details.

Revenue Recognition
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

Revenue is also earned from revenue-sharing arrangements with the Company’s Network Partners for the use of its RAMP platform and related services that enable them to direct advertising provided by Advertising Partners to their advertising inventory. The Company has determined it is the agent in these transactions and reports revenue on a net basis, because (a) the Company does not control the underlying advertising space, (b) the Company does not acquire the traffic and does not have risk of loss in connection therewith and (c) the pricing is in the form of a substantively fixed-percentage revenue-sharing arrangement. The Company reports this revenue on a net basis with respect to the amount retained under its revenue-sharing arrangements, which represents the difference between amounts received by the Company from the Advertising Partners, less amounts remitted to the Network Partners based on underlying contracts.

The Company recognizes revenue upon delivering traffic to its Advertising Partners based on a cost-per-click or cost-per-thousand impression basis.

Subscription Revenue
In connection with the Merger and acquisition of Protected.net discussed in Note 3—MERGER, the Company is also engaged in selling antivirus, adblock, and safe browsing software as a service subscription ("SaaS") to customers. The subscription business provides real-time antivirus protection, a safe-browsing feature, adblocking, blocking of malicious websites and data breach monitoring. Subscription revenue is primarily derived from the (i) delivery of the antivirus software and (ii) delivery of the additional add-on service(s), which all are provided on a fixed-price

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
basis. The performance obligations related to subscription, maintenance and support are satisfied over the term of the customer contract and the associated subscription revenue is recognized over the contract term on a ratable basis, which is consistent with transfer of control. The Company’s services rendered to customers are generally paid for in advance with cash receipts recorded as deferred revenue, which represents a liability under a noncancellable contract.

Cost of Revenues

Cost of revenues primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to the Company’s websites and subscription services, as well as content, publishing, domain name registration costs, licensing costs to provide mapping services to Mapquest.com, credit card processing fees, and licensing costs related to the antivirus and other software available via APIs for sale and distribution of its SaaS products to end customers. The Company does not pre-pay any traffic acquisition costs, and therefore, expenses such costs as incurred.

Salaries and Benefits

Salaries and benefits expenses include salaries, bonuses, stock-based compensation, non-capitalized personnel costs incurred in the internal use software development, and employee benefits costs.

Stock-Based Compensation

Compensation cost related to stock-based payments is measured based on the fair value of the units issued and recognized in salaries and benefits expenses on the company’s consolidated statement of operations. The Company has elected to treat stock-based payment awards with time-based service condition(s) only as a single award, with the related compensation expense recognized on a straight-line basis. The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following:

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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Post-Combination Awards

For awards granted subsequent to the Merger, the Company’s fair value of the related restricted stock units was derived from the market price of its Class A common stock, which is traded on the NYSE. As these awards are subject only to time-based service conditions, the Company recognizes compensation expense for these awards on a straight-line basis over the requisite service period for each award, and recognizes forfeitures as they occur.

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

The Company recognizes compensation cost for these liability awards with performance and service conditions if and when it is deemed probable that the performance condition will be achieved. The probability of vesting is evaluated at each reporting period taking into consideration actual results to-date and forecasts and compensation cost adjusted to reflect the completed portion of the service period with a graded vesting attribution. Refer to Note 19—STOCK-BASED COMPENSATION for additional information.

Repurchased Shares

Repurchased shares of the Company's common stock are retired, and the cost of the retired shares in excess of par value, including any direct and incremental costs associated with the repurchase, is recorded as a decrease in retained earnings.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of fees for professional services, occupancy costs, travel and entertainment. These costs are expensed as incurred.

Depreciation and Amortization

Depreciation and amortization expenses are primarily attributable to the Company’s capital investments and consist of property and equipment depreciation and amortization of intangible assets with finite lives.

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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”, as applicable) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

The Company recognizes DTAs to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of operations. If the Company determines that it would not be able to realize its DTAs in the future in excess of their net recorded amount, it would make an adjustment to the DTA valuation allowance, which would increase the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of its technical merits and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes both accrued interest and penalties, when appropriate, in the provision for income taxes on the accompanying consolidated statements of operations.

Non-Controlling Interest

The Company reports a non-controlling interest representing the economic interest in S1 Holdco held by certain individuals and entities other than the Company. The non-controlling interest is comprised of certain selling equity holders of S1 Holdco that retained an economic interest in S1 Holdco through their ownership of Class B units in S1 Holdco as of the closing of the Merger, along with the same number of corresponding shares of Class C common stock in the Company. The non-controlling interest holders may, from time to time, require the Company to convert all or a portion of their economic interest via a redemption of their Class B units in S1 Holdco together with surrendering their corresponding shares of Class C common stock in the Company in exchange for shares of Class A common stock on a one-for-one basis. The Company's Board of Directors may elect to redeem the non-controlling interest holder's Class B units in cash. As future redemptions occur, this will result in a change in ownership and reduce the amount recorded as non-controlling interest and a corresponding increase in additional paid-in capital. As additional shares of Class A common stock are issued by the Company, Class A units in S1 Holdco are issued to the Company to maintain a one-to-one ratio of Class A common stock outstanding to the Company's Class A units in S1 Holdco.

During the quarter ended September 30, 2022, certain shareholders converted 330 Class C shares into Class A shares. As a result, the Company reduced the non-controlling interest balance in equity by $2,714 and increased the additional paid-in capital balance by the same amount.

The following table summarizes the ownership interest in S1 Holdco as of December 31, 2022 (Successor).

	Units	Ownership %
Class A units of S1 Holdco	91,674	81%
Class B units of S1 Holdco	21,747	19%

Recent Accounting Pronouncements

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequent amendments, Measurement of Credit Losses on Financial Instruments (Topic 326), which modifies the accounting methodology for most financial instruments. The guidance requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This guidance is effective for the Company for annual periods beginning after December 15, 2022, and early adoption is permitted. The adoption of this update on January 1, 2023 did not have a material effect on its consolidated financial statements.

3. MERGER

On June 28, 2021, the Company entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022) (the “Business Combination Agreement” or "BCA"), by and among S1 Holdco, Trebia, and Protected (collectively, the “Companies”). On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the "Merger") pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company is organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. The combined Companies’ business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares and public warrants ceased trading on the New York Stock Exchange ("NYSE"), and System1 Inc.'s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger consisted of the following:

•Cash;
•Class A common stock;
•Class C common stock;
•Replacement Awards.

The aggregate cash consideration was $440,155.

The aggregate equity consideration paid and/or retained for S1 Holdco Class B Units was $610,144, consisting of (a) the aggregate equity consideration payable under the Business Combination Agreement, consisting of shares of Class A common stock and Replacement Awards, and (b) the aggregate Class B Units in S1 Holdco retained by S1 Holdco equity holders at the Closing.

The fair value of the Class A common stock was determined by utilizing the transaction closing price per share per the BCA of $10.00 and a discount of 10%, as the shares were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics.

Additionally, the aggregate Class B units in S1 Holdco retained by S1 Holdco equity holders at the Closing Date resulted in a non-controlling interest. The 22,077 Class B units in S1 Holdco and the corresponding Class C common stock in the Company were determined to have an estimated value of $198,691. As the Class B units in S1 Holdco together with the corresponding shares of the Company's Class C common stock are exchangeable for shares of Class A common stock on a one-for-one basis, the fair value was determined using the same method as for the shares of Class A common stock, utilizing the transaction closing price of $10.00 and a discount of 10% (as the units and the corresponding shares of Class C common stock were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics). The fair value of $198,691 was included in non-controlling interest on the accompanying consolidated balance sheet and consolidated statements of changes in stockholders' equity.

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”), an investor in the Sponsor of Trebia, entered into a backstop agreement (the “Backstop Agreement”) on June 28, 2021, as amended on January

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Additionally, pursuant to the Backstop Agreement, the Selling Shareholders (i.e., certain shareholders of S1 Holdco and Protected prior to the Merger) agreed that, in the event shareholders of Trebia requested redemption of Trebia outstanding equity immediately prior to the Merger in excess of a certain dollar value threshold, certain equity holders of S1 Holdco and Protected would reduce their cash consideration and proportionally increase their equity consideration for the Merger, which is referred to as the “Seller Backstop Election”. In the event that the Seller Backstop Election was made, the Sponsors would forfeit their shares to allow the Company to then issue shares to the Selling Shareholders. The Seller Backstop Election was triggered and, as a result, the Sponsors forfeited 930 shares of Trebia Class B ordinary shares which were converted at time of Merger, at a one-to-one ratio, into shares of Class A common stock of System1 and delivered to the various selling shareholders of S1 Holdco, collectively referred to as the “Sponsor Promote Shares”. The total consideration amount, in a combination of cash and equity consideration, did not change from the amount agreed in the Business Combination Agreement due to this Seller Backstop Election. The Company recorded $7,706 in Salaries and benefits expense and $661 in Selling, general and administrative expense for Sponsor Promote Shares during the period January 27, 2022 through March 31, 2022 (Successor).

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

In accordance with the Amended and Restated Sponsor Agreement entered into concurrently with the Business Combination Agreement, the Company issued 1,450 Class D shares to the Trebia sponsors in exchange for 1,450 Trebia Class B shares ("Sponsor RSA's"). The difference in the fair value of the two was treated as a capital contribution. The founders of S1 Holdco and Protected were also issued 1,450 Class D shares ("Seller RSUs"). Further, in connection with the Merger, the Company also effected an incentive plan for Protected business. Refer to Note 19—STOCK-BASED COMPENSATION for additional information on the Seller RSU's and the Protected Incentive Plan.

Concurrently with the consummation of the Merger, System1 entered into a tax receivable agreement with the minority holders of S1 Holdco, (the “Tax Receivable Agreement” or "TRA"), pursuant to which, among other things, the parties to the Tax Receivable Agreement have agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income tax that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B Units in S1 Holdco (together with the corresponding shares of the Company’s shares of Class C common stock) in exchange for shares of the Company’s Class A common stock. As of the Closing Date, the fair value of obligations under the TRA were determined to be zero as any tax savings were uncertain. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability are recognized in earnings. Refer to TRA discussion in Note 10—INCOME TAXES.

The Company adopted ASU No. 2021-08, Business Combinations: Contract Assets & Liabilities on January 1, 2022 and accordingly, has recorded contract assets and contract liabilities acquired as part of the Merger based on what the Company would have recorded under ASC 606, Revenue from Contracts with Customers, as of the acquisition

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
date, as if the Company had entered into the original contract at the same date and on the same terms as S1 Holdco and Protected.

The Merger has been accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.

The purchase consideration was allocated to the following assets and liabilities:

Amount
Tangible assets acquired and liabilities assumed:
Cash and marketable securities	$68,748
Accounts receivable	79,086
Prepaid expenses	7,807
Income tax receivable	4,566
Property, plant & equipment, net	1,551
Other assets	6,950
Accounts payable	(9,798)
Deferred revenue	(60,768)
Accrued expenses and other current liabilities	(110,004)
Income tax payable	(2,091)
Notes payable	(172,038)
Deferred tax liabilities	(138,613)
Other liabilities	(8,474)
Total tangible assets acquired and liabilities assumed	(333,078)
Intangible assets	562,100
Goodwill	821,277
Net assets acquired	$1,050,299

Consideration:
Cash	$440,155
Equity	411,453
Total consideration attributable to System1	851,608
Total consideration attributable to non-controlling interest	198,691
Total consideration	$1,050,299

The intangible assets as of the closing date of the acquisition included:

	Amount	Weighted Average Useful Life (in Years)
Trademarks	$246,400	10
Customer relationships	119,700	4
Technology	196,000	4
Total	$562,100

The fair value of the intangible assets acquired was determined using income-based approach methodologies. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. Customer relationships are amortized on an

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Unaudited Pro Forma Information

The following unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, adjustments for transaction expenses, adjustments for certain stock-based compensation and equity related expenses incurred as a result of the transactions and the resulting tax effects, as if the Merger and acquisitions of Answers, CouponFollow and RoadWarrior (each as defined in Note 4—ACQUISITIONS) occurred January 1, 2021. The pro forma results do not include any anticipated cost synergies or other effects of the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Year ended
	December 31, 2022	December 31, 2021
Pro forma revenue	$843,872	$880,789
Pro forma net (loss)	$(360,022)	$(211,904)

4.ACQUISITIONS

Answers Holdings, Inc.

On May 4, 2022, the Company acquired the assets of Answers Holdings, Inc. and its subsidiaries, collectively ("Answers") for total cash consideration of $4,632. The acquisition of Answers constitutes a business combination under ASC 805, Business Combinations.

This acquisition expands the Company's portfolio of Owned & Operated Advertising publishing sites and search destinations to include a destination for higher education and lifelong learning content. The amounts of revenue and income before income taxes for the period from May 4, 2022 to December 31, 2022 were $1,891 and $479, respectively. The operating results of Answers are reported within the Owned and Operated Advertising segment.

The purchase consideration was allocated to the following assets and liabilities:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Amount
Assets acquired and liabilities assumed:
Working capital	$32
Trademark - 10 years weighted average useful life	1,100
Goodwill	3,500
Net assets acquired	$4,632

Total consideration:
Cash	$4,632

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations, and is deductible for tax purposes over 15 years. The Company incurred $93 in transaction costs related to the acquisition.

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

In conjunction with this acquisition, the Company also committed to pay postcombination compensation of $8,500, which is payable in cash and subject to continued services from certain individuals of CouponFollow. Separately, in conjunction with the acquisition, the Company entered into the CouponFollow Incentive Plan, providing up to $10,000 of postcombination compensation which is payable in stock or cash at the option of the Company, and subject to continued service from certain individuals, and up to $25,000 which is payable in stock or cash at the option of the Company contingent upon achieving certain financial thresholds and the continued employment of certain key individuals of CouponFollow. Refer to Note 19—STOCK-BASED COMPENSATION for additional information.

This acquisition leverages CouponFollow’s reputation, software and large organic traffic to vertically integrate with the Company’s RAMP platform and generate paid traffic for shopping-related products. The results of CouponFollow’s operations from the date of acquisition have been included in the Company’s consolidated financial statements. The amounts of revenue and income before income taxes for the period from March 4, 2022 to December 31, 2022 (Successor) were $17,948 and $2,839, respectively. The operating results of CouponFollow are reported within the Owned and Operated Advertising segment.

The total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date.

The purchase consideration was allocated to the following assets and liabilities:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Amount
Cash and cash equivalents	$21,232
Accounts receivable	5,860
Other current assets	446
Accounts payable	(116)
Accrued expenses and other current liabilities	(118)
Income tax payable	(197)
Deferred tax liabilities	(10,895)
Trademark - 10 years weighted average useful life	38,100
Software - 4 years weighted average useful life	4,100
Goodwill	42,175
Net assets acquired	$100,587

Consideration:
Cash	$75,087
Equity	25,500
Total consideration	$100,587

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

RoadWarrior, LLC

On February 9, 2022, the Company acquired the assets of RoadWarrior, LLC (“RoadWarrior”) for total cash consideration of $19,636. The acquisition of RoadWarrior constitutes a business combination under ASC 805. The acquisition expands the Company’s Mapquest.com website technology, and provides additional functionality for customers centered around route planning for delivery drivers and teams. The results of RoadWarrior’s operations as of and after the date of acquisition have been included in the Company’s consolidated financial statements from February 9, 2022 to December 31, 2022 (Successor). The amounts of revenue and income before income taxes for the period from February 9, 2022 to December 31, 2022 (Successor) were $4,579 and $3,022, respectively. The operating results of RoadWarrior are reported within the Owned and Operated Advertising segment prospectively from the date of acquisition.

The total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date.

The purchase consideration was allocated to the following assets and liabilities:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Amount
Working capital	$155
Trademark - 10 years weighted average useful life	2,200
Software - 4 years weighted average useful life	1,000
Customer relationships - 3 years weighted average useful life	1,300
Goodwill	14,981
Net assets acquired	$19,636

Total consideration
Cash	$19,636

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

Refer to Note 6 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET — Impairment for additional information.

5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Computer equipment	$793	$415
Motor vehicles	234	—
Furniture and equipment	958	475
Leasehold improvements	2,750	976
Property and equipment—gross	4,735	1,866
Less accumulated depreciation	(713)	(1,036)
Property and equipment—net	$4,022	$830

Total depreciation expense on property and equipment was as follows:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Depreciation expense	$786	$16	$310

6.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET

Goodwill

The changes to goodwill by reportable segments were as follows:

	Owned and Operated Advertising	Partner Network	Subscription	Total
Goodwill at January 27, 2022	$—	$—	$—	$—
Additions	355,316	93,400	433,184	881,900
Impairment	(355,316)	(10,993)	—	(366,309)
Goodwill at December 31, 2022	$—	$82,407	$433,184	$515,591

Additions to Goodwill were from the acquisitions of S1 Holdco, Protected.net, CouponFollow, RoadWarrior and Answers in 2022. See discussion below regarding impairment of goodwill.

There was no Goodwill activity for the year ended December 31, 2021 and the period from January 1, 2021 through January 26, 2022 (Predecessor). Goodwill by reportable segments as of December 31, 2021 was as follows:

	Owned and Operated Advertising	Partner Network	Total
Goodwill at December 31, 2021	$24,403	$20,417	$44,820

Goodwill Impairment

The Company assesses goodwill for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. Prior to the fourth quarter of 2022, the Company had four reporting units, as follows:

i.Publishing and Lead Generation - within Owned and Operated Advertising reportable segment
ii.Search and Applications - within Owned and Operated Advertising reportable segment
iii.Partner Network – reportable segment and reporting unit
iv.Subscription – reportable segment and reporting unit

The Company has experienced adverse macroeconomic impacts as a result of changes in market conditions and increases in interest rates, which contributed to reduced forecasted revenues and reduced expectations for future cash flows. In response to these ongoing macroeconomic conditions and a broad weakening of consumer demand during the third quarter of 2022, the Company reduced its earnings forecasts for the Owned and Operated Advertising & Partner Network reportable segments. Given these adverse impacts, the Company performed an interim quantitative goodwill impairment analysis for all its reporting units as of September 30, 2022.

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Based on the Company’s quantitative impairment analysis as of September 30, 2022:

•the fair value of the Subscription reporting unit exceeded its carrying amount by 13%.
•the fair value of the Search and Applications reporting unit exceeded its carrying amount by 2%.
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

Based on the Company’s December 31, 2022 annual impairment analysis:

•the fair value of the Subscription reporting unit exceeded its carrying amount by 18%.
•the fair value of the Owned and Operated Advertising reporting unit was substantially less than its carrying amount. As a result, the Company impaired all the goodwill attributable to this reporting unit of $26,200.
•the fair value of the Partner Network reporting unit exceeded the carrying amount by 9%, as the Partner Network reporting unit experienced improved results during the fourth quarter of 2022.

The fair values of the Company’s reporting units as of September 30, 2022 and December 31, 2022 were computed by weighting a discounted cash flow model and a reference transaction model which included inputs developed using both internal and market-based data. The Company's key assumptions in the discounted cash flow model included, but were not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflected the increases in market interest rates. The Company's reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in this model include, but were not limited to, selection of comparable transactions, revenue and EBITDA multiples and EBITDA margins from those transactions.

Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions, a decline in equity valuations, or increases in interest rates, among other factors, could have a material adverse effect to the fair value of the reporting units and could result in a future impairment charge. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings.

Internal-use software development costs and intangible assets

Internal-use software development costs and intangible assets consisted of the following:

	December 31, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$7,206	$(258)	$6,948
Intangibles:
Developed technology	$196,128	$(45,322)	$150,806
Trademarks and trade names	287,857	(26,241)	261,616
Software	5,100	(1,066)	4,034
Customer relationships	121,000	(44,770)	76,230
Total intangible costs	$610,085	$(117,399)	$492,686

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The internal-use software development costs include capitalized costs not ready for its internal use of $4,955 and $2,540 as of December 31, 2022 and 2021, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows:

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Amortization expense for internal-use software development	$467	$355	$4,934
Amortization expense for intangible assets	$117,399	$629	$8,641

No impairment of internal-use software development cost or intangible assets was identified for the periods presented in this report.

As of December 31, 2022, the expected amortization expense associated with the Company’s intangible assets and internal-use software development costs was as follows:

Amortization Expense
2023	$111,177
2024	102,167
2025	95,217
2026	43,903
2027	29,258
Thereafter	117,912
Total amortization expense	$499,634

As of December 31, 2022, the weighted average amortization period for all intangible assets was 7 years.

7.LEASES
The Company leases office facilities under noncancelable operating lease agreements. During the period from January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 through December 31, 2022 (Successor), the Company had leases for office facilities in Marina del Rey, California; Bellevue, Washington; and Guelph, Canada.

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The components of lease expense were as follows:

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Operating lease expense	$1,923	$142
Short-term lease expense	840	12
Variable lease expense	310	—
Total lease expense	$3,073	$154

Supplemental information related to leases was as follows:

Successor
As of December 31, 2022
Weighted average remaining lease terms (in years):	6.9
Weighted average discount rate	5.2%

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

Successor
As of December 31, 2022
2023	$2,512
2024	2,583
2025	2,238
2026	272
2027	276
Thereafter	1,234
Total lease payments	$9,115
Less: Imputed interest	(1,091)
Present value of operating lease liabilities	$8,024

Rent expense was $2,221 for the year ended December 31, 2021 (Predecessor), which was included in selling, general, and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2021, the expected future operating lease obligations were as follows:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Year ending December 31,	Amount
2022	$1,957
2023	$1,950
2024	$1,950
2025	$1,663

8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Payable to employees	$12,890	$10,091
Accrued marketing expenses	38,911	144
Accrued professional fees	2,706	6,242
VAT tax liability	4,343	—
Accrued tax liability	1,176	361
Acquisition holdback liability	6,885	—
Accrued revenue share [1]	16,921	—
Contingent consideration	—	1,682
Former CEO profit interest	—	11,132
Other liabilities	11,615	1,632
Accrued expenses and other current liabilities	$95,447	$31,284

1 Revenue share payables of $9,475 were included in accounts payable on the accompanying consolidated balance sheet as of December 31, 2021 due to the timing of the receipt of invoices. No revenue share was accrued as of December 31, 2021.

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

9.DEFERRED REVENUE
Deferred revenue activities were as follows for the periods presented:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Deferred Revenue
January 1, 2021 (Predecessor)	$1,889
Additions	5,116
Revenue recognized	(5,034)
December 31, 2021 (Predecessor)	$1,971

Deferred Revenue
January 1, 2022 (Predecessor)	$1,971
Additions	620
Revenue recognized	(309)
January 26, 2022 (Predecessor)	$2,282

Deferred Revenue
January 27, 2022 (Successor)	$—
Additions[1]	237,568
Revenue recognized	(167,404)
December 31, 2022 (Successor)	$70,164

1 Includes $61,156 from the 2022 acquisitions.

We expect to recognize revenue related to the remaining performance obligations as of December 31, 2022 within the next twelve months.

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

Domestic and foreign components of the Company’s income (loss) before income taxes were as follows:

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Domestic	$(480,672)	$(38,068)	$30,521
Foreign	(63,383)	378	3,440
Income (loss) before income taxes	$(544,055)	$(37,690)	$33,961

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The components of the income tax provision (benefit) were as follows:

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Current:		—	—
Federal	$79	$—	$—
State	426	17	55
Foreign	5,317	170	1,882
Total current provision	$5,822	$187	$1,937
Deferred:
Federal	$(89,997)	$—	$—
State	(8,769)	—	—
Foreign	(9,032)	(816)	(972)
Total deferred (benefit)	$(107,798)	$(816)	$(972)

Income tax (benefit) provision	$(101,976)	$(629)	$965

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
A reconciliation of the statutory tax rate to the effective income tax rate for the periods presented was as follows:

	Successor		Predecessor
	Period from January 27, 2022 through December 31, 2022		Period from January 1, 2022 through January 26, 2022		Year Ended December 31, 2021
	Amount	%	Amount	%	Amount	%
Income tax (benefit) provision at statutory tax rate	$(114,252)	21.0%	$(7,915)	21.0%	$7,132	21.0%
State tax, net of federal	(5,470)	1.0	15	—	55	0.2
Non-Controlling interests	19,205	(3.5)	—	—	—	—
Effect of flow-through entity	—	—	7,994	(21.2)	(6,409)	(18.9)
Changes in unrecognized tax benefits	8,940	(1.6)	—	—	—	—
Foreign income taxes at different statutory rate	1,152	(0.2)	18	—	88	0.3
Investment in partnership basis adjustments	(13,491)	2.4	—	—	—	—
Other	1,940	(0.4)	(741)	1.9	99	0.2
Effective income tax rate	$(101,976)	18.7%	$(629)	1.7%	$965	2.8%

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions were as follows:

Gross Unrecognized Tax Benefits
January 1, 2021 (Predecessor)	$—
Increases based on tax positions related to prior periods	—
Increases based on tax positions related to current periods	—
December 31, 2021 (Predecessor)	$—

Gross Unrecognized Tax Benefits
January 1, 2022 (Predecessor)	$—
Increases based on tax positions related to prior periods	—
Increases based on tax positions related to current periods	—
January 26, 2022 (Predecessor)	$—

Gross Unrecognized Tax Benefits
January 27, 2022 (Successor)	$—
Increases based on tax positions related to prior periods	221
Increases based on tax positions related to current periods	11,061
December 31, 2022 (Successor)	$11,282

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Interest and penalties related to the Company's unrecognized tax benefits are recorded as components of the provision for income taxes. Interest or penalties accrued for the years ended December 31, 2022 and 2021 were not material.

The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $9,200 (net of Federal benefit) at December 31, 2022.

The Company is not currently under examination in any jurisdiction. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which could have the effect of reducing the balance of unrecognized tax benefits by $29.

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The earliest tax years that remain subject to examination in the major tax jurisdictions in which the Company operates were as follows:

Jurisdiction	Tax Year
United States	2019
California	2018
United Kingdom	2021
Netherlands	2016

The components of the deferred income taxes were as follows:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$16,053	$—
Interest expense	1,196	165
Other	1,920	5
Total deferred tax assets	19,169	170
Valuation allowance	(1,087)	(170)
Total net deferred tax assets	$18,082	$—

Deferred tax liabilities:
Investment in partnerships	$21,144	$—
Intangibles	40,112	7,789
Other	171	—
Total deferred tax liabilities	$61,427	$7,789

Net deferred tax liabilities	$43,345	$7,789

The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, a valuation allowance was recorded during the year ended December 31, 2022.

As of December 31, 2022, the Company had U.S. federal net operating loss carryovers (“NOLs”) of $9,911 that may be used indefinitely and various state NOLs that will expire at different times. The Company also has United Kingdom NOLs of $70,873 that may be used indefinitely. Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

The Company had an ownership change and as a result certain federal and state NOLs were limited pursuant to Section 382 of the Code. This limitation has been accounted for in calculating the Company's available NOL carryforwards.

The change in the valuation allowance was comprised of the following:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Valuation Allowance
January 1, 2021 (Predecessor)	$170
Increases in valuation allowance recorded through earnings	—
December 31, 2021 (Predecessor)	$170

Valuation Allowance
January 1, 2022 (Predecessor)	$170
Increases in valuation allowance recorded through earnings	—
January 26, 2022 (Predecessor)	$170

Valuation Allowance
January 27, 2022 (Successor)	$170
Increases in valuation allowance recorded through earnings	917
December 31, 2022 (Successor)	$1,087

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

As of December 31, 2022, the Company acquired an aggregate of 330 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in S1 Holdco subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability in the amount of $1,036 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the year ended December 31, 2022, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. As of December 31, 2022, the total amount of TRA Payments due under the Tax Receivable Agreement, was $1,036.

11.COMMITMENTS AND CONTINGENCIES

In June 2021, S1 Holdco entered into a multi-year agreement with a service provider whereby the Company is contractually obligated to spend $8,000 between July 2022 and June 2023. As of December 31, 2022 (Successor), the Company remains contractually obligated to spend $4,115 towards this commitment.

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

As of December 31, 2022, the Company had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities. Refer to Note 7—LEASES for additional information regarding lease commitments.

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes the ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows reflected in the consolidated financial statements. There can be no assurance, however, that the ultimate resolution of such actions will not materially or adversely affect the Company’s consolidated financial position, results of operations, or cash flows. The Company accrues for losses when the loss is deemed probable and the liability can reasonably be estimated.

In July 2021, System1 OpCo (f/k/a System1, LLC) received initial correspondence from counsel for a United Kingdom-based marketing research company and its United States subsidiary (collectively, the “Demanding Group”) alleging trademark infringement (i) based on its use of the “SYSTEM1” trade name and mark in the United States, and (ii) subsequently based on its use of the “SYSTEM1” trade name and mark in the United Kingdom. The correspondence demanded that System1 OpCo cease and desist from using the “SYSTEM1” name and mark, and made reference to potential legal action if System1 OpCo did not comply with that demand. While System1 OpCo was engaged in active discussions and correspondence with the Demanding Group to attempt to resolve the matter, the Demanding Group filed a lawsuit in the United States District Court for the Southern District of New York in September 2021 (the “Infringement Suit”), alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws, seeking, among other things, an injunction, disgorgement of profits, actual damages and attorneys’ fees and costs. The Company believes that the Demanding Group’s infringement and other allegations and claims set forth in the Infringement Suit may be subject to a laches defense, among other defenses, and the Company intends to vigorously defend its rights and position in the Infringement Suit. System1 OpCo filed a motion to dismiss the Infringement Suit in November 2021, which was granted in part (without prejudice) and denied in part. As a result of the court’s ruling on the motion to dismiss, the Demanding Group filed an Amended Complaint in October 2022, which matter remains pending. Even though the Company received similar correspondence from the Demanding Group regarding its alleged infringing use of the SYSTEM1 trade name and mark in the United Kingdom, no lawsuit has been filed in the United Kingdom. The Company does not believe that its activities infringe any rights of the Demanding Group in the United Kingdom because, among other defenses, the Company does not actively offer services to customers using the SYSTEM1 trade name and mark in the United Kingdom. The Company’s counsel has informed the Demanding Group’s UK counsel of these circumstances, and the Demanding Group’s UK counsel confirmed receipt of this correspondence, and the parties have not shared any further meaningful correspondence with respect to the Demanding Group’s allegations of infringing use in the United Kingdom. The parties to the Infringement Suit have been negotiating a mediated settlement and co-existence agreement, which is still in process as of the date of the filing of this Form 10-K and the terms of which have yet to be finalized, while the matter remains outstanding. Amounts accrued as of December 31, 2022 for any potential losses have been immaterial to-date.

In March 2023, the Company received a letter from counsel for Alta Partners, LLC (“Alta”), which purports to be a holder of certain Public Warrants of the Company (“Demand Letter”). The Demand Letter alleges that the Company breached the terms of the Warrant Agreement, and that Alta is entitled to approximately $5.7 million in damages, plus prejudgment interest, as a result. On April 20, 2023, counsel for the Company responded to the Demand Letter, denying that any breach occurred or that Alta is entitled to any damages (“Response Letter”). The Company continues to deny liability and will defend vigorously against any claims. The Company has not accrued a loss for this matter, as a loss is not probable and a loss, or range of loss, is not reasonably estimable.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, the Company believes the estimated fair value of these agreements was immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2022 (Successor) or December 31, 2021 (Predecessor), respectively.

12.DEBT, NET
Predecessor Debt

As of December 31, 2021 (Predecessor), S1 Holdco had principal of $172,038 outstanding under a term loan secured from Cerberus Business Finance, LLC. Amortization payments of $1,750 were due quarterly and, upon delivery of the prior year’s audited consolidated financial statements, S1 Holdco was required to make a payment of 50% of excess free cash flow, as defined. S1 Holdco also had a $20,000 revolving line of credit, and no amounts were outstanding as of December 31, 2021.

Interest payments on the secured financing were due monthly at London InterBank Offered Rate (“LIBOR”), plus 7% with a LIBOR floor of 1%. Maturity for the secured financing was August 22, 2022.

Successor Debt

In connection with the Merger, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“Revolving Facility”) with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The Revolving Facility provided for borrowing availability of up to $50,000. As of December 31, 2022, $50,000 was outstanding on the Revolving Facility and principal of $385,000 was outstanding on the Term Loan. Through December 31, 2025, $5,000 of the Term Loan is payable quarterly. From March 31, 2026, $7,500 of the Term Loan is payable quarterly. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the Revolving Facility exceeds 35% of the $50,000 Revolving Facility at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that the Company delivers its audited consolidated financial statements to its lender within 120 days of its fiscal year end, December 31. Should the Company fail to distribute the financial statements to its lender within 120 days, it is allowed an additional 30 days to cure.

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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
The Revolving Facility matures in January 2027, and accordingly, it is classified within long-term debt, net on the consolidated balance sheet as of December 31, 2022. The interest rate on the Revolving Facility is the adjusted Term SOFR plus 2.5% with an adjusted Term SOFR floor of 0%. In March 2022, the Company borrowed $49,000 under its Revolving Facility, to fund a portion of the purchase price related to its CouponFollow acquisition. In October 2022, the Company borrowed the remaining $1,000 available. As of December 31, 2022 (Successor), $50,000 was outstanding on the Revolving Facility.

As of December 31, 2022, future minimum principal payments on long-term debt were as follows:

Successor
2023	$20,000
2024	20,000
2025	20,000
2026	30,000
2027	345,000
Total future minimum principal payment	$435,000
Less: current portion	(20,000)
Long-term portion	$415,000

As of December 31, 2022 loan fees amounting to $1,061 for the Term Loan have been recorded as a reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method.

The carrying value and estimated fair value of the Term Loan were $364,525 and $336,900, respectively, as of December 31, 2022.

13.WARRANTS

In June 2020, the Company issued Public Warrants and Private Placement Warrants in conjunction with the initial public offering of Trebia. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable on April 18, 2022, when the S-1/A registration statement, which was required to be filed under the terms of the Warrant Agreement and the BCA, was declared effective. The Public Warrants will expire five years from the completion of the Merger, or earlier upon redemption or liquidation.

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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Redemption of Warrants When the Price per Class A common stock equals or exceeds $10.00 —Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

● in whole and not in part;

●    at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the exhibit in the report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, based on the redemption date and the “fair market value” of the Class A common stock;

● if, and only if, the Reference Value (as defined above under “Redemption of Warrants When the Price per Class A common stock Equals or Exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like); and

●     if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently -called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

The Private Placement Warrants were identical to the Public Warrants underlying the units sold in the initial public offering of Trebia, except that (x) the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions, and (y) the Private Placement Warrants were exercisable on a cashless basis.

The Public and Private Placement Warrants are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as change in fair value of warrant liabilities on the consolidated statements of operations.

In April 2022, the Private Placement Warrant holders exercised their Warrants on a cashless basis in exchange for 3,532 shares of the Company's Class A common stock. There are no outstanding Private Placement Warrants as of December 31, 2022 (Successor). Additionally, during the year ended December 31, 2022, Public Warrant holders exercised 437 warrants for cash resulting in total proceeds paid to the Company of $5,027. The total outstanding Public Warrants as of December 31, 2022 was 16,813.

14.FAIR VALUE MEASUREMENT

Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2022 (Successor) and December 31, 2021 (Predecessor):

December 31, 2022 (Successor)
Level 1
Public warrants	$7,798

December 31, 2021 (Predecessor)
Level 3
Former CEO equity interest	11,132
Contingent consideration	1,682
Total	$12,814

The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants was estimated using the Public Warrants’ quoted market price. All Private Placement Warrants were exercised in April 2022.

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

Changes in estimated fair value of Level 1, 2 and 3 financial liabilities for the period from January 1, 2022 through January 26, 2022 (Predecessor), the period from January 27, 2022 through December 31, 2022 (Successor), and for the year ended December 31, 2021 (Predecessor), respectively, are as follows:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Former CEO equity profits interest*	Contingent consideration	Warrant liability
Fair value of liabilities at December 31, 2020 (Predecessor)	$4,236	$8,240
Settlements	—	(6,715)
Change in fair value	6,896	157
Fair value of liabilities at December 31, 2021 (Predecessor) and January 26, 2022 (Predecessor)	$11,132	$1,682

Fair value of liabilities at January 27, 2022 (Successor)		$1,682	$27,012
Additions		28	—
Settlements		(1,715)	(22,965)
Change in fair value		5	3,751
Fair value of liabilities at December 31, 2022 (Successor)		$—	$7,798

*Former CEO equity profits interest as further described in executive compensation Note 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

The total impact of the changes in fair values related to contingent consideration and the former CEO's equity profits interest in S1 Holdco are included in selling, general and administrative expenses, and salaries, other compensation and benefits expenses, respectively on the accompanying consolidated statements of operations. There were no transfers in or out of levels during the period January 1, 2022 through January 26, 2022 (Predecessor), the period January 27, 2022 through December 31, 2022 (Successor), or for the year ended December 31, 2021 (Predecessor).

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

For further information on the fair value assessment of goodwill and impairment charge recorded in the year ended December 31, 2022, refer to Note 6 — GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET — Goodwill Impairment.

15.NET INCOME (LOSS) PER SHARE
For the period from January 1, 2022 through January 26, 2022 (Predecessor), and for the year ended December 31, 2021 (Predecessor), the basic net income (loss) per unit attributable to members was calculated by dividing the net income (loss) attributable to common equity holders by the weighted-average number of membership units. For the period from January 27, 2022 through December 31, 2022 (Successor), the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net income (loss) per share was calculated as follows:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Basic and diluted net loss per share	$(3.77)	n/a	n/a
Numerator:
Net loss attributable to System1, Inc.	$(336,397)	n/a	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic net loss per share (shares in thousands)	89,251	n/a	n/a

Basic and diluted net income (loss) per unit	n/a	$(1.81)	$1.61
Numerator:
Net income (loss)	n/a	$(37,061)	$32,996
Denominator:
Weighted-average membership units outstanding - basic and diluted (units in thousands)	n/a	20,488	20,488

Shares of Class C common stock, RSUs and Public Warrants outstanding for the period January 27, 2022 through December 31, 2022 (Successor) are considered potentially dilutive of the shares of Class A common stock and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the periods presented in the table above, a total of 16,813 Public Warrants were excluded from the computation of net loss per share as the impact was anti-dilutive.

16.SEGMENT REPORTING
ASC 280-10, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer, who is considered to be its CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

The CODM measures and evaluates reportable segments based on segment operating revenues as well as adjusted gross profit and other measures. The Company defines and calculates adjusted gross profit as revenue less advertising expense to acquire users. The remaining cost of revenues consists of non-advertising expenses such as set-up costs, royalties and fees. The Company excludes the following items from segment adjusted gross profit: depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment adjusted gross profit, they are included in reported consolidated net income from operations before income tax and are included in the reconciliation that follows.

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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The CODM of the Company reviews operating results, assesses performance and makes decisions by operating segment. Management views each of the Company’s business lines as an operating segment. The Company has three business lines, operating segments and reportable segments: Owned and Operated Advertising, Partner Network, and Subscription. Refer to Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for additional information regarding our revenue generating activities.

The following table summarizes revenue by reportable segments:

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Owned and Operated Advertising	$556,303	$49,249	$652,884
Partner Network	55,926	3,463	35,505
Subscription	161,711	—	—
Total revenue	$773,940	$52,712	$688,389

The following table summarizes adjusted gross profit by reportable segments:

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Owned and Operated Advertising	$138,560	$8,768	$143,284
Partner Network	42,291	3,012	35,505
Subscription	78,220	—	—
Adjusted gross profit	$259,071	$11,780	$178,789
Other cost of revenues	23,910	575	11,513
Salaries and benefits	194,976	31,181	66,747
Selling, general, and administrative	63,478	15,665	35,813
Depreciation and amortization	118,652	1,000	13,885
Impairment of goodwill	366,309	—	—
Interest expense	32,050	1,049	16,870
Change in fair value of warrant liabilities	3,751	—	—
Income (loss) before income tax	$(544,055)	$(37,690)	$33,961

The following table summarizes revenue by geographic region:

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor	Predecessor
Geographic Region	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
United States	$593,527	$51,701	$652,622
United Kingdom	162,019	—	543
Other countries	18,394	1,011	35,224
Total revenue	$773,940	$52,712	$688,389

The following table summarizes property and equipment, net and operating lease right-of-use assets by reportable segments:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Owned and Operated Advertising	$9,646	$830
Subscription	860	—
Total	$10,506	$830

The following table summarizes property and equipment, net and operating lease right-of-use assets by geographic region:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
United States	$5,473	$718
Canada	3,730	78
Other countries	$1,303	$34
Total	$10,506	$830

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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Trasimene. The amount due from Paysafe was $2,447 as of December 31, 2022 (Successor). Payment processing fees related to Paysafe incurred subsequent to the Merger of $2,767 are included in cost of revenues (excluding depreciation and amortization) on the accompanying consolidated statements of operations.

The Company has agreements with JDI Property Holdings Limited (“JDI”), an entity controlled by a director of the Company, which allows for the Company to occupy desks at JDI’s property in such a place as JDI specifies from time to time in exchange for GBP 52 per month. The agreements with JDI expire on October 31, 2026. Additionally, the Company utilizes a JDI credit card and the Company reimburses JDI monthly. The amount owed to JDI was immaterial as of December 31, 2022 (Successor).

On August 30, 2022, the Company, Protected.net and Just Develop It Limited (“JDIL”), an entity controlled by a director of the Company, entered into a Conditional Consent, Waiver and Acknowledgement (the “Waiver”) pursuant to which JDIL agreed to waive its right to the Year 3 Stock Bonus Pool (as such term is defined in the BCA), consisting of $50,000 of Class A common stock payable in January 2024 and as set forth in Section 12.11(a) of the BCA dated June 28, 2021 (as amended), by and among S1 Holdco, Protected and the other parties signatory thereto in exchange for $40,000 in cash payable in four (4) quarterly installments of $10,000 each, commencing on August 30, 2022 and on each three (3) month anniversary thereafter.

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

On April 10, 2023, Orchid Merger Sub II, LLC (“Orchid Sub”), a wholly-owned subsidiary of the Company, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with certain trusts that were established for the benefit of the Company's co-founders. Refer to Note 20 — SUBSEQUENT EVENTS for additional discussion.

18.CAPITALIZATION

Class A Common Stock

Voting rights. Except as provided in the Company's Charter or as required by applicable law, holders of Class A Common Stock will be entitled to one vote per share on all matters to be voted on by its Stockholders generally. At annual and extraordinary general meetings of the Company's Stockholders, the holders of Class A Common Stock and Class C Common Stock will vote together as a single class on any matters submitted to a vote of its Stockholders, or, holders of Preferred Stock, if any, are entitled to vote together with the holders of Class A Common Stock or Class C Common Stock, as a single class with the holders of Preferred Stock.

Generally, unless a different voting standard applies under the Company's Organizational Documents or applicable law, all matters to be voted on by shareholders must be approved by a majority of the votes cast (except for the election of directors, which will be decided based on a plurality of the votes cast by stockholders present in person or represented by proxy at the applicable meeting and entitled to vote on the election of such directors).

Reservation of Shares. Under the Company's Charter, the Company will have at all times, authorized and unissued shares of Class A Common Stock for the purposes of effecting any redemptions or exchanges under the New S1 Holdco Agreement.

Class C Common Stock

Voting rights. Except as provided in the Company's Charter or as required by applicable law, holders of Class C Common Stock will be entitled to one vote per share on all matters to be voted on by its Stockholders generally. At any annual and extraordinary general meeting of the Company's Stockholders, the holders of Class A Common

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
Stock and Class C Common Stock will vote together as a single class on any matters submitted to a vote of its Stockholders, or, holders of Preferred Stock, if any, are entitled to vote together with the holders of Class A Common Stock or Class C Common Stock, as a single class with the holders of Preferred Stock. Holders of Class C Common Stock have no economic rights, only voting rights.

Generally, unless a different voting standard applies under the Company's Organizational Documents or applicable law, all matters to be voted on by stockholders must be approved by a majority of the votes cast (except for the election of directors, which will be decided based on a plurality of the votes cast by stockholders present in person or represented by proxy at the applicable meeting and entitled to vote on the election of such directors).

Future Issuances. Under the Company's Charter, System1 is not permitted to issue additional shares of Class C Common Stock after the adoption of the Company's Charter, other than in connection with the valid issuance S1 Holdco Common Units under the New S1 Holdco Operating Agreement.

Restriction on Transfer. Under the Company's Charter, holders of Class C Common Stock may only transfer their Class C Common Stock to certain permitted transferees, while also simultaneously transferring an equal number of such holder’s S1 Holdco Common Units.

Class D Common Stock

Voting Rights. Except as provided in the Company's Charter or as required by applicable law, holders of Class D Common Stock are not entitled to any voting rights. Notwithstanding the preceding sentence, under the Company's Charter, any vote that changes the terms of the Class D Common Stock requires the separate approval of a majority of the holders of Class D Common Stock.

Restriction on Transfer. Under the Company's Charter, holders of Class D Common Stock may only transfer their Class D Common Stock to certain permitted transfers.

Conversion. Class D Common Stock automatically converted into Class A Common Stock on a one-for-one basis, following the consummation of the Merger, once the volume-weighted average price ("VWAP") of the Post-Closing Company exceeded $12.50 per share (adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a period of thirty (30) consecutive trading days before the fifth anniversary of the consummation of the Merger. All shares of Class D Common Stock converted to Class A Common Stock in the period ended March 31, 2022.

Repurchase Program

In August 2022, the Company's Board of Directors authorized up to $25,000 for the repurchase of the Company's Class A common stock and Public Warrants (the “2022 Repurchase Program”). During the year ended December 31, 2022 the Company repurchased 190 shares for an aggregate purchase price of $1,122 under the 2022 Repurchase Program. As of December 31, 2022, all repurchased shares were constructively retired.

19.STOCK-BASED COMPENSATION
As described in Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, the Replacement Awards continue to vest over the original vesting schedule of the original underlying awards. The Company recognized a total stock-based compensation expense of $23,705 upon the consummation of the Merger during the period January 1, 2022 through January 26, 2022 (Predecessor). The Company recognized stock-based compensation expense of $21,290 under these awards during the period January 27, 2022 through December 31, 2022 (Successor). The unrecognized stock-based compensation expense associated with these unvested Replacement Awards was $13,025 as of December 31, 2022.

When the VWAP of the Company’s common stock price exceeded the threshold in March 2022 the Sponsor RSAs and Sponsor RSUs vested, and the Company recorded their conversion from Class D common stock to Class A

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
common stock on its Consolidated Statements of Changes in Stockholders' Equity. The Company also recorded $12,745 in stock-based compensation expense associated with the vesting of the Sponsor RSUs during the period January 27, 2022 through March 31, 2022 (Successor). Since these Sponsor RSAs and Sponsor RSUs had a market condition to vest, the Company estimated the fair values of these market-based RSAs and RSUs using a Monte Carlo simulation.

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

The Company recorded the following total stock-based compensation expense:

	Successor	Predecessor
	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	Year Ended December 31, 2021
Stock-based compensation expense	$106,943	$23,705	$413

RSUs generally vest over three years, subject to the holder's continued service through the vesting date. The following summarizes RSU activity:

	Shares		Weighted-Average Grant Date Fair Value per Share
Unvested as of January 27, 2022	—		$—
Granted	7,488	*	$9.94
Vested	(1,221)	*	$10.31
Forfeited	(804)		$10.13
Unvested as of December 31, 2022	5,463		$9.83
____________________
*Excludes the 2,900 market-based RSUs and RSAs discussed above.

At December 31, 2022, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $35,272, which is expected to be recognized over a weighted-average period of 1.6 years.

On April 27, 2022, the Company filed a registration statement on Form S-8 covering the shares and awards issued and granted under the System1, Inc. 2022 Incentive Award Plan ("Award Plan”). On May 10, 2022, the Company’s Board of Directors authorized the issuance of 1,900 replacement RSUs in connection with S1 Holdco unvested value creation units outstanding at the time of the Merger, pursuant to the terms of the BCA and an additional 4,900 RSUs from the authorized Award Plan pool of shares.

Protected.net Incentive Plan

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

In connection with the Merger and acquisition of Protected.net described in Note 3—MERGER, which was consummated on January 27, 2022, the Company effected an incentive plan for eligible recipients as defined in the BCA (see Note 3—MERGER), which may include employees and non-employees, including the Protected.net CEO, totaling up to $100,000 payable in fully-vested shares of the Company’s Class A common stock. If the last twelve months ("LTM") Cash EBITDA (as defined in the BCA) of the Protected.net business exceeds $55,000 on or prior to December 31, 2023, a bonus pool of $50,000 payable in fully-vested shares of the Company’s Class A common stock (the “2023 Award”) shall be allocated to eligible recipients as of December 31, 2023. Shares under the 2023 Award will be issued to eligible recipients within 30 days of December 31, 2023. Further, if the LTM Cash EBITDA of the Protected.net business exceeds $65,000 on or prior to December 31, 2024, an additional bonus pool of $50,000 also payable in fully-vested shares of the Company’s Class A common stock (the “2024 Award”) shall be allocated to eligible recipients as of December 31, 2024. Shares under the 2024 Award will be issued to eligible recipients within 30 days of December 31, 2024. The number of shares payable under the 2023 Award and the 2024 Award will be determined based on the volume-weighted average price of the Company’s Class A common stock over the 20 consecutive trading days preceding the 5 trading days prior to the applicable settlement dates. The distribution of shares to eligible recipients for both the 2023 Award and the 2024 Award shall be at the sole discretion of the Protected.net CEO, or the System1, Inc. Board if the Protected.net CEO is no longer employed by the Company. On August 30, 2022, the Company modified the 2023 Award to change this award from a bonus payable in fully-vested shares of the Company's Class A common stock to a $40,000 cash payment settleable in four equal quarterly cash installments beginning upon the modification of the 2023 Award. During the year ended December 31, 2022, the Company recognized $35,436 for the 2023 Award, within Salaries and benefits expenses on the accompanying consolidated statements of operations.

On June 1, 2023, the Company further modified the 2023 Award, deferring the last quarterly cash installment of $10,000 such that $5,000 was due on May 30, 2023, $5,000 is due on July 1, 2023, and providing additional cash bonus payments of up to $10,000, $6,000 due on October 1, 2023 (the "October Payment") and $1,000 due on the first of each month of November 2023 through February 2024 (together the "Remaining Payments"). All of the payments due under this modification are conditioned upon the members of the Protected senior management (i) entering into employment agreements that include certain protective covenants in favor of Protected and (ii) remaining employed by Protected (other than as a result of a termination without cause) through all applicable payment dates. The October Payment and the Remaining Payments are conditioned upon the Protected business (x) not exceeding certain trailing three-month customer acquisition marketing spending caps or (y) achieving certain monthly (or trailing twelve-month) minimum EBITDA thresholds.

Although the LTM Cash EBITDA target for the 2024 Award has not been met, the Company determined that it was probable of achievement, and accordingly, it recorded pro rata portions of the $50,000 payable for this award. or $15,824, within salaries and benefits expenses on the accompanying consolidated statements of operations for the year ended December 31, 2022.

As of December 31, 2022, stock-based compensation has been recorded as current and non-current Protected.net Incentive Plan liabilities within the consolidated balance sheet. The remaining liability for the modified 2023 Award will be recorded over the remaining service period with graded vesting attribution for each quarterly installment. The remaining liability for the 2024 Award will be recorded over the remaining service period to the extent that management determines that the achievement of the LTM Cash EBITDA target and issuance of the Series A common stock is considered probable.

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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
over the 30 trading day period immediately preceding the respective settlement date, but in any event, shall be capped at 4,667 shares of the Company’s Class A common stock in the aggregate. Any amount over the maximum number of shares is to be settled in cash.

As of December 31, 2022, the Company has determined that it was not probable that the CouponFollow business would achieve any of the Targets during the Performance Periods, and accordingly, it did not record a liability for any of the Tier Amounts set forth in the CouponFollow Incentive Plan. During the year ended December 31, 2022, the Company recognized $3,333 for the Fixed Amount, within Salaries and benefits expenses on the accompanying consolidated statements of operations, which was settled in shares during 2023.

Stock-Based Award Plan

The Company is authorized to issue restricted stock, restricted stock units, stock options, stock appreciation rights, and other stock-based and cash-based awards under its 2022 Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) a number of shares equal to 2.5% of the aggregate number of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the board of directors. On January 1, 2023, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 2.8 million shares in accordance with plan provisions.

20.SUBSEQUENT EVENTS

On April 10, 2023, Orchid Sub, a wholly-owned subsidiary of the Company, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and non-interested members of the Company’s Board of Directors (the “Board”). Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”). As of the date of this filing, the outstanding principal balance on the 2023 Revolving Note was $5,000 and the available balance was $15,000.

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

Refer to NOTE 19 - STOCK-BASED COMPENSATION for details of modifications made to the Protected Incentive Plan on June 1, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 because of the material weaknesses described below.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses resulted in the restatement of the Company's condensed consolidated financial statements: as of March 31, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and for the successor period from January 27, 2022 to March 31, 2022; as of June 30, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and for the successor periods for the three months ended June 30, 2022 and from January 27, 2022 to June 30, 2022; and as of September 30, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and for the successor periods for the three months ended September 30, 2022 and from January 27, 2022 to September 30, 2022. These material weaknesses also resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended; as of March 31, 2021 and 2020 and for the three-month periods then ended; as of June 30, 2021 and 2020 and for the six-month periods then ended; and as of September 30, 2021 and 2020 and for the nine-month periods then ended.

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

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm due to a transition period established by SEC rules and regulations for newly public companies. We are not required to have, or to engage our independent registered public accounting firm to perform, an audit of the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Remediation plan for the material weaknesses

We are in the process of, and we are focused on, designing and implementing effective measures to improve our internal control over financial reporting and remediate the material weaknesses. Our remediation efforts to address the identified material weaknesses are ongoing. Our efforts include a number of actions:

•Hiring additional senior level accounting personnel with applicable technical accounting knowledge, training and experience in accounting matters, supplemented by third-party resources;
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
•Engaging third-party experts to assist with the preparation of technical accounting analyses and valuations associated with business combinations;
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

While we believe that these efforts will improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On June 1, 2023, the Company further modified the 2023 Award of the Protected Incentive Plan, deferring the last quarterly cash installment of $10,000 such that $5,000 was due on May 30, 2023, $5,000 is due on July 1, 2023, and providing additional cash bonus payments of up to $10,000, $6,000 due on October 1, 2023 (the "October Payment") and $1,000 due on the first of each month of November 2023 through February 2024 (together the "Remaining Payments"). All of the payments due under this modification are conditioned upon the members of the Protected senior management (i) entering into employment agreements that include certain protective covenants in favor of Protected and (ii) remaining employed by Protected (other than as a result of a termination without cause) through all applicable payment dates. The October Payment and the Remaining Payments are conditioned upon the Protected business (x) not exceeding certain trailing three-month customer acquisition marketing spending caps or (y) achieving certain monthly (or trailing twelve-month) minimum EBITDA thresholds.

This summary is qualified in its entirety by reference to the full text of the First Amendment, which is filed as Exhibit 10.18 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table and biographical information sets forth certain information the director nominees. Such information is current as of April 20, 2023. The information presented below for each director nominee includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such director should be nominated to serve on our Board of Directors in light of our business.

Name	Age	Position	Director Since
Michael Blend	55	Director	2013
John Civantos	55	Director	2022
Frank R. Martire, Jr.	75	Director	2022
Moujan Kazerani	47	Director	2022
Christopher Phillips	37	Director	2022
Dexter Fowler	37	Director	2022
Caroline Horn	53	Director	2022
Jennifer Prince	50	Director	2022

Michael Blend is System1’s co-founder and has served as System1’s chief executive officer since February 2021, and chairman of our Board of Directors since September 2013. Prior to System1, Mr. Blend was President/COO of Leaf Group Ltd., which he joined when Leaf Group acquired his data company, Hotkeys, in 2006. Prior to Hotkeys, Mr. Blend was vice president, corporate development for Jawbone from 2001 to 2003 and for Wedding Channel (acquired by The Knot) from 1999 to 2001. Mr. Blend currently serves on the board of directors of Nutrisystem, Inc. and Protected.net, and has previously served on the board of directors of leading digital marketing and technology companies, including Dynata, Data Axle, among others. Mr. Blend was also the chairman of the board of Stuff Media from 2016 until it was acquired by iHeart Media in 2018. Mr. Blend was the EY National Entrepreneur of the Year for Media, Entertainment & Communications in 2018, together with System1’s other co-founder, Charles Ursini. Mr. Blend received his JD from The University of Chicago, and holds a bachelor’s degree in mathematics from Duke University. We believe Mr. Blend is qualified to serve on the System1 Board of Directors because of his extensive business and leadership experience in the digital advertising and technology industries.
John Civantos has been a member of our Board of Directors since February 2022. Mr. Civantos has been a Senior Partner at Avance Investment Management since April 2022. From August 2020 to March 2022, Mr. Civantos served as Co-Head of Private Capital Group at MSD Partners, L.P. Prior to MSD Partners, Mr. Civantos served as a Managing Partner and was a member of the Investment Committee at Court Square Capital Partners, a U.S. middle market private equity firm, where he worked from April 2004 to March 2019. At Court Square Capital Partners, Mr. Civantos was primarily involved in the firm’s efforts investing in the Business Services and Technology sectors. Mr. Civantos received his BA from Duke University and his MBA from the Wharton School of the University of Pennsylvania. He also holds an M.A. in International Affairs from the Johns Hopkins School of Advanced International Studies. We believe Mr. Civantos is qualified to serve on the System1 Board of Directors because of his extensive financial experience.
Frank R. Martire, Jr. has been a member of our Board of Directors since January 2022. Mr. Martire has served as the Executive Chairman of NCR Corporation since May 2018. Previously, Mr. Martire served as Executive Chairman of FIS from January 2017 to May 2018, Executive Chairman of FIS from January 2015 to Decemebr 2016, and chairman of the board and Chief Executive Officer of FIS from April 2012 to January 2016. Mr. Martire joined FIS as President and Chief Executive Officer after its acquisition of Metavante in October 2009, where he had served as chairman of the board and Chief Executive Officer since January 2003. Mr. Martire served as

President and Chief Operating Officer of Call Solutions, Inc. from 2001 to 2003 and president and Chief Operating Officer, Financial Institution Systems and Services Group of Fiserv from 1991 to 2001. He has also served on the boards of Cannae Holdings, Inc. since November 2017 and Foley Trasimene since May 2020. Mr. Martire received a master's degree in finance from the University of New Haven and a bachelor's degree in economics from Sacred Heart University. Mr. Martire was nominated for appointment to the Board as one of Cannae Holdings’ two permitted designees to serve on the Company’s Board pursuant to the Shareholders Agreement, dated as of January 27, 2022 (the “Shareholders Agreement”), by and among the (it) Company, (ii) Trasimene Trebia, L.P. and BGPT Trebia LP (the “Trebia Sponsors"), (iii) Cannae Holdings, Inc. (“Cannae Holdings” and, together with the Trebia Sponsors, the “Trebia Investors”), (iv) Michael Blend, (v) Chuck Ursini, (vi) Nick Baker and (vii) Just Develop It Ltd. (“JDI” and, together with Messrs. Blend, Ursini and Baker, the “Founder Shareholders”). We believe Mr. Martire is qualified to serve on the System1 Board because of his extensive leadership experience at public companies.

Moujan Kazerani has been a member of our Board of Directors since January 2022. She has been a Founding Partner of Stibel Investments since co-founding it in December 2010, and Bryant Stibel since co-founding it in November 2013. Previously, Ms. Kazerani served as General Counsel, Chief Compliance Officer & Head of HR and Culture at Dun & Bradstreet Credibility Corporation and later as Leader of Global Corporate Strategy for D&B from September 2010 to July 2017. Prior to D&B, Ms. Kazerani served as General Counsel & Secretary at Zag.com which launched and merged with TrueCar, Inc. from November 2006 to September 2010 and advised on the company’s compensation and audit committees of the board. Ms. Kazerani started her career as a corporate associate at Gibson, Dunn & Crutcher LLP. Ms. Kazerani currently serves on the board of directors of RingDNA, and Tailwind International Acquisition Corp. where she also serves on its audit committee. She received her JD from The UCLA School of Law and holds a bachelor’s degree in psychology from U.C. Berkeley. We believe Ms. Kazerani is qualified to serve on the System1 Board because of her substantial operational and executive experience.
Christopher Phillips has been a member of our Board of Directors since January 2022. He is a co-founder of Protected.net and has served as its Chief Executive Officer since May 2016 and served as a director from May 2016 until Protected.net's acquisition by System1 in January 2022. In addition, he has been the Chief Executive Officer of Just Develop It since he co-founded it in 2008. Previously, Mr. Phillips was Chief Executive Officer and Director of WZUK, a global provider of websites and web hosting. He held both positions from April 2014 until the company was sold to Endurance International Group in July 2017. From January 2011 to January 2015, Mr. Phillips served as Chief Executive Officer of JDI Backup, a leading provider of cloud storage services. We believe Mr. Phillips is qualified to serve on the System1 Board because of his business and leadership experience.

Dexter Fowler has served as a member of our Board of Directors since January 2022. Mr. Fowler was an American professional baseball outfielder who played in 14 Major League Baseball (MLB) seasons, most recently with the Los Angeles Angels, before retiring in 2023. Prior to the Angels, Mr. Fowler played for the St. Louis Cardinals from April 2017 to October 2020, for the Chicago Cubs from April 2015 to October 2016 and before that for the Houston Astros from April 2014 to October 2014. Mr. Fowler began his MLB career with the Colorado Rockies in 2004. Mr. Fowler also represented the United States in the 2008 Summer Olympics, as a member of the United States national baseball team. Mr. Fowler also served on the board of directors of Austerliz Acquisition Corporation I, a publicly traded special purpose acquisition company. We believe Mr. Fowler is qualified to serve on the System1 Board of Directors because of his professional experience and experience in serving public company boards of directors.
Caroline Horn has served as a member of our Board of Directors since January 2022. Ms. Horn has been a Partner of Andreessen Horowitz since April 2012 where she provides strategic advice to portfolio founders and CEOs on how to assess, hire, develop and retain the best executive talent. Additionally, Ms. Horn has served as an advisor at Strava since April 2014 where she provides strategic advice on hiring and people related issues. Previously, Ms. Horn served as an Executive Recruiting Manager and Executive Recruiter for Global Leadership for Google, Inc. (NYSE: GOOGL) from September 2004 to April 2012. Ms. Horn holds a bachelor’s degree in Anthropology from Dartmouth College. We believe Ms. Horn is qualified to serve on the System1 Board of Directors because of her leadership experience and expertise in company scaling and technology sectors.

Jennifer Prince has served as a member of our Board of Directors since January 2022. Ms. Prince is the Chief Commercial Officer of the Los Angeles Rams, an American football team in the National Football League, a position that she has held since December 2021. From December 2020 through December 2021 Ms. Prince served as the global VP and head of global content partnerships for Twitter, where she led the social network’s worldwide efforts engaging with media entities and individual creators since 2013. Prior to Twitter, Ms. Prince was head of industry for film and television at Google and head of media and entertainment at YouTube from April 2011 to August 2013. Ms. Prince was also SVP of advertising at Demand Media from June 2007 to April 2011. Ms. Prince currently serves on the board of directors of Versus Systems Inc., Hershey Entertainment & Resorts Company and Ghostcast Inc. Ms. Prince holds a bachelor’s degree in communications from U.C. Santa Barbara. We believe Ms. Prince is qualified to serve on the System1 Board of Directors because of her substantial leadership experience and media expertise.

Executive Officers
Below is biographical information for each of our current executive officers as of April 20, 2023, other than Michael Blend and Christopher Phillips (whose biographical information are shown above). Each executive officer serves at the discretion of the Board of Directors and the Chief Executive Officer.

Name	Age	Position
Michael Blend	55	Chief Executive Officer and Chairman
Christopher Phillips	37	Chief Executive Officer of Protected.net Group Limited
Brian Coppola	50	Chief Product Officer
Tridivesh Kidambi	41	Chief Financial Officer
Jennifer Robinson	45	Chief Technology Officer
Elizabeth Sestanovich	59	Chief People Officer
Daniel Weinrot	49	General Counsel and Corporate Secretary
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
Jennifer Robinson has been System1’s chief technology officer since May 2021. Prior to System1, Ms. Robinson was executive vice president, product & technology at Zefr, Inc., a contextual advertising company powered by patented machine learning technology from 2019 to 2021, where she led the product and tech organization. Prior to Zefr, Ms. Robinson was the chief technology officer at AwesomenessTV (now a ViacomCBS company) from 2015 to 2018, where she led technology strategy and development. Ms. Robinson received her MBA from NYU’s Stern School of Business, and holds a bachelor’s degree in computer science from The University of Chicago.
Elizabeth Sestanovich has been System1’s chief people officer since June 2021, and previously served as System1’s chief operations officer beginning in August 2016. Prior to System1, Ms. Sestanovich was the founding partner and principal of Summit Advisors, a management consulting and advisory firm, from 2014 to 2016, and the chief executive officer and group publisher of the LA Weekly & OC Weekly from 2002 to 2013. Ms. Sestanovich also held senior management positions at Carsdirect.com and The Los Angeles Times from 1993 to 2002. Ms. Sestanovich received her Master’s in psychology and organizational behavior from Pepperdine University, and holds a bachelor’s degree in psychology with a minor in economics from UCLA.

Daniel Weinrot has been System1’s general counsel since January 2018. Prior to System1, Mr. Weinrot was general counsel and deputy general counsel at Leaf Group Ltd., a diversified digital media and marketplaces company, from 2010 to 2018, and deputy general counsel at Las Vegas Sands Corp, a leading international developer of integrated casino resorts, from 2006 to 2010. Mr. Weinrot started his career as a corporate associate at Latham & Watkins LLP in Los Angeles in 2000. Mr. Weinrot received his J.D. from The UCLA School of Law, and holds a bachelor’s degree in political economy from U.C. Berkeley.
Delinquent Section 16(A) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.
Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders during the fiscal year ended December 31, 2022, except (i) due to administrative errors, each of the following filed one late Form 4 to correct the nature of ownership and amount of securities acquired in connection with the consummation of the Merger: Michael Blend (one transaction), Moujan Kazerani (two transactions), Brian Coppola (three transactions), Paul Filsinger (three transactions) Tridivesh Kidambi (four transactions), Jennifer Robinson (one transaction), Elizabeth Sestanovich (one transaction) Christopher Phillips (three transactions) and Just Develop It Limited (one transaction) and (ii) due to administrative delays in obtaining EDGAR filing codes, each of the following individuals filed one late Form 3 in connection with the consummation of the Merger: Stanley Blend, Lone Star Friends Trust and JDI & AFH Limited.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

On February 23, 2023, the Board approved and adopted amended and restated bylaws (the “Bylaws”). The Bylaws address the universal proxy rules adopted by the SEC by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Exchange Act, as amended, including the applicable notice and solicitation requirements. Additionally, the Bylaws enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings, including requiring additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies.
Code of Ethics and Conduct
We have adopted a code of ethics and business conduct that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of ethics and business conduct is available at our website at https://ir.system1.com/governance/governance-documents/default.aspx.
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.
Audit committee
Our audit committee consists of Frank R. Martire, Jr., Moujan Kazerani and Jennifer Prince, with Mr. Frank R. Martire, Jr. serving as chair. Rule 10A-3 of the Exchange Act and the NYSE rules require that our Audit Committee be composed entirely of independent members. Our Board of Directors has affirmatively determined that Mr. Martire, Jr., Mrs. Kazerani and Ms. Prince each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our Audit Committee also meets the financial literacy requirements of NYSE listing standards. In addition, our Board of Directors has determined that Mr. Martire qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our audit committee held 7 meetings in 2022.

Our audit committee is responsible for, among other things:
•selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;
•assisting the board of directors in evaluating the qualifications, performance, and independence of our independent auditors;
•assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;
•assisting the board of directors in monitoring our compliance with legal and regulatory requirements;
•assisting the board of directors in monitoring the performance of our internal audit function;
•monitoring the performance of our internal audit function;
•reviewing with management and our independent auditors our annual and quarterly financial statements;
•establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and
•preparing the audit committee report that the rules and regulations of the SEC require to be included in our annual proxy statement.
Our audit committee also reviews the related party transaction policy described under “Certain Relationships and Related Party Transactions.” Our audit committee operates under a written charter which is available on our website at https://ir.system1.com/governance/governance-documents/default.aspx.
Compensation committee
Our compensation committee operates under a written charter which is available on our website at https://ir.system1.com/governance/governance-documents/default.aspx.
Nominating and corporate governance committee
Our nominating and corporate governance committee operates under a written charter which is available on our website at https://ir.system1.com/governance/governance-documents/default.aspx.
Corporate Governance Guidelines

Our Board adopted written corporate governance guidelines (the “Corporate Governance Guidelines”) to ensure that the Board had the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions independent of our management. The guidelines acknowledge the leadership exercised by the Board’s standing committees and their chairs and are intended to serve as a flexible framework within which the Board may conduct its business. The Corporate Governance Guidelines set forth the practices the Board followed with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluations and succession planning, and board committees and compensation. The Nominating and Corporate Governance Committee assisted our Board in implementing and adhering to the Corporate Governance Guidelines. The Corporate Governance Guidelines had been reviewed at least annually by the Nominating and Corporate Governance Committee, and changes were recommended to our Board as warranted. The Corporate Governance Guidelines are available on our website at https://ir.system1.com/governance/governance-documents/default.aspx.
Board Leadership Structure
The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board of Directors, as the Board of Directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors. The Board of Directors has determined that having the Company’s current Chief Executive Officer serve as Chairman is the best use of the Chief Executive Officer’s extensive knowledge of the Company and its industry and serves to foster greater communication between the Company’s management and the Board of Directors.
The Company does not have a lead independent director. Instead, all of the independent directors play an active role on the Board of Directors. The independent directors make up a majority of the Board of Directors, and a majority of the independent directors are or have been leaders in industry with a history of exercising critical thought and sound judgment. At executive sessions of the independent directors no presiding director is appointed and each of the independent directors is given the opportunity to raise issues, make comments or express views.

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION
This section discusses the material components of the executive compensation program for our executive officers who are named in the “2022 Summary Compensation Table” below. In 2022, our “named executive officers” and their positions were as follows:

•Michael Blend, Chief Executive Officer
•Tridivesh Kidambi, Chief Financial Officer
•Chris Phillips, Chief Executive Officer of Protected.net Group Limited (“Protected UK”)

Mr. Phillips is employed by our subsidiary, Protected UK, as its Chief Executive Officer.

Mr. Blend did not receive any cash compensation from us during 2021 or 2022.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

2022 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)

Michael Blend	2022	—		—	8,488,436	—	27,167	8,515,603
Chief Executive Officer	2021	—		—	—	—	—	—
Tridivesh Kidambi	2022	344,423		579,984	3,515,352	—	58,772	4,498,531
Chief Financial Officer	2021	300,000		—	—	75,000	53,585	428,585
Chris Phillips	2022	100,000	(4)	20,000,000	6,372,500	—	—	26,472,500
Chief Executive Officer, Protected UK

(1) Amounts reflect (i) a one-time discretionary cash bonus paid to Mr. Kidambi in 2022 in recognition of his efforts in connection with the Merger; (ii) a liquidation event bonus paid to Mr. Kidambi as a result of the Merger pursuant to a letter agreement with him; and (iii) a cash bonus paid to Mr. Phillips (through Just Develop It Limited, a company controlled by Mr. Phillips (“JDI”)) related to the restructuring of the earn-out payable in connection with the Company’s acquisition of Protected UK. For additional information on the amounts described in this Note 1, see “2022 Cash Incentive Compensation—One-Time Bonuses” below.

(2)    Amounts reflect (i) for Mr. Kidambi, the incremental compensation expense incurred by the Company as a result of the modification of the vesting schedule of the Openmail Series F Units held by him in connection with the Merger; (ii) for Messrs. Blend and Kidambi, the grant-date fair market value of fully-vested shares of Class A common stock issued during 2022 in respect of such executive officer’s backstop obligations in connection with the Merger and (iii) for each named executive officer, the full grant-date fair value of restricted stock units granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our named executive officers in Note 19 to our consolidated financial statements included in our 2022 Annual Report on Form 10-K. For additional information, see “Equity Compensation” and “Equity Issuances in connection with Business Combination” below.

(3) For fiscal year 2022, all other compensation consisted of:

(a)     For Mr. Blend, Company payment of his health and welfare benefit plan premiums in the amount of $27,167.

(b)     For Mr. Kidambi, an employer-match contribution to our 401(k) plan in the amount of $9,807; a fitness/technology stipend in the amount of $360; and cash distributions in respect of Openmail Series B Units and Series F Units in the amount of $17,396 and $31,209, respectively.

(4)    In 2022, Mr. Phillips received his base salary in GBP, which was converted into USD for purposes of this 2022 Summary Compensation Table based on the exchange rate on December 31, 2022, which was 1.2099.

2022 Salaries

Each of our named executive officers (other than Mr. Blend) receives a base salary to compensate for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting and accounting for the executive’s skill set, experience, role and responsibilities. Effective January 28, 2022, the base salary for Mr. Kidambi was increased from $300,000 to $350,000 to bring his salary in-line with market salaries for similarly-situated executives. Effective January 1, 2022, Mr. Phillips’ base salary was decreased from $1,200,000 to $100,000. The aggregate base salary amounts earned by our named executive officers for 2022 are set forth above in the Summary Compensation Table in the column entitled “Salary”.

2022 Cash Incentive Compensation

2022 Annual Cash Incentive Compensation

Mr. Kidambi is eligible to earn an annual cash incentive under our annual incentive program targeted at $300,000 based on our operating and financial performance, including our annual pro-forma billings-based adjusted EBITDA performance, as well as individual performance. Messrs. Blend and Phillips do not currently (and did not in 2022) participate in our annual cash incentive program. No bonuses were earned or paid to Mr. Kidambi for fiscal year 2022 under our annual incentive program.

One-Time Bonuses

On February 4, 2022, we paid a one-time bonus to Mr. Kidambi in the amount of $500,000, in recognition of his efforts in connection with the closing of the Merger.

Additionally, on February 18, 2022, we paid a one-time bonus to Mr. Kidambi in the amount of $79,984, pursuant to a letter agreement by and between Mr. Kidambi and the Company. Pursuant to such letter agreement, Mr. Kidambi was entitled to receive a cash bonus upon a liquidation event (which included the Merger) equal to the notional interest accrued on distributions in respect of certain of his Openmail units that were waived by him pursuant to the letter, subject to his continued employment through the liquidation event.

Further, we paid a one-time bonus to Mr. Phillips (through JDI) in the amount of $20,000,000 related to the restructuring of an earnout from the Company’s acquisition of Protected UK. This bonus was paid in two equal installments on each of August 30, 2022 and November 29, 2022.

Equity Compensation

During 2022, we granted awards of restricted stock units covering Company common stock to each of our named executive officers, as described below.

Michael Blend’s and Chris Phillip’s Awards

On January 27, 2022, each of Mr. Blend and Chris Phillips (through an issuance to JDI) was granted an award of 725,000 restricted stock units which was scheduled to vest and become payable in shares of our common stock only if a “Class D Conversion Event” occurred on or prior to the fifth anniversary of the closing of the Merger. These awards vested in full on March 17, 2022, the date on which a Class D Conversion Event occurred. For purposes of these awards, a Class D Conversion Event was defined as the earlier of: (a) the first day on which the volume weighted average price of our common stock equaled or exceeded $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any twenty New York Stock Exchange trading days within a period of thirty consecutive New York Stock Exchange trading days; or (b) a change of control of the Company (as defined in the applicable award agreement) if the valuation of our common stock in such change of control equaled or exceeded $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like). If a Class D Conversion Event did not occur on or prior to the fifth anniversary of the closing of the Merger, then the awards would have been forfeited.

These restricted stock units were issued in tandem with dividend equivalents, which represented the right to receive the equivalent value of dividends paid on shares of the common stock underlying such RSUs. Dividend equivalents are credited as of the dividend record dates that occur during the period that the restricted stock units remain outstanding, and paid if and when the restricted stock units to which the dividend equivalents relate vested and the underlying shares of our common stock were issued.

Tridivesh Kidambi’s Award

On May 10, 2022, Mr. Kidambi was granted an award of 100,000 restricted stock units. The award of restricted stock units was originally scheduled to vest (or vested, as applicable) as to: (i) five percent (5%) on the first anniversary of the vesting commencement date, (ii) three and seventy-five thousands percent (3.75%) on the next four (4) quarterly anniversaries of the vesting commencement date, and (iii) ten percent (10%) on the next eight (8) quarterly anniversaries of the vesting commencement date thereafter, in each case, subject to Mr. Kidambi’s continued service through the applicable vesting date. In February 2023, the vesting schedule of the award was amended so that the restricted stock units are now scheduled to vest (or did vest, as applicable), as to: (A) five percent (5%) on the first anniversary of the vesting commencement date, (B) eleven and twenty-five thousandths percent (11.25%) on the next four (4) quarterly anniversaries of the vesting commencement date, and (C) six and twenty-five thousandths percent (6.25%) on the next eight (8) quarterly anniversaries of the vesting commencement date thereafter, in each case, subject to Mr. Kidambi’s continued service through the applicable vesting date.

Equity Issuances in connection with the Merger

In connection with their respective backstop obligations in the Merger, each of Messrs. Blend (through an issuance to Lone Star Friends Trust) and Kidambi were issued 235,104 shares and 16,965 shares, respectively, of fully vested Class A common stock of the Company upon the closing of the Merger. For additional information regarding such backstop obligations, see Note 3.

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. We expect that our named executive officers will continue to be eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan, and making fully vested matching contributions without any minimum prior service period, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, which also cover their respective eligible dependents, including:

•medical, dental and vision benefits;
•medical and dependent care flexible spending accounts;
•short-term and long-term disability insurance; and
•life insurance.
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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards held by Mr. Kidambi as of December 31, 2022. Neither Mr. Blend nor Mr. Phillips held any equity awards as of December 31, 2022.

			Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Tridivesh Kidambi	2/1/2019	2/1/2019	109,955(2)	$515,689
	5/10/2022	1/28/2022	100,000(3)	$469,000
	6/17/2022	2/15/2021	3,684(4)	$17,278

(1)    Amounts shown were determined by multiplying the number of shares or units shown in the table by the closing price of our common stock on December 30, 2022 (the last trading day of our last completed fiscal year) of $4.69 per share.

(2)    Represents Openmail Series F Units that were converted in connection with the Merger into the right to receive shares of Class A and Class C common stock of the Company, and which vested 50% upon the closing of the Merger and vested or are scheduled to vest (as applicable) with respect to the remaining 50% in eight equal installments on each of the first eight quarterly anniversaries of the closing thereafter, subject to the executive’s continued employment through the applicable vesting date.

(3)    Represents restricted stock units that, as of December 31, 2022, were originally scheduled to vest as to (i) five percent (5%) on the first anniversary of the vesting commencement date, (ii) three and seventy-five thousands percent (3.75%) on the next four (4) quarterly anniversaries of the vesting commencement date, and (iii) ten percent (10%) on the next eight (8) quarterly anniversaries of the vesting commencement date thereafter, in each case, subject to the executive's continued service through the applicable vesting date. In February 2023, the vesting schedule of such award was amended such that these restricted stock units are now scheduled to vest (or did vest, as applicable) as to (i) five percent (5%) on the first anniversary of the vesting commencement date, (ii) eleven and twenty-five thousandths percent (11.25%) on the next four (4) quarterly anniversaries of the vesting commencement date, and (iii) six and twenty-five thousandths percent (6.25%) on the next eight (8) quarterly anniversaries of the vesting commencement date thereafter, in each case, subject to the executive's continued service through the applicable vesting date.

(4)    Represents restricted stock units that are scheduled to vest (or did vest, as applicable) as to twenty-five percent (25%) on each of the first four anniversaries of the vesting commencement date, subject to the executive's continued service through the applicable vesting date.

Executive Compensation Arrangements

During 2022, we were party to an employment agreement with Mr. Kidambi, the terms of which are summarized below. Messrs. Blend and Phillips were not a party to employment agreements with us during 2022.

Tridivesh Kidambi Employment Agreement

In 2022, we were party to an employment agreement with Mr. Kidambi, which was entered into by our predecessor entity in October 2016 and pursuant to which Mr. Kidambi serves as our Chief Financial Officer. Mr. Kidambi’s employment agreement sets forth the initial terms and conditions of his employment, including his initial base salary and signing bonus. Under his employment agreement, if Mr. Kidambi’s employment with us is terminated without “cause” (as defined therein) or by Mr. Kidambi for “good reason” (as defined therein), he will be eligible for the following severance benefits: (i) continued payment of his then-current base salary for 3 months and (ii) company-subsidized COBRA premiums for up to 6 months.

Director Compensation

The following individuals served as our non-employee directors in 2022: John Civantos, William Foley, Dexter Fowler, Caroline Horn, Moujan Kazerani, Frank Martire, and Jennifer Prince. We maintain a Director Compensation Program for non-employee directors of the Company (the “Non-Employee Director Compensation Program”), which became effective as of February 25, 2022 and is further discussed below under “—Director Compensation Program”. The Non-Employee Director Compensation Program provides for grants of equity awards to our non-employee directors, commencing with the Company’s annual stockholders meeting for 2023 and, accordingly, our non-employee directors were not compensated under the Non-Employee Director Compensation Program for services provided during 2022.

However, we did award restricted stock units covering shares of our Class A Common Stock to our non-employee directors in fiscal year 2022. Twenty percent of the restricted stock units subject to each such award vested (or will vest, as applicable) on each quarterly anniversary of January 28, 2022 (or, for Mr. Civantos, February 25, 2022), subject to the applicable non-employee director’s continued service through the applicable vesting date. Additionally, we reimbursed our non-employee directors for their reasonable expenses incurred in attending meetings of the Board and its committees, as well as for certain expenses incurred in connection with attending corporate governance programs.

The table below summarizes the compensation we paid to our non-employee directors during the year ended December 31, 2022:

Name	Stock Awards ($)(1)	Total ($)
John Civantos	$233,775	$233,775
William Foley	$249,360	$249,360
Dexter Fowler	$263,210	$263,210
Caroline Horn	$270,140	$270,140
Moujan Kazerani	$304,780	$304,780
Frank Martire	$332,480	$332,480
Jennifer Prince	$304,770	$304,770

(1)     Amounts reflect the full grant-date fair value of restricted stock units granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our directors in Note 19 to our consolidated financial statements included in our 2022 Annual Report on Form 10-K.

The aggregate unvested restricted stock units held as of December 31, 2022 by each non-employee director who was serving as of December 31, 2022 were as follows: John Civantos – 9,000; William Foley – 9,600; Dexter Fowler – 10,134; Caroline Horn – 10,400; Moujan Kazerani – 11,736; Frank Martire – 12,802; and Jennifer Prince – 11,736.

Director Compensation Program

Going forward, eligible directors are entitled to receive equity compensation for service on the Board under the Non-Employee Director Compensation Program as follows:

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

All awards of the Non-Employee Director Compensation Program will be granted under, and shall be subject to the terms and provisions of, the Award Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information known to us with respect to beneficial ownership of our common stock as of April 20, 2023 for (i) each member of our Board, (ii) each holder of 5.0% or greater of our common stock, (iii) our Named Executive Officers and executive officers, and (iv) all executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following April 20, 2023 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares beneficially owned is based on 93,252,365 shares of Class A Common Stock and 21,512,757 shares of Class C Common Stock outstanding as of April 20, 2023. Except as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares of Class A Common Stock+	Class A Common Stock Beneficial Ownership Percentage	Voting Power Percentage++
Directors and Executive Officers
Michael Blend (1)	760,000	*	*
Brian Coppola (2)	417,897	*	*
Tridivesh Kidambi (3)	1,204,952	1.3%	1.0%
Jen Robinson (4)	65,938	*	*
Beth Sestanovich (5)	317,957	*	*
Daniel Weinrot (6)	154,455	*	*
John Civantos (7)	288,646	*	*
Dexter Fowler (8)	25,333	*	*
Caroline Horn (9)	26,000	*	*
Moujan Kazerani (10)	90,534	*	*
Frank R. Martire, Jr. (11)	4,482,879	4.8%	3.9%
Christopher Phillips (12)	18,672,586	20.0%	16.3%
Jennifer Prince (13)	29,333	*	*
All Directors and Executive Officers (13 Individuals)	26,436,510	28.3%	23.0%

Greater than 5% Holders
Cannae Holdings, LLC (14)	27,122,794	29.1%	23.6%
Stanley Blend (15)	16,411,892	17.6%	14.3%
Nicholas Baker (16)	7,699,449	8.3%	6.7%
Notes:
*    Represents beneficial ownership of less than 1%.
+    Represents shares of Class A Common Stock that the stockholders shown (i) beneficially own as of April 20, 2023 or (ii) have the right to acquire within 60 days upon exercise of (a) warrants, stock options and restricted stock units (“RSUs”) held by the stockholder or (b) the stockholder’s redemption right of any Class B Units in S1 Holdco held by such stockholder as described in the immediately subsequent footnote below. The shares included in this column are deemed to be outstanding in calculating the percentage ownership of Class A Common Stock of such stockholder, but are not deemed to be outstanding as to any other stockholder.
++    Includes shares that the stockholders shown have the right to acquire as of April 20, 2023 or within 60 days thereafter as described in immediately preceding footnote above. Assumes redemption of all Class B Units by all members of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) for shares of Class A Common Stock, which would have resulted in an additional 21,512,757 shares of Class A Common Stock outstanding as of April 20, 2023. Holders of Class B Units of S1 Holdco are entitled to have their Class B Units of S1 Holdco exchanged or redeemed for Class A Common Stock on a one-for-one basis or, at the election of the Company, a cash payment in an amount per Class B Unit of S1 Holdco redeemed and calculated based on the volume weighted average market price of a share of Class A Common Stock at the time of redemption. The Class B Units of S1 Holdco do not have voting rights, but holders of Class B Units of S1 Holdco own a corresponding number of shares of Class C Common Stock of the Company, which have voting rights and vote together with the shares of Class A Common Stock.
(1)    Consists of 35,000 Public Warrants exercisable for 35,000 shares of Class A Common Stock at an exercise price of $11.50 per share and 725,000 shares of Class A Common Stock, in each case held directly by Mr. Blend. Excludes (i) 58,766 shares of Class A Common Stock and 327,681 shares of Class A Common Stock issuable upon the exchange or redemption of 327,681 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held by OpenMail2, LLC (“OpenMail2”) and (ii) 1,045,077 shares of Class A Common Stock and 251,379 Class B Units of S1 Holdco (and the corresponding shares of Class C Common Stock of the Company), in each case, directly held by the Blend Family Foundation. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2. The directors of the Blend Family Foundation are Michael Blend, Sandra Blend and Stanley Blend. The terms of the Public Warrants are set forth in the Warrant Agreement filed with the SEC on June 22, 2020 as Exhibit 4.1 to the Issuer’s Current Report on Form 8-K.
(2)    Consists of (i) 114,360 shares of Class A Common Stock and 288,126 shares of Class A Common Stock issuable upon the exchange or redemption of 288,126 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) held directly by Mr. Coppola, (ii) 2,812 shares of Class A Common Stock issuable from vested RSUs awarded to the securityholder and (iii) 1,916 shares of Class A Common Stock and 10,683 shares of Class A Common Stock upon the exchange of 10,683 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) issuable within 60 days, in each case from OpenMail2.
(3)    Consists of (i) 15,000 Public Warrants exercisable for 15,000 shares of Class A Common Stock at an exercise price of $11.50 per share held directly by Mr. Kidambi, (ii) 525,293 shares of Class A Common Stock and 617,903 shares of Class A Common Stock issuable upon the exchange or redemption of 617,903 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case held directly by Mr. Kidambi, (iii) 15,518 shares of Class A Common Stock held by Mr. Kidambi’s spouse (who is also an employee of the Company), (iv) an aggregate of 3,750 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded collectively to Mr. Kidambi and Mr. Kidambi’s spouse and (v) 4,180 shares of Class A Common Stock and 23,309 shares of Class A Common Stock upon the exchange of 23,309 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) issuable within 60 days, in each case from OpenMail2.
(4)    Consists of (i) 52,289 shares of Class A Common Stock held directly by Ms. Robinson and (ii) 13,649 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded to the securityholder.
(5)    Consists of (i) 74,192 shares of Class A Common Stock and 235,789 shares of Class A Common Stock issuable upon the exchange or redemption of 235,789 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by Ms. Sestanovich, (ii) 2,250 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded to the securityholder and (iii) 871 shares of Class A Common Stock and 4,856 shares of Class A Common Stock upon the exchange of 4,856 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) issuable within 60 days, in each case from OpenMail2.
(6)    Consists of (i) 57,860 shares of Class A Common Stock and 88,390 shares of Class A Common Stock issuable upon the exchange or redemption of 88,390 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by Mr. Weinrot, (ii) 2,250 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded to the securityholder and (iii) 906 shares of Class A Common Stock and 5,050 shares of Class A Common Stock issuable upon the exchange of 5,050 Class B Units of S1 Holdco (and cancellation of the corresponding shares of Class C Common Stock of the Company) issuable within 60 days, in each case from OpenMail2.
(7)    Consists of (i) 90,534 shares of Class A Common Stock held directly by Mr. Civantos, (ii) 100,000 Public Warrants exercisable for 100,000 shares of Class A Common Stock at an exercise price of $11.50 per share held directly by Mr. Civantos, (iii) 4,500 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded to the securityholder and (iv) 75,612 shares of Class A Common Stock securities held by the John Civantos 2011 Family Trust, which shares held by the trust Mr. Civantos disclaims beneficial interest in such securities except to any pecuniary interest therein.
(8)    Consists of (i) 20,267 shares of Class A Common Stock held directly by Mr. Fowler and (ii) 5,067 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded to the securityholder.
(9)    Consists of (i) 20,800 shares of Class A Common Stock held directly by Ms. Horn and (ii) 5,200 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded to the securityholder.
(10)    Consists of (i) 43,967 shares of Class A Common Stock and 40,700 shares of Class A Common Stock issuable upon exercise of 40,700 Public Warrants, in each case held directly by Mr. Kazerani, the spouse of Ms. Kazerani, (ii) 5,867 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded to the securityholder and (iii) 12,000 shares of Class A Common Stock held by Ms. Kazerani’s in-laws, over which shares Ms. Kazerani’s spouse has voting and dispositive power pursuant to a power of attorney granted to him.
(11)    Consists of (i) 25,600 shares of Class A Common Stock held directly by Mr. Martire, (ii) 4,450,879 shares of Class A Common Stock directly held by BGPT Trebia LP (the "BGPT Sponsor"), (iii) 6,400 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded to the security holder, and (iv) 616,250 shares of Class A Common Stock from the automatic conversion of 616,250 shares of Class D Common Stock held by the BGPT Sponsor. Under the Company's Certificate of Incorporation, the BGPT Sponsor’s shares of Class D Common Stock automatically converted into Class A Common Stock on a one-for-one basis on March 17, 2022, the first trading day that the volume-weighted average price of Class A Common Stock equaled or exceeded $12.50 per share for 20 trading days within a period of 30 consecutive trading days. The sole general partner of BGPT Sponsor is Bridgeport Partners GP LLC and the sole limited partner of BGPT Sponsor is Bridgeport Partners LP. Each of Frank R. Martire, Jr. and Frank Martire, III serve as a managing member of Bridgeport Partners GP LLC and therefore may be deemed to beneficially own the 4,450,879 shares of Class A Common Stock, and ultimately exercises voting and dispositive power over such shares held by BGPT Sponsor. Each of Frank R. Martire, Jr. and Frank Martire, III disclaims beneficial ownership of these shares and warrants except to the extent of any pecuniary interest therein.
(12)    Consists of shares of Class A Common Stock held directly by Just Develop It Limited. The principal address of Just Develop It Limited is Larch House, Parklands Business Park, Denmead, Hampshire, X0 P07 6XP, United Kingdom.
(13)    Consists of (i) 23,466 shares of Class A Common Stock held directly by Ms. Prince and (ii) 5,867 shares of Class A Common Stock issuable within 60 days from vested RSUs awarded to the securityholder.
(14)    Consists of shares of Class A Common Stock held directly by Cannae Holdings, LLC (“CHL”). CHL is a wholly-owned subsidiary of Cannae Holdings, Inc. ("CHI"). The address of the principal business office of CHI is 1701 Village Center Circle, Las Vegas, Nevada 89134. Class A Common Stock ownership is based on information known as of March 14, 2023, the date of the reporting person's most recent Schedule 13D filing as of the record date.
(15)    Consists of (i) 6,728,498 shares of Class A Common Stock and 8,452,999 shares of Class A Common Stock issuable upon the exchange or redemption of 8,452,999 Class B Units of S1 Holdco (and the corresponding shares of Class C Common Stock of the Issuer), in each case, directly held by Lone Star Friends Trust, over which Mr. Blend is the trustee with sole voting and dispositive power (ii) 592,514 shares of Class A Common Stock and 251,379 shares of Class A Common Stock issuable upon the exchange or redemption of 251,379 Class B Units of S1 Holdco (and the corresponding shares of Class C Common Stock of the Issuer) directly held by the Dante Jacob Blend Trust, for which Mr. Blend is the trustee, (iii) 592,514 shares of Class A Common Stock and 251,379 shares of Class A Common Stock issuable upon the exchange or redemption of 251,379 Class B Units of S1 Holdco (and the corresponding shares of Class C Common Stock of the Issuer) directly held by the Nola Delfina Blend Trust, for which Mr. Blend is the trustee, and (iv) 45,367 shares directly held by Mr. Blend in his individual capacity.

(16)    Consists of (i) 7,208,087 shares held directly by Mr. Baker and (ii) 491,362 shares held directly by Honix Capital Limited, a limited private company registered in England and Wales (“Honix”). Mr. Baker is the sole director and controlling stockholder of Honix and has the sole voting and dispositive power over the securities held by Honix. Class A Common Stock ownership is based on information known as of September 9, 2022, the date of the reporting person's most recent Schedule 13D filing as of the record date.

Equity Compensation Plan Information

The following table provides information as of as of December 31, 2022, with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	—	—	3,186,531
Equity compensation plans not approved by security holders	—	—	—
Totals	—	—	3,186,531
_____________________

(1)     Consists of shares available for future issuance under our 2022 Incentive Award Plan. The number of shares available for issuance under the 2022 Incentive Award Plan will be annually increased on January 1 of each calendar year (beginning in 2023 and ending in 2032) by an amount equal to the lesser of (i) 2.5% of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions (Dollars in thousands, except for per share amounts)
Trebia Transactions
On July 13, 2021 BGTP Trebia LP, a Delaware limited partnership (the "BGPT Sponsor") and Trasimene Trebia, LP, a Delaware limited partnership (the "Trasimene Sponsor", and together with the BGPT Sponsor, the "Sponsors") made available to the Company a loan of up to $500,000 pursuant to two promissory notes issued to the Company from the BGPT Sponsor in the amount of $212,500 (the “BGPT Note”) and to Trasimene Sponsor $287,500 (the “Trasimene Note”). The Company is entitled to submit drawdown requests to the Sponsor from time to time and the proceeds from any amounts borrowed under the note will be used for on-going operational expenses and certain other expenses. The notes are unsecured, non-interest bearing and mature on the earlier of: (i) May 31, 2022, or (ii) the date on which the Company consummates a Business Combination. On July 13, 2021, the Company drew-down $106,250 under the BGPT Note and $143,750 under the Trasimene Note. On August 9, 2021, the Company drew-down an additional $75,000 under the BGPT Note. As of December 31, 2021, the outstanding balance under the promissory notes was $450,000. Upon the closing of the Merger, the outstanding Notes were satisfied and extinguished.

The Company was party to an administrative services agreement pursuant to which Trebia will pay BGPT Sponsor a total of $10,000 per month, until the earlier of the completion of the Merger and the liquidation of the trust assets, for office space, utilities, administrative and support services. For the year ended December 31, 2021 and the period between February 11, 2020 and December 21, 2020, the Company had incurred $120,000 and $65,000 in fees for these services, respectively. After the completion of the Merger, this agreement was terminated.

Investment in Protected by Lone Investment Holdings
On October 16, 2018, S1 Holdco and its subsidiaries purchased a 50.1% interest in Protected for $55,000. At the time of the transaction, an investment vehicle known as Lone Investment Holdings ("LIH") was a shareholder and creditor of Protected. LIH owned 7.7% of the equity of Protected, and also was a creditor for $10,500, with respect to shareholder loans for which Protected was the obligor. LIH’s shareholders primarily consist of members of the Company’s management team. As a result of the Merger, LIH’s shareholder loan to Protected was repaid, with interest, and LIH also received $1,158 in proceeds from the sale of its equity.

Loan to Former Chief Executive Officer
During 2021, S1 Holdco extended a loan of $1,500 to Ian Weingarten, its former Chief Executive Officer, in connection with his separation agreement. In January 2022, in conjunction with the consummation of the Merger, the loan was repaid in full.
Services with Paysafe
Protected.net utilizes multiple payment processors in order to process credit card payments from its subscription customers, including Paysafe Financial Services Limited (“Paysafe”). In March 2021 Paysafe completed a merger with Foley Trasimene Acquisition Corp. II (“Foley Trasimene”), a special purpose acquisition company sponsored by entities affiliated with William Foley, who was also a sponsor of Trebia Acquisition Corp. and was a member of the Company’s Board of Directors during 2022. Protected.net’s payment processing agreement with Paysafe was negotiated before the announcements of both (i) the Merger as well as (ii) the business combination between Paysafe and Foley Trasimene. The amount due from Paysafe was $2,447 as of December 31, 2022 (Successor).
Agreements with JDI Property Holdings
The Company has agreements with JDI Property Holdings Limited (“JDIP”), an entity controlled by Christopher Phillips, a director of the Company, which allows for the Company to occupy desks at JDIP’s property in such a place as JDIP specifies from time to time in exchange for GBP 52 per month. The agreements with JDIP expire on October 31, 2026. Additionally, the Company utilizes a JDIP credit card and the Company reimburses JDIP monthly. The amount owed to JDIP was insignificant as of December 31, 2022 (Successor).
Waiver of Payments to Director and Greater-than-5% Stockholder
On August 30, 2022, the Company, Protected.net and Just Develop It Limited (“JDI”), an entity controlled by a director of the Company, entered into a Conditional Consent, Waiver and Acknowledgement (the “Waiver”) pursuant to which JDI agreed to waive its right to the Year 3 Stock Bonus Pool, as such term is defined in the Business Combination Agreement, dated as of June 28, 2021 (as amended, the “Business Combination Agreement”) by and among the Company, S1 Holdco, Protected and the other parties signatory thereto in connection with the Merger, consisting of $50,000 of Class A common stock payable in January 2024 and as set forth in Section 12.11(a) of the Business Combination Agreement in exchange for $40,000 in cash payable in four (4) quarterly installments of $10,000 each, commencing on August 30, 2022 and on each three (3) month anniversary thereafter.
In connection with entering into the Waiver, the Company entered into one (1) year contractual lockup agreements with each of Christopher Phillips, a member of the Board of Directors of the Company and the controlling shareholder of JDI (on behalf of himself and JDI), pursuant to which Mr. Phillips and JDI agreed not to sell each their shares of Class A common stock for one year from September 1, 2022 through August 30, 2023 (the “Lockup Period”); provided that Mr. Phillips and JDIL may sell Class A common stock, among other exceptions, at any time during the Lockup Period at prices equal to or in excess of $11.00 per share.
Revolving Note from Company Co-Founders
On April 10, 2023, Orchid Merger Sub II, LLC (“Orchid Sub”), a wholly-owned subsidiary of the Company, entered into a $20,000 revolving note (the “Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and non-interested members of the the Board. Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”).
Any borrowed loan amounts outstanding under the Revolving Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus

3.15%. Orchid Sub may borrow amounts under the Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). The final maturity date under the Revolving Note is July 10, 2024. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded Commitments under the Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a closing fee equal to 12.0% of each Lender’s Commitment under the Revolving Note, payable within 180 days of April 10, 2023. In addition, Orchid Sub agreed to reimburse the Lenders for their reasonable and documented costs expenses incurred in connection with the negotiation, documentation and execution of the Revolving Note.
Indemnification agreements
We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements, our Charter and our Bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our Bylaws also require us to advance expenses incurred by our directors and officers.
There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.
Employment of a Family Member

One employee of the Company, who is the spouse of an executive officer, received total compensation of $528 , which includes proceeds from the Merger, during 2022.
Policies and procedures for related party transactions
We have adopted a related-party transaction policy setting forth the policies and procedures for the review and approval or ratification of transactions involving us and “related persons.” For the purposes of this policy, “related persons” includes our executive officers and directors or their immediate family members, stockholders owning five percent or more of our outstanding common stock and their immediate family members and entities in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent or greater beneficial ownership interest.
The policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party and the extent of the related person’s interest in the transaction. All related-party transactions may only be consummated if our audit committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the audit committee that considers the transaction.
Director Independence
New York Stock Exchange (“NYSE”) listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

In making these determinations, the Board has considered information provided by the directors and management with regard to the business and personal activities, relationships and related party transactions of each director. Our Board has determined that Mmes. Horn, Kazerani and Prince and Messrs. Civantos, Fowler, and Martire are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
Our audit committee has selected PwC to serve as our independent registered public accounting firm to audit the consolidated financial statements of System1, Inc. for the fiscal year ending December 31, 2023. PwC has served as our auditor since 2020. A representative of PwC is expected to be present virtually at the annual meeting to respond to appropriate questions and make a statement if he or she so desires.
The following table sets forth the aggregate fees billed by PwC for the fiscal years ended December 31, 2022 and December 31, 2021:

Fee Category	2022	2021
Audit Fees(1)	$8,613,000	$1,100,000
Audit Related Fees	—	—
Tax Fees(2)	233,629	—
All Other Fees(3)	4,150	4,150
Total	$8,850,779	$1,104,150

(1)    Audit Fees consisted of professional services rendered for the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; review of Form S-1s, comfort letters, consents, and assistance with and review of other documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)    Tax fees consisted of fees for tax compliance, advice, and planning services and consisted primarily of restructuring advice, review of transfer pricing, and international tax advice related to equity compensation.
(3)    All Other Fees are related to license fees for accounting research software.

Pre-Approval of Audit and Non-Audit Services

The audit committee pre-approves all audit, audit-related, tax, and other services performed by our independent auditors. The audit committee pre-approves specific categories of services up to pre-established fee thresholds. Unless the type of service had previously been pre-approved, the audit committee must approve that specific service before the independent auditors may perform it. In addition, separate approval is required if the amount of fees for any pre-approved category of service exceeds the fee thresholds established by the audit committee. The audit committee has delegated to the chair of the committee pre-approval authority with respect to permitted services, provided that the chair must report any pre-approval decisions to the committee at its next scheduled meeting. All fees described below were pre-approved by the audit committee.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Refer to Index to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements of the notes thereto.

3. Exhibits

Exhibits required to be filed as part of this report are:

			Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.		Description	Form	File No.	Exhibit	Filing Date
2.1(a)		Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021
	0
2.1(b)		Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)		Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)		Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

3.1		Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2		Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

4.1		Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1^		System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/20/2022

10.2		Amended and Restated Backstop Facility Agreement, dated January 10, 2022, by and between Trebia Acquisition Corp. and Cannae Holdings, Inc.	8-K	001-39331	10.3	1/10/2022

10.3		Conditional Consent, Waiver and Acknowledgement, dated as of August 30, 2022, by and among System1, Inc., Protected.net Group Limited and Just Develop It Limited.	8-K	001-39331	10.1	8/30/2022

10.4	Lock-Up Agreement, dated as of August 30, 2022, by and between System1, Inc. and Christopher Phillips.	8-K	001-39331	10.2	8/30/2022

10.5	Lock-Up Agreement, dated as of August 30, 2022, by and between System1, Inc. and Nicholas Baker.	8-K	001-39331	10.3	8/30/2022

10.6	Transition and Advisory Services Agreement, dated as of November 2, 2022, by and among System1, Inc. and Paul Filsinger.	8-K	001-39331	10.4	11/2/2022

10.7#
Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.
						X

10.8	Amended and Restated Revolving Note, dated May 16, 2023, by and among Orchid Merger Sub II, LLC, Lone Star Friends Trust and CEE Holding Trust.					X

10.9	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.10	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	06/22/2020

10.11	Form of Indemnification Agreement	8-K	001-39331	10.4	3/2/2022

10.12^	Employment Agreement, dated as of September 19, 2016, between Tridivesh Kidambi and OpenMail LLC.					X

10.13^	Employment Agreement, dated as of August 28, 2016, between Elizabeth Sestanovich and OpenMail LLC.					X

10.14^	Employment Agreement, dated as of September 15, 2015, between Brian Coppola and OpenMail LLC.					X

10.15^	Employment Agreement, dated as of February 8, 2018, between Daniel Weinrot and OpenMail LLC.					X

10.16^	Employment Agreement, dated as of May 2, 2021, between Jennifer Robinson and System1, LLC.					X

10.17	Form of Stockholders Agreement	S-4/A	333-260714	10.3	12/16/2021

10.18	First Amendment to Conditional Consent, Waiver and Acknowledgement					X

21.1	Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP. (predecessor)					X

23.2	Consent of PricewaterhouseCoopers LLP. (successor)					X

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this 5th day of June, 2023.

SYSTEM1, INC.
Date:	June 5, 2023	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer and Director
(Principal Executive Officer)

Signatures

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Blend and Trividesh Kidambi, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Michael Blend	Chief Executive Officer, Director	June 5, 2023
Michael Blend	(Principal Executive Officer)

/s/ Tridivesh Kidambi	Chief Financial Officer	June 5, 2023
Tridivesh Kidambi	(Principal Financial and Accounting Officer)

/s/ John Civantos	Director	June 5, 2023
John Civantos

/s/ Dexter Fowler	Director	June 5, 2023
Dexter Fowler

/s/ Caroline Horn	Director	June 5, 2023
Caroline Horn

/s/ Moujan Kazerani	Director	June 5, 2023
Moujan Kazerani

/s/ Frank R. Martire, Jr.	Director	June 5, 2023
Frank R. Martire, Jr.

/s/ Christopher Phillips	Director	June 5, 2023
Christopher Phillips

/s/ Jennifer Prince	Director	June 5, 2023
Jennifer Prince