Form 10-Q
period 2023-03-31
System1, Inc.
filed 2023-07-03
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of June 23, 2023, there were 93,602,763 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,512,757 shares issued and outstanding of Class C common stock, $0.0001 par value per share.

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except for par values)

	Successor
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,267	$24,606
Restricted cash, current	7,862	9,074
Accounts receivable, net of allowance for credit losses	69,319	80,927
Prepaid expenses and other current assets	12,061	11,901
Total current assets	97,509	126,508
Restricted cash, non-current	5,577	5,395
Property and equipment, net	4,469	4,022
Internal-use software development costs, net	8,630	6,948
Intangible assets, net	464,145	492,686
Goodwill	515,591	515,591
Operating lease right-of-use assets	6,050	6,484
Other non-current assets	2,826	2,822
Total assets	$1,104,797	$1,160,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,258	$12,068
Accrued expenses and other current liabilities	85,727	95,447
Protected.net incentive plan liability, current	8,755	15,436
Deferred revenue	76,346	70,164
Operating lease liabilities, current	2,195	2,149
Debt, net	15,073	15,021
Total current liabilities	199,354	210,285
Operating lease liabilities, non-current	5,314	5,875
Long-term debt, net	395,704	399,504
Warrant liability	6,389	7,798
Deferred tax liability	35,995	43,355
Protected.net incentive plan liability, non-current	20,037	15,824
Other liabilities	6,326	5,027
Total liabilities	669,119	687,668
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Class A common stock - $0.0001 par value; 500,000 shares authorized, 93,147 and 91,674 Class A shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	9
Class C common stock - $0.0001 par value; 25,000 shares authorized, 21,513 and 21,747 Class C shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	837,093	829,687
Accumulated deficit	(479,579)	(445,301)
Accumulated other comprehensive loss	(479)	(417)
Total stockholders’ equity attributable to System1, Inc.	357,046	383,980
Non-controlling interest	78,632	88,808
Total stockholders’ equity	435,678	472,788
Total liabilities and stockholders’ equity	$1,104,797	$1,160,456

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share and per unit data)

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Revenue	$167,854	$166,108	$52,712
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	120,402	120,384	41,507
Salaries and benefits	38,398	48,198	31,181
Selling, general, and administrative	17,172	15,088	15,665
Depreciation and amortization	29,374	21,928	1,000
Total operating expenses	205,346	205,598	89,353
Operating loss	(37,492)	(39,490)	(36,641)
Other expense:
Interest expense, net	11,451	4,776	1,049
Change in fair value of warrant liabilities	(1,409)	13,761	—
Total other expense	10,042	18,537	1,049
Loss before income tax	(47,534)	(58,027)	(37,690)
Income tax benefit	(4,408)	(14,649)	(629)
Net loss	$(43,126)	$(43,378)	$(37,061)
Net loss attributable to non-controlling interest	(9,174)	(7,309)	—
Net loss attributable to System1, Inc.	$(33,952)	$(36,069)	$(37,061)

Basic and diluted net loss per share	$(0.37)	$(0.44)	n/a
Weighted average number of shares outstanding - basic and diluted	92,460	82,708	n/a
Basic and diluted net loss per unit	n/a	n/a	$(1.81)
Weighted average units outstanding - basic and diluted	n/a	n/a	20,488

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Net loss	$(43,126)	$(43,378)	$(37,061)
Other comprehensive income (loss)
Foreign currency translation income (loss)	(108)	103	87
Comprehensive loss	(43,234)	(43,275)	$(36,974)
Comprehensive loss attributable to non-controlling interest	(9,220)	(7,233)	—
Comprehensive loss attributable to System1, Inc.	$(34,014)	$(36,042)	$(36,974)

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Successor:
For the period from January 1, 2023 to March 31, 2023
BALANCE—December 31, 2022	91,674	$9	21,747	$2	$829,687	$(445,301)	$(417)	$88,808	$472,788
Net loss	—	—	—	—	—	(33,952)	—	(9,174)	(43,126)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,730)	—	—	—	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,658	—	—	—	1,658
Conversion of Class C shares to Class A shares	234	—	(234)	—	956	—	—	(956)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive loss	—	—	—	—	—	—	(62)	(46)	(108)
Stock-based compensation	—	—	—	—	6,963	—	—	—	6,963
BALANCE—March 31, 2023	93,147	$9	21,513	$2	$837,093	$(479,579)	$(479)	$78,632	$435,678

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity

Successor:
For the period from January 27, 2022 to March 31, 2022
BALANCE—January 26, 2022	51,750	$5	—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of the Merger	29,017	3	22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	8	22,077	2	1,450	—	722,362	(107,797)	—	198,691	813,266
Net loss	—	—	—	—	—	—	—	(36,069)	—	(7,309)	(43,378)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income / (loss)	—	—	—	—	—	—	—	—	103	(184)	(81)
Stock-based compensation	—	—	—	—	—	—	31,398	—	—	—	31,398
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$777,325	$(143,866)	$103	$190,951	$824,524

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

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Cash flows from Operating Activities:
Net loss	$(43,126)	$(43,378)	$(37,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,374	21,928	1,000
Stock-based compensation	13,925	32,302	23,705
Noncash lease expense	436	283	115
Change in fair value of warrants	(1,409)	13,761	—
Deferred tax benefits	(7,373)	(15,540)	(816)
Other	686	1,572	(9)
Changes in operating assets and liabilities:
Accounts receivable	11,282	(14,816)	11,118
Prepaids and other assets	(159)	(3,695)	1,069
Accounts payable	(810)	66,091	(67,600)
Accrued expenses and other liabilities	(4,660)	(67,637)	57,488
Long-term earnout liabilities	(10,000)	5,595	—
Deferred revenue	6,182	3,654	311
Other long-term liabilities	(149)	(30,980)	77
Net cash used in operating activities	(5,801)	(30,860)	(10,603)
Cash flows from Investing Activities:
Purchases of property and equipment	(714)	(1,427)	—
Capitalized software development costs	(1,678)	(1,389)	(441)
Acquisition of businesses, net of cash acquired	—	(422,974)	—
Net cash used in investing activities	(2,392)	(425,790)	(441)
Cash flows from Financing Activities:
Proceeds from term loan and line of credit	—	449,000	—
Repayment of term loan	(5,000)	(172,488)	—
Payments for financing costs	—	(24,845)	—
Payment of acquisition holdback	(1,250)	—	—
Taxes paid related to net settlement of stock awards	(2,837)	—	—
Redemptions of Class A common stock	—	(510,469)	—
Cash received from the Backstop	—	246,484	—
Distributions to members	(45)	(463)	—
Net cash used in financing activities	(9,132)	(12,781)	—
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(44)	1,697	(19)
Net decrease in cash, cash equivalents and restricted cash	(17,369)	(467,734)	(11,063)
Cash and cash equivalents and restricted cash, beginning of the period	39,075	517,553	48,639
Cash and cash equivalents and restricted cash, end of the period	$21,706	$49,819	$37,576
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$8,267	$42,182	$36,833
Restricted cash	13,439	7,637	743
Total cash, cash equivalents and restricted cash	$21,706	$49,819	$37,576

Supplemental cash flow information:
Cash paid for operating lease liabilities	$—	$388	$175
ROU assets obtained in exchange for operating lease liabilities	$—	$—	$7,987
Capitalized assets financed by accounts payable	$702	$—	$—
Stock-based compensation included in capitalized software development costs	$561	$—	$—
Settlement of incentive plan through issuance of common stock	$1,658	$—	$—
Equity issuance to settle intercompany loan	$—	$—	$941
Deferred consideration for acquisition	$—	$23,500	$—

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS

System1, Inc. and subsidiaries (“System1” or the “Company”) operates an omnichannel customer acquisition platform, delivering high-intent customers to advertisers and selling antivirus software packages to end user customers.

The Company provides its omnichannel customer acquisition platform services through its proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire users, RAMP allows the Company to monetize such users through its relationships with third party advertisers and advertising networks (“Advertising Partners”). Through RAMP, third party advertising platforms and publishers (“Network Partners”) send user traffic to, and monetize user traffic on, the Company’s owned and operated websites. RAMP operates across the Company’s network of owned and operated websites and related products, allowing it to monetize user traffic that it sources from various acquisition marketing channels, including Google, Facebook, Taboola and Zemanta.

The Company, through Protected.net, also provides antivirus software solutions, offering customers a single packaged solution that provides protection and reporting to the end user. The Company delivers its antivirus software solutions directly to end-user customers around the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs. The software is sold in either a monthly or annual subscription predominantly through the flagship brand TotalAV.

Going Concern

Starting in the third quarter of 2022, the Company experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for the Company's marketing services. As of March 31, 2023, the Company had cash on hand of $8,267. The declining cash flows and financial performance raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. In response to the declining cash flows, the Company implemented a plan to raise additional financing. On April 10, 2023, the Company entered into an incremental revolver note (“2023 Revolving Note”) with related parties for $20,000. The Company believes that the proceeds from the 2023 Revolving Note, along with available cash on hand and other cash flows from operations, will be sufficient to maintain liquidity and operations in the ordinary course for the next 12 months following the date of this filing. The Company believes these mitigation plans alleviate the substantial doubt about its ability to continue as a going concern. The available balance under the 2023 Revolving Note was $15,000 as of the date that these condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

The Company was a special purpose acquisition company originally incorporated as a Cayman Islands exempted company on February 11, 2020 under the name Trebia Acquisition Corp. (“Trebia”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On January 27, 2022, the Company consummated a business combination (the "Merger"), which resulted in the acquisition of S1 Holdco and System1 SS Protect Holdings, Inc. (“Protected”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable.

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger ("Predecessor") and (ii) the combined results of the Company, including S1 Holdco and Protected following the closing of the Merger ("Successor"). The accompanying financial statements include a Predecessor period, which was the period January 1, 2022 through January 26, 2022, concurrent with the Merger and Successor periods from January 27, 2022 through March 31, 2022, and thereafter. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for the Company.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of System1, Inc. and its subsidiaries for the Successor periods, and S1 Holdco for the Predecessor period. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements. The condensed consolidated financial statements have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated statements of operations for the three months ended March 31, 2023 (Successor), the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through March 31, 2022 (Successor) are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023 or thereafter.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Adoption of Recent Accounting Pronouncements
On January 1, 2023, the Company adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Loss on Financial Instruments". Accordingly, upon adoption of this new standard, the Company recorded an allowance for credit losses of $327, with a corresponding cumulative adjustment to the beginning balance of accumulated deficit in the first quarter of fiscal 2023.

Risks and Concentrations

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

The following table illustrates the level of concentration as a percentage of total revenue for the Company's key Advertising Partners:

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Google	64%	73%	88%
Microsoft	2%	3%	4%

Accounts receivable are primarily derived from Advertising Partners located within the United States. As of March 31, 2023, two of the Company’s largest Advertising Partners, Google and Yahoo, represented 74% and 9%, respectively, of the Company’s accounts receivables balance. As of December 31, 2022, these two Advertising Partners represented 68% and 11%, respectively, of the Company’s accounts receivable balance.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to: (1) valuation of goodwill, acquired intangible assets and long-lived assets, (2) valuation and recognition of the Company's stock-based compensation awards, and (3) income taxes. Significant estimates affecting the condensed consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. Management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the condensed consolidated financial statements.

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

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if the Merger and other 2022 acquisitions occurred as of January 1, 2021. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, adjustments for transaction expenses, adjustments for certain stock-based compensation and equity related expenses incurred as a result of the transaction and the resulting tax effects, as if the Merger and acquisitions of Answers, CouponFollow and RoadWarrior occurred January 1, 2021. The pro forma results do not include any anticipated cost synergies or other effects of the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

Three months ended
March 31, 2022
Pro forma revenue	$235,811
Pro forma net (loss)	$(4,880)

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

RoadWarrior, LLC

On February 9, 2022, the Company acquired the assets of RoadWarrior, LLC (“RoadWarrior”) for total cash consideration of $19,636. The acquisition of RoadWarrior constitutes a business combination under ASC 805. The acquisition expands the Company’s Mapquest.com website technology, and provides additional functionality for customers centered around route planning for delivery drivers and teams. The results of RoadWarrior’s operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
statements. The operating results of RoadWarrior are reported within the Owned and Operated Advertising segment prospectively from the date of acquisition.

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

5.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill by reportable segments was as follows:

	Partner Network	Subscription	Total
Goodwill at December 31, 2022 and March 31, 2023	$82,407	$433,184	$515,591

During the three months ended March 31, 2023, the Company determined there were no triggering events. As such, no quantitative assessment for impairment was required, and accordingly, the Company did not record any goodwill impairment charges during the three months ended March 31, 2023.

Internal-use software development costs and intangible assets

Internal-use software development costs and intangible assets, net consisted of the following:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	March 31, 2023 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$9,246	$(616)	$8,630
Intangible assets, net:
Trademarks and trade names	$287,853	$(33,436)	$254,417
Developed technology	196,149	(57,581)	138,568
Customer relationships	121,000	(53,556)	67,444
Software	5,100	(1,384)	3,716
Total intangible assets, net	$610,102	$(145,957)	$464,145

	December 31, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$7,206	$(258)	$6,948
Intangibles:
Trademarks and trade names	$287,857	$(26,241)	$261,616
Developed technology	196,128	(45,322)	150,806
Customer relationships	121,000	(44,770)	76,230
Software	5,100	(1,066)	4,034
Total intangible costs	$610,085	$(117,399)	$492,686

The internal-use software development costs include capitalized costs not ready for its internal use of $4,176 and $4,955 as of March 31, 2023 (Successor) and December 31, 2022 (Successor), respectively.

Amortization expense associated with the Company’s intangible assets and internal-use software development costs was as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Amortization expense for internal-use software development	$557	$65	$355
Amortization expense for intangible assets	$28,558	$21,744	$629

No impairment of internal-use software development cost or intangible assets was identified for any of the periods presented.

6.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor
	March 31, 2023	December 31, 2022
Accrued payroll and related benefits	$9,704	$12,890
Accrued marketing expenses	30,331	38,911
Accrued professional fees	2,577	2,706
VAT tax liability	3,941	4,343
Accrued tax liability	2,608	1,176
Holdback liability	5,708	6,885
Accrued revenue share	19,636	16,921
Other liabilities	11,222	11,615
Accrued expenses and other current liabilities	$85,727	$95,447
7.DEFERRED REVENUE

Deferred revenue activities were as follows:

Deferred Revenue
January 1, 2022 (Predecessor)	$1,971
Additions	620
Revenue recognized	(309)
January 26, 2022 (Predecessor)	$2,282

Deferred Revenue
January 27, 2022 (Successor)	$—
Additions*	94,254
Revenue recognized	(29,444)
March 31, 2022 (Successor)	$64,810

Deferred Revenue
January 1, 2023 (Successor)	$70,164
Additions	56,390
Revenue recognized	(50,208)
March 31, 2023 (Successor)	$76,346

* Includes $61,156 from the 2022 acquisitions.

During the periods January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 through March 31, 2022 (Successor), and the three months ended March 31, 2023 (Successor), $309, $0 and $31,807, respectively, of the deferred revenue recognized existed at the beginning of each respective period.

We expect to recognize revenue related to the remaining performance obligations within the next twelve months.

8.INCOME TAXES

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

The following table presents the Company’s Income tax benefit and the effective income tax rate:

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Income tax benefit	$(4,408)	$(14,649)	$(629)
Effective tax rate	9%	25%	2%

The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, effects of predecessor flow through income allocations, state taxes, foreign rate differential, non-deductible expenses, increase to the valuation allowance related to unrealizable deferred tax assets, outside basis adjustments, and Global Intangible Low-taxed Income. As of March 31, 2023, the Company had established a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the three months ended March 31, 2023, and the periods from January 1, 2022 through January 26, 2022, and from January 27, 2022 through March 31, 2022, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of Tax Receivable Agreement Payments due under the Tax Receivable Agreement was $1,477 and $1,036 as of March 31, 2023 and December 31, 2022, respectively.

9.COMMITMENTS AND CONTINGENCIES

In June 2021, S1 Holdco entered into a multi-year agreement with a service provider whereby the Company is contractually obligated to spend $8,000 between July 2022 and June 2023. As of March 31, 2023 (Successor), the Company remains contractually obligated to spend $2,165 towards this commitment.

As of March 31, 2023, the Company had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

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

In July 2021, System1 OpCo (f/k/a System1, LLC) received initial correspondence from counsel for a United Kingdom-based marketing research company and its United States subsidiary (collectively, the “Demanding Group”) alleging trademark infringement (i) based on its use of the “SYSTEM1” trade name and mark in the United States, and (ii) subsequently based on its use of the “SYSTEM1” trade name and mark in the United Kingdom. The

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
correspondence demanded that System1 OpCo cease and desist from using the “SYSTEM1” name and mark, and even though the Company received similar correspondence from the Demanding Group regarding its alleged infringing use of the SYSTEM1 trade name and mark in the United Kingdom, no lawsuit was ever filed in the United Kingdom. In September 2021, the Demanding Group filed a lawsuit in the United States District Court for the Southern District of New York (the “Infringement Suit”), alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws, seeking, among other things, an injunction, disgorgement of profits, actual damages and attorneys’ fees and costs. The Company believes that the Demanding Group’s infringement and other allegations and claims set forth in the Infringement Suit would have been subject to a laches defense, among other defenses. The parties entered into a Co-Existence and Settlement Agreement in June 2023 in which the parties have agreed to co-exist with their current usage of the “System1” mark in their respective business operations with certain requirements and other conditions, and includes the payment of a fixed amount to the Demanding Party over the course of seventeen (17) months (the “Settlement Agreement”). The amounts accrued as of March 31, 2023 for the potential loss are consistent with the terms of the Settlement Agreement, and have been immaterial to-date.

In March 2023, the Company received a demand letter from counsel for Alta Partners, LLC (“Alta”), which purports to be a holder of certain Public Warrants of the Company (“Demand Letter”). The Demand Letter alleges, among other claims, that the Company breached the terms of the Warrant Agreement, and that Alta is entitled to approximately $5,700 in damages, plus prejudgment interest, as a result. On April 20, 2023, counsel for the Company responded to the Demand Letter, denying that any breach occurred or that Alta is entitled to any damages. In June 2023, counsel for Alta sent the Company a draft complaint (the “Complaint”) alleging substantially the same claims as those set forth in Alta’s Demand Letter. The Complaint has not been filed as of June 30, 2023. The Company continues to deny liability with respect to the claims set forth in the Demand Letter and the Complaint, and will defend itself vigorously against any such claims. The Company has not accrued a loss for this matter as a loss, or range of losses, is not reasonably estimable as of March 31, 2023.

10.DEBT, NET

The carrying values of the Company's debt, net of discounts, deferred financing and debt issuance costs were as follows:

	Successor
	March 31, 2023	December 31, 2022
Term Loan[1,2]	$360,777	$364,525
Revolving Facility	50,000	50,000
Total Debt, net	$410,777	$414,525

[1] Includes loan fees of $996 and $1,061, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.
[2] Estimated fair value of the Term Loan was $317,300 as of March 31, 2023.

On April 10, 2023, Orchid Sub, a wholly-owned subsidiary of the Company, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and noninterested members of the Company’s Board of Directors (the “Board”). Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
“Commitment” and, collectively, the “Commitments”). The available balance on the 2023 Revolving Note was $15,000 as of the date of this filing.

As of the date of this filing, the Company is in compliance with all debt covenants.

11.FAIR VALUE MEASUREMENT

The following tables present the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis:

	Successor
	March 31, 2023	December 31, 2022
	Level 1	Level 1
Public warrants	$6,389	$7,798

The fair value of the Private Placement Warrants was estimated using the Public Warrants’ quoted market price.

Changes in estimated fair value of Levels 1, 2 and 3 financial liabilities were as follows:

	Former CEO equity profits interest	Contingent consideration
	Level 3	Level 3
Fair value of liabilities at December 31, 2021 (Predecessor) and January 26, 2022 (Predecessor)	$11,132	$1,682

	Private Warrant liability	Public Warrant liability	Contingent consideration
	Level 2	Level 1	Level 3
Fair value of liabilities at January 27, 2022 (Successor)	$8,727	$18,285	$1,682
Additions	—	—	573
Change in fair value	4,446	9,315	—
Fair value of liabilities at March 31, 2022 (Successor)	$13,173	$27,600	$2,255

Public Warrant liability
Level 1
Fair value of liabilities at December 31, 2022 (Successor)	$7,798
Change in fair value	(1,409)
Fair value of liabilities at March 31, 2023 (Successor)	$6,389

There were no transfers in or out of levels during the three months ended March 31, 2023 (Successor), the period January 1, 2022 through January 26, 2022 (Predecessor), and the period January 27, 2022 through March 31, 2022 (Successor).

12.NET LOSS PER SHARE OR UNIT

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
For the three months ended March 31, 2023 (Successor) and the period from January 27, 2022 through March 31, 2022 (Successor), the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. For the period from January 1, 2022 through January 26, 2022 (Predecessor), the basic net loss per unit attributable to members was calculated by dividing the net loss attributable to common equity holders by the weighted-average number of membership units outstanding. Basic and diluted net loss per share was calculated as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Basic and diluted net loss per share	$(0.37)	$(0.44)	n/a
Numerator:
Net loss attributable to System1, Inc.	(33,952)	(36,069)	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic net loss per share (shares in thousands)	92,460	82,708	n/a
Basic and diluted net loss per unit	n/a	n/a	$(1.81)
Numerator:
Net loss	n/a	n/a	$(37,061)
Denominator:
Weighted-average membership units outstanding - basic and diluted (units in thousands)	n/a	n/a	20,488

Shares of Class C common stock outstanding for the period January 27, 2022 through March 31, 2023 (Successor) are considered potentially dilutive of the shares of Class A common stock under the application of the if-converted method, and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the three months ended March 31, 2023 (Successor) and the period from January 27, 2022 through March 31, 2022 (Successor), 21,513 and 22,077 shares of Class C common stock were excluded from the computation of net loss per share, respectively. Loss per share excludes Public Warrants as their effect was anti-dilutive.

13.SEGMENT REPORTING

We have three reportable segments:

•Owned and Operated Advertising — revenue earned by directly acquiring traffic to the Company's owned and operated websites and utilizing the RAMP platform and related services to connect Advertising Partners to the Company's owned and operated websites;
•Partner Network — revenue earned from revenue-sharing arrangements with Network Partners for the use of the RAMP platform, and related services provided to them to direct advertising by the Advertising Partners to their advertising space; and
•Subscription — revenue primarily derived from the (i) delivery of the antivirus software and (ii) delivery of the additional add-on service(s).

The following table summarizes revenue by the Company's three reportable segments:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Owned and Operated Advertising	$106,025	$126,884	$49,249
Partner Network	15,093	11,350	3,463
Subscription	46,736	27,874	—
Total revenue	$167,854	$166,108	$52,712

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The following table summarizes adjusted gross profit by the Company's three reportable segments:

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Owned and Operated Advertising	$29,839	$29,418	$8,768
Partner Network	10,217	8,413	3,012
Subscription	14,155	12,647	—
Adjusted gross profit	$54,211	$50,478	$11,780
Other cost of revenue	6,759	4,754	575
Salaries and benefits	38,398	48,198	31,181
Selling, general and administrative	17,172	15,088	15,665
Depreciation and amortization	29,374	21,928	1,000
Interest expense, net	11,451	4,776	1,049
Change in fair value of warrant liabilities	(1,409)	13,761	—
Net loss before income tax	$(47,534)	$(58,027)	$(37,690)

The following table summarizes revenue by geographic region:

	Successor		Predecessor
Geographic Region	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
United States	$117,199	$134,608	$51,701
United Kingdom	46,853	27,719	—
Other countries	3,802	3,781	1,011
Total revenue	$167,854	$166,108	$52,712

The following table summarizes property and equipment, net and operating leases by reportable segments:

	Successor
	March 31, 2023	December 31, 2022
Owned and Operated Advertising	$9,269	$9,646
Subscription	1,250	860
Total	$10,519	$10,506

14.RELATED-PARTY TRANSACTIONS

Protected.net utilizes multiple payment processors in order to process credit card payments from its subscription customers, including Paysafe Financial Services Limited (“Paysafe”). In March 2021 Paysafe completed a merger with Foley Trasimene Acquisition Corp. II (“Foley Trasimene”), a special purpose acquisition company sponsored by entities affiliated with William Foley, who was also a sponsor of Trebia Acquisition Corp. and was a member of

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
the Company’s Board of Directors. Protected.net’s payment processing agreement with Paysafe was negotiated before the announcements of both (i) the Merger as well as (ii) the business combination between Paysafe and Foley Trasimene. The Company incurred credit card processing fees related to Paysafe for the three months ended March 31, 2023, the period from January 27, 2022 through March 31, 2022 (Successor) and the period January 1, 2022 through January 26, 2022 (Predecessor) of $1,123, $539 and $0, respectively. The amount receivable from Paysafe was $458 and $2,447 as of March 31, 2023 (Successor) and December 31, 2022 (Successor), respectively.

The Company has agreements with JDI Property Holdings Limited (“JDI”), an entity controlled by a director of the Company, which allows for the Company to occupy desks at JDI’s property in such a place as JDI specifies from time to time in exchange for GBP 52 per month. The agreements with JDI expire on October 31, 2026. Additionally, the Company utilizes a JDI credit card and the Company reimburses JDI monthly. The amount owed to JDI was immaterial as of March 31, 2023 (Successor) and December 31, 2022 (Successor).

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

Orchid Merger Sub II, LLC ("Orchid Sub"), a wholly-owned subsidiary of the Company, entered into a $20,000 Revolving Note, dated as of April 10, 2023, as amended and restated on May 16, 2023 (the "2023 Revolving Note"), with certain trusts that were established for the benefit of the Company's co-founders. Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York plus 3.15%. Orchid Sub may borrow amounts under the 2023 Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). The Company may borrow up to its commitment amount, and may reuse the loan again after the balance has been paid down. The final maturity date under the 2023 Revolving Note is July 10, 2024. The lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a closing fee equal to 12.0% of each lender's commitment under the 2023 Revolving Note, payable within 180 days of April 10, 2023.

On June 20, 2023, the Company engaged Cannae Holdings, LLC (a wholly owned subsidiary of Cannae Holdings, Inc.), a greater than 5% holder of the Company's Class A Common Stock, to provide certain observations and recommendations relating to the accounting and finance functions of the Company, including:

a.the Company’s compliance with the Sarbanes Oxley Act of 2002;
b.the Company's accounting and finance talent;
c.financial planning and analysis; and
d.cash flow management.

Fees for the services include an initial retainer of $100 and $25 monthly during the term of the engagement. Either party may terminate the agreement with or without cause provided adequate written notice.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)
15.STOCK-BASED COMPENSATION

The Company recorded the following stock-based compensation expense for the periods presented:

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Stock-based compensation expense	$13,925	$32,302	$23,705

Protected.net Incentive Plan

During the three months ended March 31, 2023, the Company recognized $7,533 for both the 2023 Award and 2024 Award of the Protected.net Incentive Plan within Salaries and benefits on the condensed consolidated statements of operations. Although the last twelve months cash EBITDA target for the 2024 Award of the Protected.net Incentive Plan has not yet been met, the Company determined that it was probable of achievement. Refer to Note 14—RELATED-PARTY TRANSACTIONS.

CouponFollow Incentive Plan

As of March 31, 2023, the Company has determined that it was not probable that the CouponFollow business would achieve any of the contingent earnout targets during the Performance Periods, and accordingly, it did not record a liability for any of the tier amounts set forth in the CouponFollow Incentive Plan. During the three months ended March 31, 2023, the Company recognized $268 for the Fixed Amount of the CouponFollow Incentive Plan within Salaries and benefits expenses on the accompanying condensed consolidated statements of operations, which is net of a $566 difference between the fair value of the Class A common stock issued to settle the earnout liability for the First Performance Period for fiscal 2022 and the carrying value of the earnout liability.

On March 1, 2023, the Company settled the first Fixed Earn-Out Amount of $3,333 for the performance period ending December 31, 2022, in shares. The Company issued 407 shares of Class A Common stock, with an aggregate fair value of $1,658, net of shares withheld for taxes, on the date of settlement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1 Inc. and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of March 31, 2023 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), and the period from January 27, 2022 through March 31, 2023 (Successor) as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (Successor). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors.” Dollars, number of shares and number of units are presented in thousands, except percentages, per share and per unit information, unless otherwise noted.

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

Through RAMP, we process approximately 33 million daily advertising campaign optimizations and ingest over 5 billion rows of data daily across more than 40 advertising verticals as of March 31, 2023. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data on monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals.

The business of S1 Holdco, LLC (“S1 Holdco”), one of the entities acquired in the Merger described below, was founded in 2013 with a focus on monetizing user traffic acquired by its network. Since launching, it has expanded to support additional advertising formats across numerous advertising platforms, and has acquired several leading websites, enabling it to control user acquisition and experience, and monetize user traffic. Today S1 Holdco owns and operates over 40 websites, including leading search engines like info.com and Startpage.com, and publishing digital media sites and utilities, such as HowStuffWorks, Mapquest and ActiveBeat.

We, through Protected.net, also provide antivirus software solutions, offering our customers a single packaged solution that provides protection and reporting to the end user. We deliver our antivirus software solutions directly to end-user customers around the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs. These products include antivirus software available on an unlimited number of devices, Adblock, ID Protect and are managed to ensure they provide a value-added service to the customer base. The software is sold in either a monthly or annual subscription predominantly through the flagship brand TotalAV. As of March 31, 2023, Protected.net had over 2.6 million active subscribers for its products.

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

As a result of the current uncertainty in economic activity, including geopolitical developments and other macroeconomic factors such as rising interest rates, inflation and supply chain disruptions, we are unable to predict the size and duration of the impact on our revenue and our results of operations.

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

Refer to Note 3—MERGER and Note 5 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET — for additional information.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented.

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
(in thousands)
Revenue	$167,854	$166,108	$52,712
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	120,402	120,384	41,507
Salaries and benefits	38,398	48,198	31,181
Selling, general, and administrative	17,172	15,088	15,665
Depreciation and amortization	29,374	21,928	1,000
Total operating expenses	205,346	205,598	89,353
Operating loss	(37,492)	(39,490)	(36,641)
Other expense:
Interest expense, net	11,451	4,776	1,049
Change in fair value of warrant liabilities	(1,409)	13,761	—
Total other expense	10,042	18,537	1,049
Loss before income tax	(47,534)	(58,027)	(37,690)
Income tax benefit	(4,408)	(14,649)	(629)
Net loss	$(43,126)	$(43,378)	$(37,061)
Net loss attributable to non-controlling interest	(9,174)	(7,309)	—
Net loss attributable to System1, Inc.	$(33,952)	$(36,069)	$(37,061)

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 to March 31, 2022	Period from January 1, 2022 through January 26, 2022
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	72%	72%	79%
Salaries and benefits	23%	29%	59%
Selling, general, and administrative	10%	9%	30%
Depreciation and amortization	17%	13%	2%
Total operating expenses	122%	124%	170%
Operating loss	(22)%	(24)%	(70)%
Other expense:
Interest expense, net	7%	3%	2%
Change in fair value of warrant liabilities	(1)%	8%	—%
Total other expense	6%	11%	2%
Loss before income tax	(28)%	(35)%	(72)%
Income tax benefit	(3)%	(9)%	(1)%
Net loss	(26)%	(26)%	(70)%
Net loss attributable to non-controlling interest	(5)%	(4)%	—%
Net loss attributable to System1, Inc.	(20)%	(22)%	(70)%

* Percentages may not sum due to rounding

The comparability of our operating results for the three months ended March 31, 2023 (Successor) compared to the period from January 1, 2022 through January 26, 2022 (Predecessor) and period from January 27, 2022 through March 31, 2022 (Successor) was impacted by the Merger, as discussed above, and acquisitions.

Comparisons of Results of Operations for the three months ended March 31, 2023 (Successor), against the combined period from January 1, 2022 through January 26, 2022 (Predecessor) and the period from January 27, 2022 through March 31, 2022 (Successor).

Revenue

The following tables set forth our revenue by reportable segment.

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Revenue:
Owned and Operated Advertising	$106,025	$126,884	$49,249	(40)%
Partner Network	15,093	11,350	3,463	2%
Subscription	46,736	27,874	—	68%
Total revenue	$167,854	$166,108	$52,712	(23)%

Refer to the Revenue discussions below.

Owned and Operated Advertising ("O&O")

The decrease in O&O revenue for the three months ended March 31, 2023, compared to the same prior year period was primarily due to deteriorating macroeconomic conditions and reductions in both advertiser and overall consumer demand. For the three months ended March 31, 2023, compared to the same prior year period, sessions increased 51 million from 975 million to 1,026 million, which was more than offset by a decrease in Revenue per Session ("RPS") of approximately $.08 from $0.18 to $0.10.

Partner Network

The increase in Partner Network revenue for the three months ended March 31, 2023, compared to the same prior year period, was due to our continued investment in this business and growth from partners signed in prior years. For the three months ended March 31, 2023, compared to the same prior year period, sessions increased 139 million from 309 million to 448 million, and RPS decreased by approximately $0.02 from $0.05 to $0.03.

Subscription

The increase in Subscription revenue for the three months ended March 31, 2023, compared to the same prior year period, was primarily due to an increase in our subscriber base, an increase in the number of subscription renewals and increased subscription prices, which resulted in a higher revenue per subscription. Additionally, the three months ended March 31, 2023 included a full quarter of revenue, as compared to the prior year period, which included approximately two months of revenue.

Cost of revenue

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Cost of revenue	$120,402	$120,384	$41,507	(26)%
Percent of revenue	72%	72%	79%

The dollar decrease in cost of revenue for the three months ended March 31, 2023, compared to the same prior year period, was primarily due to a $62 million decrease in our O&O reportable segment, which was directionally consistent with the decrease in revenue. Additionally, our Cost per Session ("CPS") decreased $0.07 compared to the same prior year period, from $0.14 to $0.07. This decrease was partially offset by a $17 million increase in our Subscription reportable segment, which was directionally consistent with the increase in revenue.

The following supplemental tables set forth our adjusted gross profit by reportable segment.

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Segment Adjusted Gross Profit:
Owned and Operated Advertising	$29,839	$29,418	$8,768	(22)%
Partner Network	10,217	8,413	3,012	(11)%
Subscription	14,155	12,647	—	12%
Total Adjusted Gross Profit	$54,211	$50,478	$11,780	(13)%

Refer to the Revenue and Cost of revenue discussions above.

Salaries and benefits

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Salaries and benefits	$38,398	$48,198	$31,181	(52)%
Percent of revenue	23%	29%	59%

The decrease in salaries and benefits for the three months ended March 31, 2023, compared to the same prior year period, was primarily due to a $42 million decrease in stock-based compensation, which included $49 million related to the first quarter 2022 Merger, partially offset by $8 million related to the Protected.net Incentive Plan for the three months ended March 31, 2023. For additional information on our stock-based compensation, refer to Note 15—STOCK-BASED COMPENSATION.

Selling, general, and administrative

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Selling, general, and administrative	$17,172	$15,088	$15,665	(44)%
Percent of revenue	10%	9%	30%

The decrease in selling, general, and administrative expense for the three months ended March 31, 2023, compared to the same prior year period, was primarily due to additional costs associated with the Merger in the prior year.

Depreciation and amortization

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Depreciation and amortization	$29,374	$21,928	$1,000	28%

The increase in depreciation and amortization expense for the three months ended March 31, 2023, compared to the same prior year period, was primarily due to additions of intangible assets as a result of the first quarter 2022 Merger, along with other 2022 acquisitions.

Interest expense, net

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Interest expense, net	$11,451	$4,776	$1,049	97%

The increase in interest expense for the three months ended March 31, 2023, compared to the same prior year period, was primarily due to higher interest rates experienced during the three months ended March 31, 2023, as compared to the same prior year period.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the three months ended March 31, 2023, compared to the same prior year period, was driven by the fluctuations in the market value of our Class A common stock since the Merger.

Income tax (benefit) provision

	Successor		Predecessor
	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Income tax (benefit) provision	$(4,408)	$(14,649)	$(629)	(71)%
Effective tax rate	9%	25%	2%

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), effects of predecessor flow through income allocations, state taxes, foreign rate differential, non-deductible expenses, increase to the valuation allowance related to unrealizable deferred tax assets, outside basis adjustments, and Global Intangible Low-taxed Income.

Liquidity and Capital Resources

As of March 31, 2023 (Successor), we had available cash and cash equivalents of $8,267.

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

Going Concern

Starting in the third and fourth quarters of 2022, the Company experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for the Company's marketing services. As of March 31, 2023, the Company had cash on hand of $8,267. The declining cash flows and financial performance raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. In response to the declining cash flows, the Company implemented a plan to raise additional financing. On April 10, 2023, the Company entered into an incremental revolver note (“2023 Revolving Note”) with related parties for $20,000. The Company believes that the proceeds from the 2023 Revolving Note, along with available cash on hand and other cash flows from operations, will be sufficient to maintain liquidity and operations in the ordinary course for the next 12 months following the date of this filing. The Company believes these mitigation plans alleviate the substantial doubt about its ability to continue as a going concern. The available balance under the 2023 Revolving Note was $15,000 as of the date that these condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Credit Facilities

In connection with the Merger discussed above, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a term loan (“Term Loan”) and revolving facility (“Revolving Facility”) on January 27, 2022, providing for a 5.5 year Term Loan with a principal balance of $400,000 and with the net proceeds of $376,000.

We have been able, and expect to continue to be able, to make payments on the principal and interest on a timely basis. We are currently in compliance with our borrowing covenants.

On April 10, 2023, Orchid Sub, a wholly-owned subsidiary of the Company, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and noninterested members of the Company’s Board of Directors (the “Board”). Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a

“Commitment” and, collectively, the “Commitments”). The available balance under the 2023 Revolving Note was $15,000 as of the date of this filing.

For additional information regarding our credit facilities, refer to Note 10—DEBT, NET.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2023	Period from January 27, 2022 through March 31, 2022	Period from January 1, 2022 through January 26, 2022
Net cash used in operating activities	$(5,801)	$(30,860)	$(10,603)
Net cash used in investing activities	$(2,392)	$(425,790)	$(441)
Net cash used in financing activities	$(9,132)	$(12,781)	$—

Operating Activities

Our cash flows used in operating activities are primarily influenced by growth in our operations, timing of collections from our clients and related payments to our suppliers for advertising inventory and data. We typically pay suppliers in advance of collections from our clients. Our collection and payment cycles can vary from period to period. In addition, seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

During the three months ended March 31, 2023 (Successor), cash used in operating activities of $5,801 resulted primarily from a net loss of $43,126 and a payment for the Protected.net incentive plan of $10,000. This was partially offset by depreciation and amortization expense of $29,374, stock-based compensation of $13,925 and a decrease in accounts receivable of $11,282.

In the period from January 1, 2022 through January 26, 2022 (Predecessor), cash used in operating activities of $10,603 resulted primarily from a net loss of $37,061, and a decrease in accounts payable of $67,600 due to the Merger. This was partially offset by an increase in accrued expenses of $57,488, stock-based compensation of $23,705 and a decrease in accounts receivable of $11,118 due to the Merger.

In the period from January 27, 2022 through March 31, 2022 (Successor), cash used in operating activities of $30,860 resulted primarily from a net loss of $43,378, a decrease in accrued expenses of $67,637, non-cash tax benefit of $15,540, increase in long term liabilities of $30,980, and an increase in accounts receivable of $14,816 due to the Merger. This was partially offset by a change in fair value of warrants of $13,761, stock-based compensation of $32,302, depreciation and amortization expense of $21,928, an increase in accounts payable of $66,091, and an increase in deferred revenue of $3,654 due to the Merger.
Investing Activities

Our primary investing activities consist of acquisitions of businesses, which included the first quarter 2022 acquisitions of S1 Holdco, Protected.net, CouponFollow and RoadWarrior, as well as costs capitalized for internally developed software.

During the three months ended March 31, 2023 (Successor), cash used in investing activities of $2,392 resulted from purchases of property and equipment of $714, and expenditures related to internal-use software development costs of $1,678.

In the period from January 1, 2022 through January 26, 2022 (Predecessor), cash used in investing activities of $441 resulted from expenditures related to internal-use software development costs.

In the period from January 27, 2022 through March 31, 2022 (Successor), cash used in investing activities of $425,790 resulted primarily from the acquisitions of S1 Holdco, Protected, RoadWarrior and CouponFollow of $422,974, purchases of property and equipment of $1,427 and expenditures related to internal-use software development costs of $1,389.

Financing Activities

In the three months ended March 31, 2023 (Successor), cash used in financing activities of $9,132 resulted primarily from repayment of term loan of $5,000, taxes paid related to net settlement of stock awards of $2,837, and payment of acquisition holdback of $1,250.

In the period from January 1, 2022 to January 26, 2022 (Predecessor), there was no cash provided or used in financing activities.

In the period from January 27, 2022 to March 31, 2022 (Successor), cash used in financing activities of $12,781 resulted primarily from redemptions of Trebia Class A ordinary shares of $510,469, repayment of term loan of $172,488, and payment of debt financing costs related to the New Facility of $24,845, partially offset by proceeds from the new facility of $449,000 and the Cannae backstop of $246,484.

Share Repurchases

In August 2022, our Board of Directors authorized up to $25,000 for the repurchase of our Class A common stock and Public Warrants ("2022 Repurchase Program"). During the quarter ended March 31, 2023, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of March 31, 2023, we had $23,878 available under this authorization remaining.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2021, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $8,000 between July 2022 and June 2023. As of March 31, 2023 (Successor), we remain contractually obligated to spend $2,165 towards this commitment.

Incentive Plans

Refer to Note 15—STOCK-BASED COMPENSATION.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023, management determined there was no triggering event. As such, no quantitative assessment for impairment was required during the first quarter of 2023. No goodwill impairment charges were recorded during the three months ended March 31, 2023. Refer to Note 5 — GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET for additional information.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries, and (ii) maintaining appropriate segregation of duties. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the condensed consolidated financial statements, including the statement of cash flows.
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

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

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

While we believe that these efforts will improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of March 31, 2023.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 9—COMMITMENTS AND CONTINGENCIES” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Other than with respect to the material weakness described herein, which could further amplify our previously disclosed risks, particularly with respect to the consequences of a material weakness in internal control over financial reporting, there are no material changes had occurred in our risk factors, there have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In August 2022, our Board of Directors authorized up to $25,000 for the repurchase of our Class A common stock and Public Warrants. During the quarter ended March 31, 2023, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of March 31, 2023, we had $23,878 available under this authorization remaining.

Item 3. Defaults Upon Senior Securities

On May 1, 2023, the Company did not deliver audited financial statements as required under the terms of its credit agreement. On May 1, 2023, the Company received a notice of default, which started a 30 day cure period, ending on May 31, 2023, within which the Company could remedy the default. On June 1, 2023, as a result of not delivering audited financial statements for the fiscal year ended December 31, 2022, the default constitutes an event of default. As a result, the outstanding principal balances of $430,000 for the Term Loan and Revolving Facility were callable by Bank of America at the request of, or with the consent of, the required majority of lenders thereunder. The Company delivered audited financial statements on June 5, 2023, which cured the continuing event of default, thus Bank of America no longer has the ability to exercise remedies with respect thereto.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.		Description	Form	File No.	Exhibit	Filing Date
2.1(a)		Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021
	0
2.1(b)		Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)		Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)		Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

3.1		Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2		Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

4.1		Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

10.1^		System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/20/2022

10.2		Amended and Restated Backstop Facility Agreement, dated January 10, 2022, by and between Trebia Acquisition Corp. and Cannae Holdings, Inc.	8-K	001-39331	10.3	1/10/2022

10.3		Conditional Consent, Waiver and Acknowledgement, dated as of August 30, 2022, by and among System1, Inc., Protected.net Group Limited and Just Develop It Limited.	8-K	001-39331	10.1	8/30/2022

10.4		Lock-Up Agreement, dated as of August 30, 2022, by and between System1, Inc. and Christopher Phillips.	8-K	001-39331	10.2	8/30/2022

10.5		Lock-Up Agreement, dated as of August 30, 2022, by and between System1, Inc. and Nicholas Baker.	8-K	001-39331	10.3	8/30/2022

10.6		Transition and Advisory Services Agreement, dated as of November 2, 2022, by and among System1, Inc. and Paul Filsinger.	8-K	001-39331	10.4	11/2/2022

10.7#		Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	10-K	001-39331	10.7	6/6/2023

10.8		Amended and Restated Revolving Note, dated May 16, 2023, by and among Orchid Merger Sub II, LLC, Lone Star Friends Trust and CEE Holding Trust.	10-K	001-39331	10.8	6/6/2023

10.9		Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.10	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	06/22/2020

10.11	Form of Indemnification Agreement	8-K	001-39331	10.4	3/2/2022

10.12^	Employment Agreement, dated as of June 15, 2023, by and between Mr. Kidambi and the Company.	8-K	001-39331	10.1	6/22/2023

10.13^	Employment Agreement, dated as of August 28, 2016, between Elizabeth Sestanovich and OpenMail LLC.	10-K	001-39331	10.13	6/6/2023

10.14^	Employment Agreement, dated as of September 15, 2015, between Brian Coppola and OpenMail LLC.	10-K	001-39331	10.14	6/6/2023

10.15^	Employment Agreement, dated as of February 8, 2018, between Daniel Weinrot and OpenMail LLC.	10-K	001-39331	10.15	6/6/2023

10.16^	Employment Agreement, dated as of May 2, 2021, between Jennifer Robinson and System1, LLC.	10-K	001-39331	10.16	6/6/2023

10.17	Form of Stockholders Agreement	S-4/A	333-260714	10.3	12/16/2021

10.18	First Amendment to Conditional Consent, Waiver and Acknowledgement, dated as of June 1, 2023, by and among System1, Inc., Protected.net Group Limited and Just Develop It Limited., dated as of June 1, 2023, by and among System1, Inc., Protected.net Group Limited and Just Develop It Limited.	10-K	001-39331	10.18	6/6/2023

31.1	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

System1 Inc.

Date: June 30, 2023	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: June 30, 2023	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer