Form 10-Q
period 2023-06-30
System1, Inc.
filed 2023-08-09
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of August 3, 2023, there were 93,606,858 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,512,757 shares issued and outstanding of Class C common stock, $0.0001 par value per share.

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except for par values)

	Successor
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,603	$24,606
Restricted cash, current	11,762	9,074
Accounts receivable, net of allowance for credit losses	62,789	80,927
Prepaid expenses and other current assets	11,976	11,901
Total current assets	95,130	126,508
Restricted cash, non-current	5,825	5,395
Property and equipment, net	5,047	4,022
Internal-use software development costs, net	10,162	6,948
Intangible assets, net	437,323	492,686
Goodwill	515,591	515,591
Operating lease right-of-use assets	5,637	6,484
Other non-current assets	3,498	2,822
Total assets	$1,078,213	$1,160,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,942	$12,068
Accrued expenses and other current liabilities	77,466	95,447
Protected incentive plan liability, current	12,272	15,436
Deferred revenue	80,461	70,164
Operating lease liabilities, current	2,243	2,149
Debt, net	15,138	15,021
Related-party loan fee payable	2,400	—
Total current liabilities	209,922	210,285
Long-term debt, net	391,888	399,504
Related-party loan	5,000	—
Warrant liability	8,406	7,798
Deferred tax liability	29,851	43,355
Protected incentive plan liability, non-current	24,298	15,824
Operating lease liabilities, non-current	4,778	5,875
Other liabilities	7,125	5,027
Total liabilities	681,268	687,668
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Class A common stock - $0.0001 par value; 500,000 shares authorized, 93,602 and 91,674 Class A shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	9
Class C common stock - $0.0001 par value; 25,000 shares authorized, 21,513 and 21,747 Class C shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	842,350	829,687
Accumulated deficit	(514,809)	(445,301)
Accumulated other comprehensive loss	(270)	(417)
Total stockholders’ equity attributable to System1, Inc.	327,282	383,980
Non-controlling interest	69,663	88,808
Total stockholders’ equity	396,945	472,788
Total liabilities and stockholders’ equity	$1,078,213	$1,160,456

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share and per unit data)

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Revenue	$147,238	$219,797	$315,092	$385,905	$52,712
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	93,882	152,558	214,284	$272,942	41,507
Salaries and benefits	43,991	49,511	82,389	97,709	31,181
Selling, general, and administrative	17,735	16,747	34,907	31,835	15,665
Depreciation and amortization	28,052	32,094	57,426	54,022	1,000
Total operating expenses	183,660	250,910	389,006	456,508	89,353
Operating loss	(36,422)	(31,113)	(73,914)	(70,603)	(36,641)
Other (income) expense:
Interest expense, net	12,342	7,324	23,793	12,100	1,049
Change in fair value of warrant liabilities	2,018	(4,139)	609	9,622	—
Total other expense	14,360	3,185	24,402	21,722	1,049
Loss before income tax	(50,782)	(34,298)	(98,316)	(92,325)	(37,690)
Income tax benefit	(6,605)	(454)	(11,013)	(15,103)	(629)
Net loss	(44,177)	$(33,844)	$(87,303)	$(77,222)	$(37,061)
Net loss attributable to non-controlling interest	(8,947)	(8,107)	(18,121)	(15,416)	—
Net loss attributable to System1, Inc.	$(35,230)	$(25,737)	$(69,182)	$(61,806)	$(37,061)

Net loss per share:
Basic	$(0.38)	$(0.29)	$(0.74)	$(0.71)	n/a
Diluted	$(0.38)	$(0.33)	$(0.74)	$(0.71)	n/a
Shares used in net loss per share calculations:
Weighted average shares outstanding - basic	93,425	89,701	92,945	86,840	n/a
Weighted average shares outstanding - diluted	93,425	91,182	92,945	86,840	n/a
Basic and diluted net loss per unit	n/a	n/a	n/a	n/a	$(1.81)
Weighted average units outstanding - basic and diluted	n/a	n/a	n/a	n/a	20,488

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Net loss	$(44,177)	$(33,844)	$(87,303)	$(77,222)	$(37,061)
Other comprehensive income (loss):
Foreign currency translation income (loss)	187	(524)	79	(421)	87
Comprehensive loss	$(43,990)	$(34,368)	$(87,224)	$(77,643)	$(36,974)
Comprehensive loss attributable to non-controlling interest	(8,897)	(8,046)	(18,087)	(15,355)	—
Comprehensive loss attributable to System1, Inc.	$(35,093)	$(26,322)	$(69,137)	$(62,288)	$(36,974)

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Successor:
For the period from January 1, 2023 to March 31, 2023
BALANCE—December 31, 2022	91,674	$9	21,747	$2	$829,687	$(445,301)	$(417)	$88,808	$472,788
Net loss	—	—	—	—	—	(33,952)	—	(9,174)	(43,126)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,730)	—	—	—	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,658	—	—	—	1,658
Conversion of Class C shares to Class A shares	234	—	(234)	—	956	—	—	(956)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive loss	—	—	—	—	—	—	(62)	(46)	(108)
Stock-based compensation	—	—	—	—	6,963	—	—	—	6,963
BALANCE—March 31, 2023	93,147	$9	21,513	$2	$837,093	$(479,579)	$(479)	$78,632	$435,678
Net loss	—	—	—	—	—	(35,230)	—	(8,947)	(44,177)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	455	—	—	—	(314)	—	—	—	(314)
Other comprehensive income	—	—	—	—	—	—	209	(22)	187
Stock-based compensation	—	—	—	—	5,571	—	—	—	5,571
BALANCE—June 30, 2023	93,602	9	21,513	2	842,350	(514,809)	(270)	69,663	396,945

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity

Successor:
For the period from January 27, 2022 to March 31, 2022
BALANCE—January 26, 2022	51,750	$5	—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of the Merger	29,017	3	22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	$8	22,077	$2	1,450	$—	$722,362	$(107,797)	$—	$198,691	$813,266
Net loss	—	—	—	—	—	—	—	(36,069)	—	(7,309)	(43,378)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income / (loss)	—	—	—	—	—	—	—	—	103	(184)	(81)
Stock-based compensation	—	—	—	—	—	—	31,398	—	—	—	31,398
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$777,325	$(143,866)	$103	$190,951	$824,524
Net loss	—	—	—	—	—	—	—	(25,737)	—	(8,107)	(33,844)
Exercise of warrants	3,969	—	—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	21	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	(524)	(14)	(538)
Stock-based compensation	—	—	—	—	—	—	6,995	—	—	—	6,995
Distribution to members	—	—	—	—	—	—	—	—	—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9	22,077	$2	—	$—	$812,309	$(169,603)	$(421)	$181,576	$823,872

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

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Cash flows from Operating Activities:
Net loss	$(87,303)	$(77,222)	$(37,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,426	54,022	1,000
Stock-based compensation	31,656	57,470	23,705
Noncash lease expense	878	694	115
Change in fair value of warrants	608	9,622	—
Deferred tax benefits	(13,493)	(22,746)	(816)
Other	3,588	2,860	(9)
Changes in operating assets and liabilities:
Accounts receivable	16,158	(8,136)	11,118
Prepaids and other assets	(834)	(2,002)	1,069
Accounts payable	7,818	6,535	(67,600)
Accrued expenses and other liabilities	(10,963)	(11,225)	57,488
Long-term earnout liabilities	(15,000)	5,694	—
Deferred revenue	10,297	7,211	311
Other long-term liabilities	516	(31,080)	77
Net cash provided by (used in) operating activities	1,352	(8,303)	(10,603)
Cash flows from Investing Activities:
Purchases of property and equipment	(1,581)	(2,310)	—
Capitalized software development costs	(3,487)	(3,497)	(441)
Acquisition of businesses, net of cash acquired	—	(444,074)	—
Net cash used in investing activities	(5,068)	(449,881)	(441)
Cash flows from Financing Activities:
Proceeds from related-party loan	39,000	—	—
Repayment of related-party loan	(34,000)	—	—
Proceeds from term loan and line of credit	—	449,000	—
Repayment of term loan	(10,000)	(177,488)	—
Payments for financing costs	—	(24,845)	—
Payment of acquisition holdback	(1,250)	(1,715)	—
Taxes paid related to net settlement of stock awards	(3,052)	—	—
Redemptions of Class A common stock	—	(510,469)	—
Proceeds from warrant exercises	—	5,027	—
Cash received from the Backstop	—	246,484	—
Taxes paid on behalf of S1 Holdco partnership members	(66)	(1,501)	—
Net cash used in financing activities	(9,368)	(15,507)	—
Effect of exchange rate changes in cash, cash equivalent and restricted cash	199	604	(19)
Net decrease in cash, cash equivalents and restricted cash	(12,885)	(473,087)	(11,063)
Cash and cash equivalents and restricted cash, beginning of the period	39,075	517,553	48,639
Cash and cash equivalents and restricted cash, end of the period	$26,190	$44,466	$37,576
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$8,603	$37,442	$36,833
Restricted cash	17,587	7,024	743
Total cash, cash equivalents and restricted cash	$26,190	$44,466	$37,576

Supplemental cash flow information:
Cash paid for operating lease liabilities	$—	$563	$175
ROU assets obtained in exchange for operating lease liabilities	$—	$2,064	$7,987
Capitalized assets financed by accounts payable	$53	$—	$—
Stock-based compensation included in capitalized software development costs	$1,124	$—	$—
Settlement of incentive plan through issuance of common stock	$1,658	$—	$—
Equity issuance to settle intercompany loan	$—	$—	$941
Deferred consideration for acquisition	$—	$7,059	$—

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

The Company, through Total Security Limited ("Protected"; formerly Protected.net Group Limited), also provides antivirus software solutions, offering customers a single packaged solution that provides protection and reporting to the end user. The Company delivers its antivirus software solutions directly to end-user customers around the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs. The software is sold in either a monthly or annual subscription predominantly through its flagship products TotalAV and TotalAdBlock.

Going Concern

Starting in the third quarter of 2022 and continuing into 2023, the Company experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for the Company's marketing services. In response to these conditions, the Company obtained additional financing in the second quarter of 2023 as previously disclosed which was expected to provide the Company sufficient liquidity to manage through the current business environment. However, subsequent to the quarter ended June 30, 2023, the Company has experienced increased customer acquisition costs in addition to the loss of a Network Partner, both of which have further negatively impacted the Company’s future cash forecasts, and may negatively impact the Company’s forecasted compliance with the maximum leverage ratio covenant of the Term Loan (defined in Note 10) in the latter half of 2023. As of June 30, 2023, the Company had cash on hand of $8,603, an accumulated deficit of $514,809, and generated cash flows from operations of $1,352 for the six months ended June 30, 2023. The Company has principal and interest payments due of approximately $15,000 per quarter, and as of the date of this filing, the remaining available capacity under the 2023 Revolving Note (defined in Note 14) was $10,000.

The declining cash flows and financial performance raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. The Company has developed plans for cost reduction measures, including some already implemented, to address the Company’s forecasted reduction to future cash flows and reduce the Company’s leverage ratio. The Company is also evaluating strategic alternatives, including but not limited to raising additional capital by selling equity or debt securities, seeking incremental financing from related parties or financial institutions, or by other means. However, the Company does not have definitive plans or agreements in place, and as a result, the Company cannot provide assurances that additional measures will be available on acceptable terms or at all. To the extent the Company's financial performance does not improve or the Company's plans are not successful or finalized, the Company may have insufficient available cash balances to fund their operations by the end of the calendar year.

While the Company will seek to expeditiously implement such plans, there can be no assurance that the plans will be sufficient to maintain appropriate liquidity to support the Company’s on-going operations or maintain compliance

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

with debt covenants. Accordingly, the Company believes that there is substantial doubt about its ability to continue as a going concern for the twelve-month period following the date of this filing.

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

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger ("Predecessor") and (ii) the combined results of the Company, including S1 Holdco and Protected following the closing of the Merger ("Successor"). The accompanying financial statements include a Predecessor period, which was the period January 1, 2022 through January 26, 2022, concurrent with the Merger and Successor periods from January 27, 2022 through June 30, 2022, and thereafter. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for the Company.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of System1, Inc. and its subsidiaries for the Successor periods, and S1 Holdco for the Predecessor period. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements. The condensed consolidated financial statements have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated statements of operations for the three and six months ended June 30, 2023 (Successor), the three months ended June 30, 2022 (Successor), the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through June 30, 2022 (Successor) are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023 or thereafter.

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

The following table illustrates the level of concentration as a percentage of total revenue for the Company's key Advertising Partners:

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Google	55%	69%	60%	71%	88%
Microsoft	2%	3%	2%	3%	4%

Accounts receivable are primarily derived from Advertising Partners located within the United States. As of June 30, 2023, two of the Company’s largest Advertising Partners, Google and Yahoo, represented 65% and 13%, respectively, of the Company’s accounts receivables balance. As of December 31, 2022, these two Advertising Partners represented 68% and 11%, respectively, of the Company’s accounts receivable balance.

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

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if the Merger and other 2022 acquisitions (refer to Note 4—ACQUISITIONS) occurred as of January 1, 2021. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, adjustments for transaction expenses, adjustments for certain stock-based compensation and equity related expenses incurred as a result of the transaction and the resulting tax effects, as if the Merger and acquisitions of Answers, CouponFollow and RoadWarrior occurred January 1, 2021. The pro forma results do not include any anticipated cost synergies or other effects of the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Pro forma revenue	$219,912	$455,836
Pro forma net (loss)	$(20,474)	$(25,436)

4.ACQUISITIONS

Answers Holdings, Inc.

On May 4, 2022, the Company acquired the assets of Answers Holdings, Inc. and its subsidiaries, collectively ("Answers") for total cash consideration of $4,632. The acquisition of Answers constitutes a business combination under ASC 805, Business Combinations.

This acquisition expands the Company's portfolio of Owned & Operated Advertising publishing sites and search destinations to include a destination for higher education and lifelong learning content. The results of Answers’ operations as of and after the date of acquisition have been included in the Company’s condensed consolidated financial statements. The operating results of Answers are reported within the Owned and Operated Advertising segment.

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

NextGen Shopping, Inc.

On March 4, 2022, the Company acquired NextGen Shopping, Inc. (d/b/a “CouponFollow”) for total cash consideration of $75,087, of which $16,446 was deferred, $5,600 was held-back, and $25,500 related to the fair value of 2,000 shares of Class A common stock issued. The fair value of the shares of Class A common stock was determined by utilizing the closing price per share of the Company's Class A common stock listed on the NYSE as of March 3, 2022, and a discount rate of 7.5%, as the shares were not immediately available for sale upon issuance, and this restriction was deemed to be a function of the security characteristics. The deferred consideration of $16,446 was paid during the three months ended June 30, 2022. The held-back consideration amount will become payable eighteen months subsequent to the acquisition date, subject to the Company's satisfaction of any potential post-closing purchase price adjustments and indemnification claims. The cash payment included the transaction costs of $3,129 that the Company paid on behalf of CouponFollow in connection with the closing of the transaction. The acquisition of CouponFollow constitutes a business combination under ASC 805.

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

5.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill by reportable segments was as follows:

	Partner Network	Subscription	Total
Goodwill at December 31, 2022 and June 30, 2023	$82,407	$433,184	$515,591

During the six months ended June 30, 2023, the Company determined there were no triggering events. As such, no quantitative assessment for impairment was required, and accordingly, the Company did not record any goodwill impairment charges during the six months ended June 30, 2023.

Internal-use software development costs and other intangible assets

Internal-use software development costs and intangible assets, net consisted of the following:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	June 30, 2023 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$11,187	$(1,025)	$10,162
Intangible assets, net:
Trademarks and trade names	$287,853	$(40,631)	$247,222
Developed technology	196,224	(69,839)	126,385
Customer relationships	121,000	(60,682)	60,318
Software	5,100	(1,702)	3,398
Total intangible assets, net	$610,177	$(172,854)	$437,323

	December 31, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$7,206	$(258)	$6,948
Intangible assets, net:
Trademarks and trade names	$287,857	$(26,241)	$261,616
Developed technology	196,128	(45,322)	150,806
Customer relationships	121,000	(44,770)	76,230
Software	5,100	(1,066)	4,034
Total intangible assets, net	$610,085	$(117,399)	$492,686

The internal-use software development costs include capitalized costs not ready for its internal use of $5,032 and $4,955 as of June 30, 2023 (Successor) and December 31, 2022 (Successor), respectively.

Amortization expense associated with the Company’s intangible assets and internal-use software development costs was as follows:

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Amortization expense for internal-use software development	$839	$78	$1,396	$143	$355
Amortization expense for intangible assets	$26,898	$31,867	$55,456	$53,611	$629

No impairment of internal-use software development cost or intangible assets was identified for any of the periods presented.

6.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor
	June 30, 2023	December 31, 2022
Accrued payroll and related benefits	$11,245	$12,890
Accrued marketing expenses	23,152	38,911
Accrued professional fees	1,131	2,706
VAT tax liability	3,386	4,343
Accrued tax liability	1,278	1,176
Holdback liability	5,775	6,885
Accrued revenue share	20,587	16,921
Other liabilities	10,912	11,615
Accrued expenses and other current liabilities	$77,466	$95,447

7.DEFERRED REVENUE

Deferred revenue activities were as follows:

Deferred Revenue
January 1, 2022 (Predecessor)	$1,971
Additions	620
Revenue recognized	(309)
January 26, 2022 (Predecessor)	$2,282

Deferred Revenue
January 27, 2022 (Successor)	$—
Additions*	141,941
Revenue recognized	(73,573)
June 30, 2022 (Successor)	$68,368

Deferred Revenue
January 1, 2023 (Successor)	$70,164
Additions	113,392
Revenue recognized	(103,095)
June 30, 2023 (Successor)	$80,461

* Includes $61,156 from the 2022 acquisitions.

During the periods January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 through June 30, 2022 (Successor), and the six months ended June 30, 2023 (Successor), $309, $0, and $52,659, respectively, of the deferred revenue recognized existed at the beginning of each respective period.

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

The following table presents the Company’s Income tax benefit and the effective income tax rate:

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Income tax benefit	$(6,605)	$(454)	$(11,013)	$(15,103)	$(629)
Effective tax rate	13%	1%	11%	16%	2%

The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, effects of predecessor flow through income allocations, state taxes, foreign rate differential, non-deductible expenses, increase to the valuation allowance related to unrealizable deferred tax assets, outside basis adjustments, and Global Intangible Low-taxed Income. As of June 30, 2023, the Company had a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the six months ended June 30, 2023, and the periods from January 1, 2022 through January 26, 2022, and from January 27, 2022 through June 30, 2022, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of Tax Receivable Agreement Payments due under the Tax Receivable Agreement was $1,477 and $1,036 as of June 30, 2023 and December 31, 2022, respectively.

9.COMMITMENTS AND CONTINGENCIES

In June 2023, S1 Holdco entered into a multi-year agreement with a web services provider whereby the Company is contractually obligated to spend $15,000 between July 2023 and June 2026. As of June 30, 2023 (Successor), the Company remains contractually obligated to spend $14,070 towards this commitment.

As of June 30, 2023, the Company had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

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

In July 2021, System1 OpCo (f/k/a System1, LLC) received initial correspondence from counsel for a United Kingdom-based marketing research company and its United States subsidiary (collectively, the “Demanding Group”) alleging trademark infringement (i) based on its use of the “SYSTEM1” trade name and mark in the United States, and (ii) subsequently based on its use of the “SYSTEM1” trade name and mark in the United Kingdom. The correspondence demanded that System1 OpCo cease and desist from using the “SYSTEM1” name and mark, and even though the Company received similar correspondence from the Demanding Group regarding its alleged

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

infringing use of the SYSTEM1 trade name and mark in the United Kingdom, no lawsuit was ever filed in the United Kingdom. In September 2021, the Demanding Group filed a lawsuit in the United States District Court for the Southern District of New York (the “Infringement Suit”), alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws, seeking, among other things, an injunction, disgorgement of profits, actual damages and attorneys’ fees and costs. The Company believes that the Demanding Group’s infringement and other allegations and claims set forth in the Infringement Suit would have been subject to a laches defense, among other defenses. The parties entered into a Co-Existence and Settlement Agreement in June 2023 in which the parties have agreed to co-exist with their current usage of the “System1” mark in their respective business operations with certain requirements and other conditions, and includes the payment of a fixed amount to the Demanding Party over the course of seventeen (17) months (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Infringement Suit has been dismissed with prejudice. The amount accrued as of June 30, 2023 for the loss is consistent with the terms of the Settlement Agreement and is considered immaterial.

In March 2023, the Company received a demand letter from counsel for Alta Partners, LLC (“Alta”), which purports to be a holder of certain Public Warrants of the Company (“Demand Letter”). The Demand Letter alleges, among other claims, that the Company breached the terms of the Warrant Agreement, and that Alta is entitled to approximately $5,700 in damages, plus prejudgment interest, as a result. On April 20, 2023, counsel for the Company responded to the Demand Letter, denying that any breach occurred or that Alta is entitled to any damages. In June 2023, counsel for Alta sent the Company a draft complaint (the “Complaint”) alleging substantially the same claims as those set forth in Alta’s Demand Letter. The Complaint has not been filed as of June 30, 2023. The Company continues to deny liability with respect to the claims set forth in the Demand Letter and the Complaint, and intends to defend itself vigorously against any such claims. The Company has not accrued a loss for this matter as a loss, or range of losses, is not reasonably estimable as of June 30, 2023.

10.DEBT, NET

In connection with the Merger, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“2022 Revolving Facility”) with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The 2022 Revolving Facility provided for borrowing availability of up to$50,000. As of June 30, 2023, $50,000 was outstanding on the 2022 Revolving Facility and principal of $375,000 was outstanding on the Term Loan. Through December 31, 2025, $5,000 of the Term Loan is payable quarterly. From March 31, 2026, $7,500 of the Term Loan is payable quarterly. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the $50,000 2022 Revolving Facility at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that the Company delivers its audited consolidated financial statements to its lender within 120 days of its fiscal year end, December 31. Should the Company fail to distribute the financial statements to its lender within 120 days, it is allowed an additional 30 to cure.

The 2022 Revolving Facility matures in January 2027, and accordingly, it is classified within long-term debt, net on the consolidated balance sheet as of June 30, 2023. The interest rate on the 2022 Revolving Facility is the adjusted Term SOFR plus 2.5% with an adjusted Term SOFR floor of 0%. In March 2022, the Company borrowed $49,000 under its 2022 Revolving Facility, to fund a portion of the purchase price related to its CouponFollow acquisition. In October 2022, the Company borrowed the remaining $1,000 available.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The carrying values of the Company's debt, net of discounts, deferred financing and debt issuance costs were as follows:

	Successor
	June 30, 2023	December 31, 2022
Term Loan[1,2]	$357,026	$364,525
2022 Revolving Facility	50,000	50,000
Total Debt, net	$407,026	$414,525
_______________
[1] Includes loan fees of $932 and $1,061, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.
[2] Estimated fair value of the Term Loan was $313,125 as of June 30, 2023.

As of the date of this filing, the Company was in compliance with all debt covenants.

Refer to Note 14—RELATED-PARTY TRANSACTIONS for additional information regarding the Company's indebtedness.

11.FAIR VALUE MEASUREMENT

The following tables present the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis:

	Successor
	June 30, 2023	December 31, 2022
	Level 1	Level 1
Public warrants	$8,406	$7,798

The fair value of the Public Warrants was estimated using the Public Warrants’ quoted market price.

Changes in estimated fair value of Levels 1, 2 and 3 financial liabilities were as follows:

	Former CEO equity profits interest	Contingent consideration
	Level 3	Level 3
Fair value of liabilities at December 31, 2021 (Predecessor) and January 26, 2022 (Predecessor)	$11,132	$1,682

	Public Warrant liability	Private Warrant liability	Contingent consideration
	Level 1	Level 2	Level 3
Fair value of liabilities at January 27, 2022 (Successor)	$18,285	$8,727	$1,682
Additions	—	—	573
Settlements	(1,147)	(21,818)	(1,715)
Change in fair value	(3,469)	13,091	28
Fair value of liabilities at June 30, 2022 (Successor)	$13,669	$—	$568

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

Public Warrant liability
Level 1
Fair value of liabilities at December 31, 2022 (Successor)	$7,798
Change in fair value	608
Fair value of liabilities at June 30, 2023 (Successor)	$8,406

There were no transfers in or out of levels during the six months ended June 30, 2023 (Successor), the period January 1, 2022 through January 26, 2022 (Predecessor), and the period January 27, 2022 through June 30, 2022 (Successor).

12.NET LOSS PER SHARE OR UNIT
For the three and six months ended June 30, 2023 (Successor), the three months ended June 30, 2022 (Successor), and the period from January 27, 2022 through June 30, 2022 (Successor), the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. For the period from January 1, 2022 through January 26, 2022 (Predecessor), the basic net loss per unit attributable to members was calculated by dividing the net loss attributable to common equity holders by the weighted-average number of membership units outstanding. Basic and diluted net loss per share was calculated as follows:

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Net loss per share:
Basic	$(0.38)	$(0.29)	$(0.74)	$(0.71)	n/a
Diluted	$(0.38)	$(0.33)	$(0.74)	$(0.71)	n/a
Numerator:
Net loss attributable to System1, Inc.	$(35,230)	$(25,737)	$(69,182)	$(61,806)	n/a
Change in fair value or warrant liabilities	n/a	(4,139)	n/a	n/a	n/a
Net loss used in diluted computation	$(35,230)	$(29,876)	$(69,182)	$(61,806)	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic net loss per share	93,425	89,701	92,945	86,840	n/a
Adjustment for incremental shares from applying treasury stock method	n/a	1,481	n/a	n/a	n/a
Weighted-average common shares outstanding used in computing diluted net loss per share	93,425	91,182	92,945	86,840	n/a
Basic and diluted net loss per unit	n/a	n/a	n/a	n/a	$(1.81)
Numerator:
Net loss	n/a	n/a	n/a	n/a	$(37,061)
Denominator:
Weighted-average membership units outstanding - basic and diluted	n/a	n/a	n/a	n/a	20,488

Shares of Class C common stock outstanding for the three and six months ended June 30, 2023 (Successor), the three months ended June 30, 2022 (Successor), and the period from January 27, 2022 through June 30, 2022 (Successor) are considered potentially dilutive of the shares of Class A common stock under the application of the if-converted method, and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the three and six months ended June 30, 2023 (Successor) and the three months ended June 30,

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

2022 and the period from January 27, 2022 through June 30, 2022 (Successor), 21,513 and 22,077 shares of Class C common stock were excluded from the computation of net loss per share, respectively. For the three and six months ended June 30, 2023 (Successor), and the period from January 27, 2022 through June 30, 2022 (Successor), Loss per share excludes Public Warrants as their effect was anti-dilutive.

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

The following table summarizes revenue by the Company's three reportable segments:

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Owned and Operated Advertising	$77,300	$157,952	$183,325	$284,836	$49,249
Partner Network	19,614	19,077	34,707	30,427	3,463
Subscription	50,324	42,768	97,060	70,642	—
Total revenue	$147,238	$219,797	$315,092	$385,905	$52,712

The following table summarizes adjusted gross profit by the Company's three reportable segments:

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Owned and Operated Advertising	$27,589	$36,799	$57,428	$66,217	$8,768
Partner Network	14,808	13,908	25,025	22,321	3,012
Subscription	17,920	22,890	32,075	35,537	—
Adjusted gross profit	$60,317	73,597	114,528	$124,075	$11,780
Other cost of revenue	6,961	6,358	13,720	11,112	575
Salaries and benefits	43,991	49,511	82,389	97,709	31,181
Selling, general and administrative	17,735	16,747	34,907	31,835	15,665
Depreciation and amortization	28,052	32,094	57,426	54,022	1,000
Interest expense, net	12,342	7,324	23,793	12,100	1,049
Change in fair value of warrant liabilities	2,018	(4,139)	609	9,622	—
Net loss before income tax	$(50,782)	$(34,298)	$(98,316)	$(92,325)	$(37,690)

The following table summarizes revenue by geographic region:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor				Predecessor
Geographic Region	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
United States	$93,410	$167,872	$210,609	$302,480	$51,701
United Kingdom	50,324	42,924	97,177	70,643	—
Other countries	3,504	9,001	7,306	12,782	1,011
Total revenue	$147,238	$219,797	$315,092	$385,905	$52,712

The following table summarizes property and equipment, net and operating leases by reportable segments:

	Successor
	June 30, 2023	December 31, 2022
Owned and Operated Advertising	$9,080	$9,646
Subscription	1,604	860
Total	$10,684	$10,506

14.RELATED-PARTY TRANSACTIONS

Payment Processing Agreement

Protected utilizes multiple payment processors in order to process credit card payments from its subscription customers, including Paysafe Financial Services Limited (“Paysafe”). In March 2021 Paysafe completed a merger with Foley Trasimene Acquisition Corp. II (“Foley Trasimene”), a special purpose acquisition company sponsored by entities affiliated with William Foley, who was also a sponsor of Trebia Acquisition Corp. and was a member of the Company’s Board of Directors. Protected's payment processing agreement with Paysafe was negotiated before the announcements of both (i) the Merger as well as (ii) the business combination between Paysafe and Foley Trasimene. The Company incurred credit card processing fees related to Paysafe for the three months ended June 30, 2023 and 2022 (Successor), of $1,012 and $484, respectively. The Company incurred credit card processing fees related to Paysafe for the six months ended June 30, 2023, the period from January 27, 2022 through June 30, 2022 (Successor) and the period January 1, 2022 through January 26, 2022 (Predecessor) of $2,135, $1,022 and $0, respectively. The amount receivable from Paysafe was $334 and $2,447 as of June 30, 2023 (Successor) and December 31, 2022 (Successor), respectively.

Office Facilities

The Company has agreements with JDI Property Holdings Limited (“JDI”), an entity controlled by a director of the Company, which allows for the Company to occupy desks at JDI’s property in such a place as JDI specifies from time to time in exchange for GBP 52 per month. The agreements with JDI expire on October 31, 2026. Additionally, the Company utilizes a JDI credit card and the Company reimburses JDI monthly. The amount owed to JDI was immaterial as of June 30, 2023 (Successor) and December 31, 2022 (Successor).

Protected Incentive Plan Installment Payments

On August 30, 2022, the Company, Protected and Just Develop It Limited (“JDIL”), an entity controlled by a director of the Company, entered into a Conditional Consent, Waiver and Acknowledgement (the “Waiver”) pursuant to which JDIL agreed to waive its right to the Year 3 Stock Bonus Pool (as such term is defined in the BCA), consisting of $50,000 of Class A common stock payable in January 2024 and as set forth in Section 12.11(a)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

of the BCA dated June 28, 2021 (as amended), by and among S1 Holdco, Protected and the other parties signatory thereto in exchange for $40,000 in cash payable in four (4) quarterly installments of $10,000 each, commencing on August 30, 2022 and on each three (3) month anniversary thereafter. On June 1, 2023, the Company further modified the 2023 Award, deferring the last quarterly cash installment of $10,000 such that $5,000 was due on May 30, 2023, $5,000 is due on July 1, 2023, and providing additional cash bonus payments of up to $10,000, $6,000 due on October 1, 2023 (the "October Payment") and $1,000 due on the first of each month of November 2023 through February 2024 (together the "Remaining Payments"), based on the achievement of certain performance thresholds around marketing spend and operating contribution of Protected. As of the date these condensed consolidated financial statements were filed, based on its current forecast, the Company assesses it is probable the October Payment will be due in the first quarter of 2024, and the Remaining Payments will be paid according to the schedule mentioned above. Refer to Note 15—STOCK-BASED COMPENSATION for additional information.

Related-Party Loan

On April 10, 2023, Orchid Merger Sub II, LLC ("Orchid Sub"), a wholly-owned subsidiary of the Company, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and noninterested members of the Company’s Board of Directors (the “Board”). Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”).

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York plus 3.15%. Orchid Sub may borrow amounts under the 2023 Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). The Company may borrow up to its commitment amount, and may reuse the loan again after the balance has been paid down. The maturity date under the 2023 Revolving Note is July 10, 2024 (the "Maturity Date") with automatic three-month extensions, unless we or any Lender provides written notice. The lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a loan fee equal to 12.0% of each lender's commitment under the 2023 Revolving Note, or $2,400 in total, payable within 180 days of April 10, 2023. Further, this loan fee was capitalized in Prepaid and other current assets and will be amortized on a straight-line basis through the Maturity Date. The available balance on the 2023 Revolving Note was $10,000 as of the date these condensed consolidated financial statements were issued.

Cannae Services Agreement

On June 20, 2023, the Company engaged Cannae Holdings, LLC (a wholly owned subsidiary of Cannae Holdings, Inc.), a greater than 5% holder of the Company's Class A Common Stock, to provide certain observations and recommendations relating to the accounting and finance functions of the Company. Fees for the services include an initial retainer of $100 and $25 monthly during the term of the engagement. The initial retainer of $100 was accrued in Accounts payable as of June 30, 2023. Either party may terminate the agreement with or without cause provided adequate written notice. On August 2, 2023, the agreement was terminated, with an effective termination date of August 11, 2023.

15.STOCK-BASED COMPENSATION

The Company recorded the following stock-based compensation expense for the periods presented:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Stock-based compensation expense	$17,730	$25,168	$31,656	$57,470	$23,705

Protected Incentive Plan

During the three and six months ended June 30, 2023, the Company recognized $12,778 and $20,310, respectively, for both the 2023 Award and 2024 Award of the Protected Incentive Plan within Salaries and benefits on the condensed consolidated statements of operations. Although the last twelve months cash EBITDA target for the 2024 Award of the Protected Incentive Plan has not yet been met, the Company determined that it was probable of achievement. Refer to Note 14—RELATED-PARTY TRANSACTIONS for additional information regarding installment payments.

CouponFollow Incentive Plan

As of June 30, 2023, the Company has determined that it was not probable that the CouponFollow business would achieve any of the contingent earnout targets during the Performance Periods, and accordingly, it did not record a liability for any of the tier amounts set forth in the CouponFollow Incentive Plan. During the three and six months ended June 30, 2023, the Company recognized $833 and $1,101, respectively, for the Fixed Amount of the CouponFollow Incentive Plan within Salaries and benefits expenses on the accompanying condensed consolidated statements of operations. The amount for the six months ended June 30, 2023 is net of a $566 difference between the fair value of the Class A common stock issued to settle the earnout liability for the First Performance Period for fiscal 2022 and the carrying value of the earnout liability.

On March 1, 2023, the Company settled the first Fixed Amount of $3,333 for the performance period ending December 31, 2022, in shares. The Company issued 407 shares of Class A Common stock, with an aggregate fair value of $1,658, net of shares withheld for taxes, on the date of settlement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1 Inc. and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of June 30, 2023 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), and the period from January 27, 2022 through June 30, 2022 (Successor), as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (Successor) (our "Form 10-K"). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” in this Quarterly Report and our Form 10-K. Dollars, number of shares and number of units are presented in thousands, except percentages, per share and per unit information, unless otherwise noted.

References to "Note" or “Notes” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Through RAMP, we process approximately 95 million daily advertising campaign optimizations and ingest over 7 billion rows of data daily across nearly 40 advertising verticals as of June 30, 2023. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data on monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals.

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

We, through Total Security Limited ("Protected"; formerly Protected.net Group Limited), also provide antivirus software solutions directly to customers, offering a single packaged solution that provides protection and reporting to the end user. We deliver our antivirus software solutions directly to customers around the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs, and is available on an unlimited number of devices. Other product offerings of Protected include adblocking software and online identity protection. Our products are sold either as a monthly or annual subscription predominantly through the flagship brand TotalAV, and also through the TotalAdBlock and ID Protect brands. As of June 30, 2023, Protected had approximately 2.8 million active subscribers for its products.

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

The Merger

On June 28, 2021, we entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (the “Business Combination Agreement”) by and among us, S1 Holdco and Protected. On January 26, 2022 (the “Closing Date”), the Company consummated the business combination (the “Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company was organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. Our combined business continues to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares and public warrants ceased trading on the New York Stock Exchange (“NYSE”), and System1 Inc.’s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

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

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
(in thousands)
Revenue	$147,238	$219,797	$315,092	$385,905	$52,712
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	93,882	152,558	214,284	272,942	41,507
Salaries and benefits	43,991	49,511	82,389	97,709	31,181
Selling, general, and administrative	17,735	16,747	34,907	31,835	15,665
Depreciation and amortization	28,052	32,094	57,426	54,022	1,000
Total operating expenses	183,660	250,910	389,006	456,508	89,353
Operating loss	(36,422)	(31,113)	(73,914)	(70,603)	(36,641)
Other expense:
Interest expense, net	12,342	7,324	23,793	12,100	1,049
Change in fair value of warrant liabilities	2,018	(4,139)	609	9,622	—
Total other expense	14,360	3,185	24,402	21,722	1,049
Loss before income tax	(50,782)	(34,298)	(98,316)	(92,325)	(37,690)
Income tax benefit	(6,605)	(454)	(11,013)	(15,103)	(629)
Net loss	$(44,177)	$(33,844)	$(87,303)	$(77,222)	$(37,061)
Net loss attributable to non-controlling interest	(8,947)	(8,107)	(18,121)	(15,416)	—
Net loss attributable to System1, Inc.	$(35,230)	$(25,737)	$(69,182)	$(61,806)	$(37,061)

	Successor				Predecessor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Revenue	100%	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	64%	69%	68%	71%	79%
Salaries and benefits	30%	23%	26%	25%	59%
Selling, general, and administrative	12%	8%	11%	8%	30%
Depreciation and amortization	19%	15%	18%	14%	2%
Total operating expenses	125%	114%	123%	118%	170%
Operating loss	(25)%	(14)%	(23)%	(18)%	(70)%
Other expense:
Interest expense, net	8%	3%	8%	3%	2%
Change in fair value of warrant liabilities	1%	(2)%	—%	2%	—%
Total other expense	10%	1%	8%	6%	2%
Loss before income tax	(34)%	(16)%	(31)%	(24)%	(72)%
Income tax benefit	(4)%	—%	(3)%	(4)%	(1)%
Net loss	(30)%	(15)%	(28)%	(20)%	(70)%
Net loss attributable to non-controlling interest	(6)%	(4)%	(6)%	(4)%	—%
Net loss attributable to System1, Inc.	(24)%	(12)%	(22)%	(16)%	(70)%
* Percentages may not sum due to rounding

The comparability of our operating results for the six months ended June 30, 2023 (Successor) compared to the period from January 1, 2022 through January 26, 2022 (Predecessor) and the period from January 27, 2022 through June 30, 2022 (Successor) was impacted by the Merger, as discussed above, and other acquisitions.

Comparisons of Results of Operations for the three and six months ended June 30, 2023 (Successor), against the three months ended June 30, 2022 and the combined period from January 1, 2022 through January 26, 2022 (Predecessor) and the period from January 27, 2022 through June 30, 2022 (Successor).

Revenue

The following tables set forth our revenue by reportable segment.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	2023 vs. 2022 change (%)
Revenue:
Owned and Operated	$77,300	$157,952	(51)%
Partner Network	19,614	19,077	3%
Subscription	50,324	42,768	18%
Total revenue	$147,238	$219,797	(33)%

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Revenue:
Owned and Operated Advertising	$183,325	$284,836	$49,249	(45)%
Partner Network	34,707	30,427	3,463	2%
Subscription	97,060	70,642	—	37%
Total revenue	$315,092	$385,905	$52,712	(28)%

Refer to the Revenue discussions below.

Owned and Operated Advertising ("O&O")

The decrease in O&O revenue for the three months ended June 30, 2023, and six months ended June 30, 2023, compared to the same prior year periods, respectively, was primarily due to deteriorating macroeconomic conditions, such as reductions in both advertiser and overall consumer demand, which led to a decreased supply of consumer sessions available to be acquired. For the three months ended June 30, 2023, compared to the same prior year period, sessions decreased 193 million to 820 million from 1,013 million, with a corresponding decrease in Revenue per Session ("RPS") of approximately $0.07 to $0.09 from $0.16. For the six months ended June 30, 2023, compared to the same prior year period, sessions decreased 142 million to 1,846 million from 1,988 million, with a corresponding decrease in RPS of approximately $0.07 to $0.10 from $0.17.

Partner Network

The increase in Partner Network revenue for the three months ended June 30, 2023, and six months ended June 30, 2023, compared to the same prior year periods, respectively, was due to our continued investment in this business and growth from newer partners that continue to generate more traffic to our platform. This was partially offset by deteriorating macroeconomic conditions, such as reductions to both advertiser and overall consumer demand, leading to a reduction in RPS. For the three months ended June 30, 2023, compared to the same prior year period, sessions increased 316 million to 677 million from 361 million, and RPS decreased by approximately $0.02 to $0.03 from $0.05. For the six months ended June 30, 2023, compared to the same prior year period, sessions increased 455 million to 1,125 million from 670 million, and RPS decreased by approximately $0.02 to $0.03 from $0.05.

Subscription

The increase in Subscription revenue for the three months ended June 30, 2023, and six months ended June 30, 2023, compared to the same prior year periods, respectively, was primarily due to increases in our subscriber base, the number of subscription renewals and subscription prices, which resulted in a higher revenue per subscription. Additionally, the six months ended June 30, 2023 included two full quarters of revenue, as compared to the prior year period, which included approximately five months of revenue.

Cost of revenue

	Successor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	2023 vs. 2022 change (%)
Cost of revenue	$93,882	$152,558	(38)%
Percent of revenue	64%	69%

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Cost of revenue	$214,284	$272,942	$41,507	(32)%
Percent of revenue	68%	71%	79%

The dollar decrease in cost of revenue for the three months ended June 30, 2023, and six months ended June 30, 2023, compared to the same prior year periods, was primarily due to a $71 and $133 million decrease, respectively, in our O&O reportable segment, which was directionally consistent with the decrease in revenue. For the three months ended June 30, 2023, compared to the same prior year period, our Cost per Session ("CPS") decreased $0.06 to $0.06 from $0.12. For the six months ended June 30, 2023, compared to the same prior year period, our CPS decreased $0.06 to $0.07 from $0.13. These decreases were partially offset by a $13 million and $30 million increase in our Subscription reportable segment for the three months ended June 30, 2023, and the six months ended June 30, 2023, respectively. The increases in Subscription cost of revenue as a percent of revenue for the three and six months ended June 30, 2023, as compared to the same prior year periods, was primarily due to the increased upfront advertising costs incurred to acquire new customers.

The following supplemental tables set forth our adjusted gross profit by reportable segment.

	Successor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	2023 vs. 2022 change (%)
Segment Adjusted Gross Profit:
Owned and Operated Advertising	$27,589	$36,799	(25)%
Partner Network	14,808	13,908	6%
Subscription	17,920	22,890	(22)%
Total Adjusted Gross Profit	$60,317	$73,597	(18)%

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Segment Adjusted Gross Profit:
Owned and Operated Advertising	$57,428	$66,217	$8,768	(23)%
Partner Network	25,025	22,321	3,012	(1)%
Subscription	32,075	35,537	—	(10)%
Total Adjusted Gross Profit	$114,528	$124,075	$11,780	(16)%

Refer to the Revenue and Cost of revenue discussions above.

Salaries and benefits

	Successor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	2023 vs. 2022 change (%)
Salaries and benefits	43,991	49,511	(11)%
Percent of revenue	30%	23%

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Salaries and benefits	$82,389	$97,709	$31,181	(36)%
Percent of revenue	26%	25%	59%

The decrease in salaries and benefits for the three months ended June 30, 2023 compared to the same prior year period, was primarily due to a $7 million decrease in stock-based compensation, of which $5 million of the decrease was related to the Protected Incentive Plan, partially offset by a $2 million increase in wages and severance. For additional information on our stock-based compensation, refer to Note 15—STOCK-BASED COMPENSATION.

The decrease in salaries and benefits for the six months ended June 30, 2023 compared to the same prior year period, was primarily due to a $49 million decrease in stock-based compensation related to the first quarter 2022 Merger, partially offset by a $5 million increase in wages and severance.

Selling, general, and administrative

	Successor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	2023 vs. 2022 change (%)
Selling, general, and administrative	17,735	16,747	6%
Percent of revenue	12%	8%

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Selling, general, and administrative	$34,907	$31,835	$15,665	(27)%
Percent of revenue	11%	8%	30%

Selling, general, and administrative expense for the three months ended June 30, 2023 remained relatively consistent as compared to the same prior year period.

The decrease in selling, general, and administrative expense for the six months ended June 30, 2023 compared to the same prior year period, was primarily due to additional costs associated with the Merger and acquisitions in the prior year, partially offset by the current year costs associated with the 2022 Form 10-Q restatements.

Depreciation and amortization

	Successor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	2023 vs. 2022 change (%)
Depreciation and amortization	28,052	32,094	(13)%

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Depreciation and amortization	$57,426	$54,022	$1,000	4%

The decrease in depreciation and amortization expense for the three months ended June 30, 2023, compared to the same prior year period, was primarily due to the Customer relationships being amortized on an accelerated basis and were acquired in a previous period.

The increase in depreciation and amortization expense for the six months ended June 30, 2023, compared to the same prior year period, was primarily due to additions of intangible assets as a result of the first quarter 2022 Merger.

Interest expense, net

	Successor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	2023 vs. 2022 change (%)
Interest expense, net	12,342	7,324	69%

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Interest expense, net	$23,793	$12,100	$1,049	81%

The increase in interest expense for the three months ended June 30, 2023, and the six months ended June 30, 2023, compared to the same prior year periods, was primarily due to higher interest rates experienced during the current periods presented, as compared to the same prior year periods, respectively.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the three months ended June 30, 2023, and the six months ended June 30, 2023, compared to the same prior year periods, respectively, was driven by the fluctuations in the market value of our Class A common stock.

Income tax (benefit)

	Successor
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	2023 vs. 2022 change (%)
Income tax benefit	$(6,605)	$(454)	>100%
Effective tax rate	13%	1%

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Income tax benefit	$(11,013)	$(15,103)	$(629)	(30)%
Effective tax rate	11%	16%	2%

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

Liquidity and Capital Resources

As of June 30, 2023 (Successor), we had available cash and cash equivalents of $8,603.

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

Going Concern

Starting in the third quarter of 2022 and continuing into 2023, we experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. In response to these conditions, we obtained additional financing in the second quarter of 2023 as previously disclosed which was expected to provide us sufficient liquidity to manage through the current business environment. However, subsequent to the quarter ended June 30, 2023, we have experienced increased customer acquisition costs in addition to the loss of a Network Partner, both of which have further negatively impacted our future cash forecasts, and may negatively impact our forecasted compliance with the maximum leverage ratio covenant of the Term Loan in the latter half of 2023. As of June 30, 2023, we had cash on hand of $8,603, an accumulated deficit of $514,809, and generated cash flows from operations of $1,352 for the six months ended June 30, 2023. We have principal and interest payments due of approximately $15,000 per quarter, and as of the date of this filing, the remaining available capacity under the 2023 Revolving Note was $10,000.

The declining cash flows and financial performance raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. We have developed plans for cost reduction measures, including some already implemented, to address our forecasted reduction to future cash flows and reduce our leverage ratio. We are also evaluating strategic alternatives, including but not limited to raising additional capital by selling equity or debt securities, seeking incremental financing from related parties or financial institutions, or by other means. However, we do not have definitive plans or agreements in place, and as a result, we cannot provide assurances that additional measures will be available on acceptable terms or at all. To the extent our financial performance does not improve or our plans are not successful or finalized, we may have insufficient available cash balances to fund our operations by the end of the calendar year.

While we will seek to expeditiously implement such plans, there can be no assurance that the plans will be sufficient to maintain appropriate liquidity to support our on-going operations or maintain compliance with debt covenants. Accordingly, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this filing.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Credit Facilities

In connection with the Merger discussed above, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a term loan (“Term Loan”) and revolving facility (“2022 Revolving Facility”) on January 27, 2022, providing for a 5.5 year facility with a principal balance of $400,000 and with the net proceeds of $376,000.

We have been able, and expect to continue to be able, to make timely payments on the principal and interest. We are currently in compliance with our borrowing covenants.

On April 10, 2023, Orchid Sub, our wholly-owned subsidiary, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and noninterested members of our Board of Directors (the “Board”). Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”). The 2023 Revolving Note is available through July 2024, with automatic three-month extensions, unless we or any Lender provides written notice. The available balance under the 2023 Revolving Note was $10,000 as of the date these condensed consolidated financial statements were issued.

For additional information regarding our credit facilities, refer to Note 10—DEBT, NET and Note 14—RELATED-PARTY TRANSACTIONS.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2023	Period from January 27, 2022 through June 30, 2022	Period from January 1, 2022 through January 26, 2022
Net cash provided by operating activities	$1,352	$(8,303)	$(10,603)
Net cash used in investing activities	$(5,068)	$(449,881)	$(441)
Net cash used in financing activities	$(9,368)	$(15,507)	$—

Operating Activities

Our cash flows used in operating activities are primarily influenced by growth in our operations, timing of collections from our clients and related payments to our suppliers for advertising inventory and data. We typically pay suppliers in advance of collections from our clients, and our collection and payment cycles can vary from period to period. In addition, seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

During the six months ended June 30, 2023 (Successor), cash provided by operating activities of $1,352 resulted primarily from depreciation and amortization expense of $57,426, stock-based compensation of $31,656, and a decrease in accounts receivable of $16,158. This was partially offset by a net loss of $87,303 and a payment for the Protected incentive plan of $15,000.

During the period from January 1, 2022 through January 26, 2022 (Predecessor), cash used in operating activities of $10,603 resulted primarily from a net loss of $37,061, and a decrease in accounts payable of $67,600 due to the Merger. This was partially offset by an increase in accrued expenses of $57,488, stock-based compensation of $23,705 and a decrease in accounts receivable of $11,118 due to the Merger.

During the period from January 27, 2022 to June 30, 2022 (Successor), cash used in operating activities of $8,303 resulted primarily from a net loss of $77,222, non-cash tax benefit of $22,746, a decrease in accrued expenses of $11,225, a decrease in other long-term liabilities of $31,080, an increase in accounts receivable of $8,136 due to the Merger. This was partially offset by an increase in the non-cash depreciation and amortization expense of $54,022, non-cash stock-based compensation of $57,470, non-cash change in fair value of warrants of $9,622, a decrease in deferred revenue of $7,211 due to the Merger, and an increase in accounts payable of $6,535.

Investing Activities

Our primary investing activities consist of acquisitions of businesses, which included the first quarter 2022 acquisitions of S1 Holdco, Protected, CouponFollow and RoadWarrior, and the second quarter 2022 acquisition of Answers, as well as costs capitalized for internally developed software.

During the six months ended June 30, 2023 (Successor), cash used in investing activities of $5,068 resulted from purchases of property and equipment of $1,581, and capitalized expenditures related to internal-use software development costs of $3,487.

During the period from January 1, 2022 through January 26, 2022 (Predecessor), cash used in investing activities of $441 resulted from capitalized expenditures related to internal-use software development costs.

During the period from January 27, 2022 to June 30, 2022 (Successor), cash used in investing activities of $449,881 resulted primarily from the acquisitions of S1 Holdco, Protected, CouponFollow, RoadWarrior, and Answers, capitalized expenditures for internally developed software of $3,497 and purchases of property and equipment of $2,310.

Financing Activities

In the six months ended June 30, 2023 (Successor), cash used in financing activities of $9,368 resulted primarily from repayment of related-party loan of $34,000, repayment of term loan of $10,000, taxes paid related to net settlement of stock awards of $3,052, and payment of acquisition holdback of $1,250. This was partially offset by proceeds from related-party loan of $39,000.

During the period from January 1, 2022 to January 26, 2022 (Predecessor), there was no cash provided or used in financing activities.

During the period from January 27, 2022 to June 30, 2022 (Successor), cash used in financing activities of $15,507 resulted primarily from redemptions of Trebia Class A ordinary shares of $510,469, repayment of existing term loan of $177,488, and payment of debt financing costs related to the Term Loan of $24,845, partially offset by proceeds from the Term Loan and 2022 Revolving Facility of $449,000 and the Backstop Agreement of $246,484.

Share Repurchases

In August 2022, our Board of Directors authorized up to $25,000 for the repurchase of our Class A common stock and Public Warrants ("2022 Repurchase Program"). During the six months ended June 30, 2023, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of June 30, 2023, we had $23,878 available under this authorization remaining.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreement

In June 2023, we entered into a multi-year agreement with a web services provider whereby we are contractually obligated to spend $15,000 between July 2023 and June 2026. As of June 30, 2023 (Successor), we remain contractually obligated to spend $14,070 towards this commitment.

Debt Obligations

In connection with the Merger, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“2022 Revolving Facility”) with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The 2022 Revolving Facility provided for borrowing availability of up to $50,000. As of June 30, 2023, $50,000 was outstanding on the 2022 Revolving Facility and principal of $375,000 was outstanding on the Term Loan. Through December 31, 2025, $5,000 of the Term Loan is payable quarterly. From March 31, 2026, $7,500 of the Term Loan is payable quarterly. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the $50,000 2022 Revolving Facility at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that the Company delivers its audited consolidated financial statements to its lender within 120 days of its fiscal year end, December 31. Should the Company fail to distribute the financial statements to its lender within 120 days, it is allowed an additional 30 days to cure.

The 2022 Revolving Facility matures in January 2027, and accordingly, it is classified within long-term debt, net on the consolidated balance sheet as of June 30, 2023. The interest rate on the 2022 Revolving Facility is the adjusted Term SOFR plus 2.5% with an adjusted Term SOFR floor of 0%. In March 2022, the Company borrowed $49,000 under its 2022 Revolving Facility, to fund a portion of the purchase price related to its CouponFollow acquisition. In October 2022, the Company borrowed the remaining $1,000 available.

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows:

	Successor
	June 30, 2023	December 31, 2022
Term Loan[1,2]	$357,026	$364,525
2022 Revolving Facility	50,000	50,000
Total Debt, net	$407,026	$414,525
_______________
[1] Includes loan fees of $932 and $1,061, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.
[2] Estimated fair value of the Term Loan was $313,125 as of June 30, 2023.

We have principal and interest payments due of approximately $15,000 per quarter.

Related-Party Loan

On April 10, 2023, Orchid Merger Sub II, LLC ("Orchid Sub"), our wholly-owned subsidiary, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and noninterested members of our Board of Directors (the “Board”). Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”).

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York plus 3.15%. Orchid Sub may borrow amounts under the 2023 Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). We may borrow up to our commitment amount, and may reuse the loan again after the balance has been paid down. The maturity date under the 2023 Revolving Note is July 10, 2024 (the "Maturity Date") with automatic three-month extensions, unless we or any Lender provides written notice. The lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a loan fee equal to 12.0% of each lender's commitment under the 2023 Revolving Note, or $2,400 in total, payable within 180 days of April 10, 2023. Further, this loan fee was capitalized in Prepaid and other current assets and will be amortized on a straight-line basis through the Maturity Date. The available balance on the 2023 Revolving Note was $10,000 as of the date these condensed consolidated financial statements were issued.

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

As a result of adverse macroeconomic impacts as a result of changes in market conditions, increases in interest rates, and weakening of consumer demand during the third quarter of 2022, which contributed to reduced forecasted revenue and reduced expectations for future cash flows, we performed quantitative goodwill impairments tests of our four reporting units as of September 30, 2022. As a result, we fully impaired goodwill of $329,133 in our Publishing and Lead Generation reporting unit and partially impaired goodwill of $10,976 in our Partner Network reporting unit. The fair value of our Subscription reporting unit and our Search and Applications reporting unit exceeded their carrying amounts by 13% and 2%, respectively.

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

During the six months ended June 30, 2023, management determined there was no triggering event, and accordingly, no quantitative assessment for impairment was required. No goodwill impairment charges were recorded during the six months ended June 30, 2023. Refer to Note 5 — GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET for additional information.

Recently Issued Accounting Pronouncements

See Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Adoption of Recent Accounting Pronouncements for a discussion of recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses resulted in immaterial adjustments to stock-based compensation expense and accrued expenses and other current liabilities accounts of the financial statements of System1, Inc. as of March 31, 2022 and for the successor period from January 27, 2022 to March 31, 2022; as of June 30, 2022 and for the successor periods for the three months ended June 30, 2022 and from January 27, 2022 to June 30, 2022; and as of September 30, 2022 and for the successor periods for the three months ended September 30, 2022 and from January 27, 2022 to September 30, 2022; as of December 31, 2022 and for the successor periods for the three months ended December 31, 2022 and from January 27, 2022 to December 31, 2022; as of and for the three months ended March 31, 2023; and as of and for the three months ended June 30, 2023, all of which were recorded prior to the issuance of these condensed consolidated financial statements.

Further, these material weaknesses resulted in immaterial adjustments to related party loan fee payable and related party loan as of June 30, 2023 as well as cash flows from operating and financing activities of System1, Inc. as of March 31, 2023 and for the three months ended March 31, 2023, and as of June 30, 2023 and for the six months ended June 30, 2023, all of which were recorded prior to the issuance of these condensed consolidated financial statements.

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

While we believe that these efforts will improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of June 30, 2023.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 9—COMMITMENTS AND CONTINGENCIES” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Other than as set forth below and with respect to the material weaknesses described herein, which could further amplify our previously disclosed risks, particularly with respect to the consequences of a material weakness in internal control over financial reporting, there have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As previously reported, starting in the third quarter of 2022 we have experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. In response to these conditions, in April 2023 we entered into into an incremental revolver note (the “2023 Revolving Note”) with related parties for $20,000, which was expected to provide us with sufficient liquidity to manage through the current business environment. However, subsequent to the quarter ended June 30, 2023, we experienced increased customer acquisition costs in addition to the loss of a Network Partner, both of which have further negatively impacted our future cash forecasts, and could negatively impact our compliance with certain covenants in our Credit and Guaranty Agreement, dated as of January 27, 2022 (the "Credit Agreement"), among S1 Holdco, Orchid Merger Sub II, LLC ("Orchid Sub"), the other guarantors and each lender from time to time party thereto and Bank of America, N.A. ("BofA"), as the administrative agent, under which Orchid Sub, our wholly owned subsidiary, providing for an aggregate principal $400,000 term loan (the "Term Loan") and $50,000 revolving facility (the "2022 Revolving Facility"). As of June 30, 2023, we had cash on hand of $8,603, an accumulated deficit of $514,809 and generated cash flows from operations of $1,352 for the six months ended June 30, 2023. We have principal and interest payments due of approximately $15,000 per quarter. As of the date of this filing, the remaining available capacity under the 2023 Revolving Note was $10,000.

The declining cash flows and financial performance raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the issuance of the condensed consolidated financial statements appearing within this Quarterly Report on Form 10-Q. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we have developed plans for cost reduction measures to address our forecasted reduction to future cash flows and reduce our leverage ratio, as well as evaluating strategic alternatives including but not limited to raising additional capital by selling equity or debt securities, seeking incremental financing from related parties or financial institutions, or by other means, there can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of our common stockholders will be diluted, which may be significant. In the event that we are unable to obtain any or sufficient additional funding, we may not be able to satisfy certain covenants under the Credit Agreement, which could constitute an event of default and provide BofA the ability to immediately call the outstanding principal balances of the Term Loan and 2022 Revolving Facility, and there can be no assurance that we will be able to continue as a going concern, which will force us to delay, reduce or discontinue certain aspects of our business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In August 2022, our Board of Directors authorized up to $25,000 for the repurchase of our Class A common stock and Public Warrants. During the quarter ended June 30, 2023, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of June 30, 2023, we had $23,878 available under this authorization remaining.

Item 3. Defaults Upon Senior Securities

On May 1, 2023, the Company did not deliver audited financial statements as required under the terms of its credit agreement. On May 1, 2023, the Company received a notice of default, which started a 30 day cure period, ending on May 31, 2023, within which the Company could remedy the default. On June 1, 2023, as a result of not delivering audited financial statements for the fiscal year ended December 31, 2022, the default constitutes an event of default. As a result, the outstanding principal balances of $430,000 for the Term Loan and 2022 Revolving Facility were callable by Bank of America at the request of, or with the consent of, the required majority of lenders thereunder. The Company delivered audited financial statements on June 5, 2023, which cured the continuing event of default, thus Bank of America no longer has the ability to exercise remedies with respect thereto.

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

System1 Inc.

Date: August 9, 2023	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: August 9, 2023	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer