Form 10-Q
period 2023-09-30
System1, Inc.
filed 2023-11-09
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 2, 2023, there were 94,411,940 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,512,757 shares issued and outstanding of Class C common stock, $0.0001 par value per share.

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except for par values)

	Successor
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,853	$8,905
Restricted cash, current	3,370	5,717
Accounts receivable, net of allowance for credit losses	59,393	80,428
Prepaid expenses and other current assets	10,045	11,166
Current assets held for sale from discontinued operations	12,866	20,292
Total current assets	90,527	126,508
Restricted cash, non-current	4,409	5,395
Property and equipment, net	3,238	3,162
Internal-use software development costs, net	11,334	6,948
Intangible assets, net	315,666	371,661
Goodwill	82,407	82,407
Operating lease right-of-use assets	5,154	6,484
Other non-current assets	577	2,812
Assets held for sale from discontinued operations	414,232	555,069
Total assets	$927,544	$1,160,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,604	$6,707
Accrued expenses and other current liabilities	65,851	84,990
Operating lease liabilities, current	2,284	2,149
Debt, net	15,205	15,021
Related-party liabilities	27,175	—
Current liabilities held for sale from discontinued operations	116,572	101,418
Total current liabilities	237,691	210,285
Long-term debt, net	388,068	399,504
Warrant liability	925	7,798
Deferred tax liability	15,009	28,059
Operating lease liabilities, non-current	4,143	5,875
Other liabilities	2,686	1,661
Liabilities held for sale from discontinued operations	38,544	34,476
Total liabilities	687,066	687,658
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Class A common stock - $0.0001 par value; 500,000 shares authorized, 94,258 and 91,674 Class A shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	9
Class C common stock - $0.0001 par value; 25,000 shares authorized, 21,513 and 21,747 Class C shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	849,398	829,687
Accumulated deficit	(646,242)	(445,301)
Accumulated other comprehensive loss	(435)	(417)
Total stockholders’ equity attributable to System1, Inc.	202,732	383,980
Non-controlling interest	37,746	88,808
Total stockholders’ equity	240,478	472,788
Total liabilities and stockholders’ equity	$927,544	$1,160,446

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share and per unit data)

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Revenue	$87,818	$156,895	$305,851	$472,158	$52,712
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	50,585	111,217	190,195	$341,693	41,507
Salaries and benefits	26,689	30,270	82,484	106,340	31,181
Selling, general, and administrative	11,808	11,572	42,004	36,962	15,665
Depreciation and amortization	19,584	18,923	58,666	50,369	1,000
Impairment of goodwill	—	340,109	—	340,109	—
Total operating expenses	108,666	512,091	373,349	875,473	89,353
Operating loss	(20,848)	(355,196)	(67,498)	(403,315)	(36,641)
Other (income) expense:
Interest expense, net	13,053	9,733	36,789	21,987	1,049
Loss on restructure of related-party debt	619	—	619	—	—
Change in fair value of warrant liabilities	(7,482)	4,489	(6,873)	14,111	—
Total other expense	6,190	14,222	30,535	36,098	1,049
Loss before income tax	(27,038)	(369,418)	(98,033)	(439,413)	(37,690)
Income tax benefit	(920)	(69,796)	(10,626)	(84,341)	(629)
Net loss from continuing operations	(26,118)	(299,622)	(87,407)	(355,072)	(37,061)
Net loss from discontinued operations, net of tax	(137,209)	(14,077)	(163,222)	(35,849)	—
Net loss	(163,327)	(313,699)	(250,629)	(390,921)	(37,061)
Less: Net loss from continuing operations attributable to noncontrolling interest	(6,328)	(69,269)	(19,543)	(80,336)	—
Less: Net loss from discontinued operations attributable to noncontrolling interest	(25,566)	(2,733)	(30,472)	(7,082)	—
Net loss attributable to System1, Inc.	$(131,433)	$(241,697)	$(200,614)	$(303,503)	$(37,061)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(19,790)	$(230,353)	$(67,864)	$(274,736)	$(37,061)
Net loss from discontinued operations	(111,643)	(11,344)	(132,750)	(28,767)	—
Net loss attributable to System1, Inc.	$(131,433)	$(241,697)	$(200,614)	$(303,503)	$(37,061)

Basic and diluted net loss per share:
Continuing operations	$(0.21)	$(2.53)	$(0.73)	$(3.11)	n/a
Discontinued operations	(1.19)	(0.13)	(1.42)	(0.32)	n/a
Basic and diluted net loss per share	$(1.40)	$(2.66)	$(2.15)	$(3.43)	n/a

Shares used in net loss per share calculations:
Weighted average shares outstanding - basic and diluted	93,941	91,002	93,281	88,397	n/a
Basic and diluted net loss per unit	n/a	n/a	n/a	n/a	$(1.81)
Weighted average units outstanding - basic and diluted	n/a	n/a	n/a	n/a	20,488

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Net loss	$(163,327)	$(313,699)	$(250,629)	$(390,921)	$(37,061)
Other comprehensive income (loss):
Foreign currency translation income (loss)	(188)	297	(109)	(124)	87
Comprehensive loss	$(163,515)	$(313,402)	$(250,738)	$(391,045)	$(36,974)

Comprehensive loss attributable to non-controlling interest	$(31,932)	$(72,001)	$(50,019)	$(87,356)	$—
Comprehensive loss attributable to System1, Inc.	$(131,583)	$(241,401)	$(200,719)	$(303,689)	$(36,974)

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
Successor:
For the period from January 1, 2023 to September 30, 2023
BALANCE—December 31, 2022	$91,674	9	$21,747	2	$829,687	$(445,301)	$(417)	$88,808	$472,788
Net loss	—	—	—	—	—	(33,952)	—	(9,174)	(43,126)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,730)	—	—	—	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,658	—	—	—	1,658
Conversion of Class C shares to Class A shares	234	—	(234)	—	956	—	—	(956)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive loss	—	—	—	—	—	—	(62)	(46)	(108)
Stock-based compensation	—	—	—	—	6,963	—	—	—	6,963
BALANCE—March 31, 2023	$93,147	9	$21,513	2	$837,093	$(479,579)	$(479)	$78,632	$435,678
Net loss	—	—	—	—	—	(35,230)	—	(8,947)	(44,177)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	455	—	—	—	(314)	—	—	—	(314)
Other comprehensive income (loss)	—	—	—	—	—	—	209	(22)	187
Stock-based compensation	—	—	—	—	5,571	—	—	—	5,571
BALANCE—June 30, 2023	$93,602	9	$21,513	2	$842,350	$(514,809)	$(270)	$69,663	$396,945
Net loss	—	—	—	—	—	(131,433)	—	(31,894)	(163,327)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	656	—	—	—	(54)	—	—	—	(54)
Other comprehensive loss	—	—	—	—	—	—	(165)	(23)	(188)
Stock-based compensation	—	—	—	—	7,102	—	—	—	7,102
BALANCE—September 30, 2023	$94,258	9	$21,513	2	$849,398	$(646,242)	$(435)	$37,746	$240,478

See notes to unaudited condensed consolidated financial statements.

	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity

Successor:

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

For the period from January 27, 2022 to September 30, 2022
BALANCE—January 26, 2022	51,750	$5	—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of the Merger	29,017	3	22,077	2	1,450	—	148,359	—	—	198,691	347,055
BALANCE—January 27, 2022	80,767	$8	22,077	$2	1,450	$—	$722,362	$(107,797)	$—	$198,691	$813,266
Net loss	—	—	—	—	—	—	—	(36,069)	—	(7,309)	(43,378)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units upon vesting	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income / (loss)	—	—	—	—	—	—	—	—	103	(184)	(81)
Stock-based compensation	—	—	—	—	—	—	31,398	—	—	—	31,398
Distribution to members	—	—	—	—	—	—	—	—	—	(247)	(247)
BALANCE—March 31, 2022	86,597	$9	22,077	$2	—	$—	$777,325	$(143,866)	$103	$190,951	$824,524
Net loss	—	—	—	—	—	—	—	(25,737)	—	(8,107)	(33,844)
Exercise of warrants	3,969	—	—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	21	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(524)	(14)	(538)
Stock-based compensation	—	—	—	—	—	—	6,995	—	—	—	6,995
Distribution to members	—	—	—	—	—	—	—	—	—	(1,254)	(1,254)
BALANCE—June 30, 2022	90,587	$9	22,077	$2	—	$—	$812,309	$(169,603)	$(421)	$181,576	$823,872
Net loss	—	—	—	—	—	—	—	(241,697)	—	(72,002)	(313,699)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	573	—	—	—	—	—	(2,035)	—	—	—	(2,035)
Conversion of Class C shares to Class A shares	330	—	(330)	—	—	—	2,714	—	—	(2,714)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	(41)	—	—	—	(41)
Other comprehensive income	—	—	—	—	—	—	—	—	297	114	411
Stock-based compensation	—	—	—	—	—	—	8,955	—	—	—	8,955
Distribution to members	—	—	—	—	—	—	—	—	—	(10)	(10)
BALANCE—September 30, 2022	$91,490	$9	21,747	$2	—	$—	$821,902	$(411,300)	$(124)	$106,964	$517,453
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

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Cash flows from Operating Activities:
Net loss	$(250,629)	$(390,921)	$(37,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,364	86,236	1,000
Stock-based compensation	43,909	88,847	23,705
Impairment of goodwill	115,483	340,109	—
Impairment of assets held for sale	3,276	—	—
Noncash lease expense	1,327	1,102	115
Change in fair value of warrants	(6,873)	14,111	—
Deferred tax benefits	(18,397)	(101,100)	(816)
Amortization of debt issuance costs	4,663	3,540	—
Other	1,750	661	(9)
Loss on restructure of related-party debt	619	—	—
Changes in operating assets and liabilities:
Accounts receivable	17,786	6,670	11,118
Prepaids and other assets	647	(275)	1,069
Accounts payable	5,223	1,981	(67,600)
Accrued expenses and other liabilities	1,708	(17,369)	57,488
Deferred revenue	12,746	7,133	311
Long-term earnout liabilities	(20,000)	(10,000)	—
Other long-term liabilities	(4,510)	(31,467)	77
Net cash used in operating activities	(5,908)	(742)	(10,603)
Cash flows from Investing Activities:
Purchases of property and equipment	(2,015)	(3,220)	—
Capitalized software development costs	(4,844)	(5,135)	(441)
Acquisition of businesses, net of cash acquired	—	(444,074)	—
Net cash used in investing activities	(6,859)	(452,429)	(441)
Cash flows from Financing Activities:
Proceeds from related-party loan	63,000	—	—
Repayment of related-party loan	(44,000)	—	—
Proceeds from term loan and line of credit	—	449,000	—
Repayment of term loan	(15,000)	(182,488)	—
Payments for financing costs	—	(24,845)	—
Payment of acquisition holdback	(1,935)	(1,715)	—
Taxes paid related to net settlement of stock awards	(3,053)	(2,035)	—
Redemptions of Class A common stock	—	(510,469)	—
Proceeds from warrant exercises	—	5,027	—
Cash received from the Backstop	—	246,484	—
Taxes paid on behalf of S1 Holdco partnership members	(66)	(1,511)	—
Net cash used in financing activities	(1,054)	(22,552)	—
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(231)	213	(19)
Net decrease in cash, cash equivalents and restricted cash	(14,052)	(475,510)	(11,063)
Cash and cash equivalents and restricted cash, beginning of the period	39,075	517,553	48,639
Cash and cash equivalents and restricted cash, end of the period	$25,023	$42,043	$37,576
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$4,853	$16,532	$36,833
Restricted cash	7,779	8,112	743
Cash and restricted cash included in assets held for sale from discontinued operations	12,391	17,399	—
Total cash, cash equivalents and restricted cash	$25,023	$42,043	$37,576

Supplemental cash flow information:
Cash paid for operating lease liabilities	$1,593	$1,580	$175
ROU assets obtained in exchange for operating lease liabilities	$—	$2,064	$7,987
Capitalized assets financed by accounts payable	$53	$309	$—
Stock-based compensation included in capitalized software development costs	$1,644	$340	$—
Settlement of incentive plan through issuance of common stock	$1,658	$—	$—
Equity issuance to settle intercompany loan	$—	$—	$941
Deferred consideration for acquisition	$—	$7,059	$—
Restructuring of holdback liability to promissory note	$5,156	$—	$—

See notes to unaudited condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

1.ORGANIZATION AND DESCRIPTION OF BUSINESS

System1, Inc. and subsidiaries (“System1” or the “Company”) operates an omnichannel customer acquisition platform, delivering high-intent customers to advertisers.

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

The Company, through Total Security Limited, formerly known as Protected.net Group Limited (“Total Security” or “Protected”), also provides antivirus software solutions, offering customers a single packaged solution that provides protection and reporting to the end user. The Company delivers its antivirus software solutions directly to end-user customers around the world. The antivirus software solutions product offering comprises a core security package with varying levels of extra protection based on a customer's specific needs. The software is sold in either a monthly or annual subscription predominantly through its flagship products TotalAV and TotalAdBlock.

On September 6, 2023, the Company announced that it had received a non-binding indication of intent (the "IOI") from Just Develop It Limited (“JDI”), a significant shareholder of the Company which is principally owned and managed by certain members of the Protected management team, related to the potential acquisition of Protected, which operates the Company's subscription business. The offer consists of $240,000 in cash, the assumption of certain potential earnout payments in respect of Protected and the delivery of approximately 29,138 System1 shares held by JDI and related persons. A special committee of the Company's Board of Directors was formed to evaluate JDI’s IOI and other strategic alternatives.

The Company determined that the Protected business met the criteria to be classified as held for sale, and that a sale represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the results of operations of its Protected business are presented as net loss from discontinued operations in the condensed consolidated statements of operations for all periods presented, and the assets and liabilities for its Protected business have been classified as held for sale and segregated for all periods presented in the condensed consolidated balance sheets. Refer to Note 15—DISCONTINUED OPERATIONS for additional information.

Going Concern

Starting in the third quarter of 2022 and continuing into 2023, the Company has experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for the Company's marketing services. In response to these conditions, the Company obtained additional financing in the second quarter of 2023 (as previously disclosed) which was expected to provide the Company sufficient liquidity to manage through the current business environment. However, subsequent to the quarter ended June 30, 2023, the Company has experienced increased customer acquisition costs in addition to the loss of a significant Network Partner, both of which have further negatively impacted the Company’s future cash forecasts, and may negatively impact the Company’s forecasted compliance with the maximum leverage ratio covenant of the Term Loan (defined in Note 9—DEBT). As of September 30, 2023, the Company had cash on hand of $4,853, an accumulated deficit of $646,242, and had cash outflows from operations of $5,908 for the nine months ended September 30, 2023. The Company has principal and interest payments due of approximately $15,000 per quarter, and as of the date of this filing, the Company had no remaining available capacity under the 2023 Revolving Note (defined in Note 13—RELATED-PARTY TRANSACTIONS).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The declining cash flows and financial performance raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. The Company has both developed and implemented plans to improve its liquidity. The Company’s implemented plans include the restructuring of the CouponFollow Holdback Amount in September 2023 through the issuance of a $5,156 note and obtaining the Onyx and OpenMail2 debt financings for $10,000 and $2,500, respectively (refer to Note 13—RELATED-PARTY TRANSACTIONS) in October 2023 entering into a factoring agreement in November 2023 for an initial $5,000 (refer to Note 16 – SUBSEQUENT EVENTS) as well as implementing a significant reduction in headcount in both the second quarter of 2023 and in early September 2023, resulting in approximately $14,500 of annualized savings. The Company’s developed plans include the sale of Protected (refer to the Discontinued Operations section of Note 15—DISCONTINUED OPERATIONS), which the Company anticipates will result in significant cash inflows. As announced in its press release on September 6, 2023, the Company received a non-binding indication of intent from JDI to acquire Protected for $240,000 in cash as part of the consideration. However, until the Company has executed a definitive sale agreement, the Company cannot provide assurances that the sale will be finalized on acceptable terms or at all. To the extent the Company's financial performance does not improve or the Company's plans are not successful or finalized, the Company may have insufficient available cash balances to fund their operations for the remainder of the calendar year. Additionally, if the Company is unable to satisfy certain covenants under the Credit Agreement (refer to Note 9 – DEBT, NET), this could constitute an event of default and provide the administrative agent on behalf of the lenders the ability to immediately call the outstanding principal balances of the Term Loan and 2022 Revolving Facility, with cross default provisions with the 2023 Revolving Note, and the Receivables Purchase Agreement (refer to Note 16 – SUBSEQUENT EVENTS). In the event of a default, including the aforementioned cross defaults there can be no assurance that the Company will be able to continue as a going concern, which will force us to delay, reduce or discontinue certain aspects of our business strategy. Accordingly, the Company believes that there is substantial doubt about its ability to continue as a going concern for the twelve-month period following the date of this filing.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies

The Company was a special purpose acquisition company originally incorporated as a Cayman Islands exempted company on February 11, 2020 under the name Trebia Acquisition Corp. (“Trebia”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On January 27, 2022, the Company consummated a business combination (the "Merger"), which resulted in the acquisition of S1 Holdco, LLC (“S1 Holdco”) and System1 SS Protect Holdings, Inc. As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The Company was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger ("Predecessor") and (ii) the combined results of the Company, including S1 Holdco and Protected following the closing of the Merger ("Successor"). The accompanying financial statements include a Predecessor period, which was the period January 1, 2022 through January 26, 2022, concurrent with the Merger and Successor periods from January 27, 2022 through September 30, 2022, and thereafter. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for the Company.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of System1 and its subsidiaries for the Successor periods, and S1 Holdco for the Predecessor period. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements. The condensed consolidated financial statements have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated statements of operations for the three and nine months ended September 30, 2023 (Successor), the three months ended September 30, 2022 (Successor), the period from January 1, 2022 through January 26, 2022 (Predecessor) and for the period from January 27, 2022 through September 30, 2022 (Successor) are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023 or thereafter.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Held for Sale

The Company reports a business as held for sale when management has received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell, which is required to be remeasured each reporting period. If the carrying amount of the business exceeds its estimated fair value, which is based on the estimated sales price of the transaction, less costs to sell, a loss is recognized. Depreciation is not recorded on assets of a business classified as held for sale.

Discontinued Operations

The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results of discontinued operations are reported in net income from discontinued operations in the condensed consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale which also meets the criteria for discontinued operations are segregated in the condensed consolidated balance sheets for the current and prior periods presented.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

All discussions and amounts in the condensed consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

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

The following table illustrates the level of concentration as a percentage of total revenue for the Company's key Advertising Partners:

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Google	84%	86%	86%	87%	88%
Microsoft	2%	4%	2%	4%	4%

Accounts receivable are primarily derived from Advertising Partners located within the United States. As of September 30, 2023, two of the Company’s largest Advertising Partners, Google and Yahoo, represented 74% and 6%, respectively, of the Company’s accounts receivables balance. As of December 31, 2022, these two Advertising Partners represented 68% and 12%, respectively, of the Company’s accounts receivable balance.

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

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to: (1) valuation of goodwill, acquired intangible assets and long-lived assets, (2) valuation and recognition of the Company's stock-based compensation awards, (3) valuation of the Protected disposal group, and (4) income taxes. Significant estimates affecting the condensed consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that the Company believes to be reasonable. Management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods which they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the condensed consolidated financial statements.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The purchase consideration, inclusive of the Protected assets and liabilities, was allocated to the following assets and liabilities:

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

The intangible assets, inclusive of the Protected intangible assets, as of the closing date of the acquisition included:

	Amount	Weighted Average Useful Life (in Years)
Trademarks	$246,400	10
Customer relationships	119,700	4
Technology	196,000	4
Total	$562,100

The fair value of the intangible assets acquired was determined using income-based approach methodologies. Intangible assets are amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. The majority of the customer relationships pertain to the Protected business, and are amortized on an accelerated basis. To determine the amortization period for each of the customer relationships assets and to evaluate the pattern of usage of economic benefits, the Company performed a customer attrition analysis of the Company's customer relationships to estimate the attrition rate and consequently the life expectancy for the existing customer relationships.

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

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if the Merger, inclusive of Protected, and other 2022 acquisitions (refer to Note 4—ACQUISITIONS) occurred as of January 1, 2021. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, adjustments for transaction expenses, adjustments for certain stock-based compensation and equity related expenses incurred as a result of the transaction and the resulting tax effects, as if the Merger and acquisitions of Answers, CouponFollow and RoadWarrior occurred January 1, 2021. The pro forma results do not include any anticipated cost synergies or other effects of the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

Nine months ended
September 30, 2022
Pro forma revenue	$657,013
Pro forma net (loss)	$(310,944)

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

NextGen Shopping, Inc.

On March 4, 2022, the Company acquired NextGen Shopping, Inc. (d/b/a “CouponFollow”) for total cash consideration of $75,087, of which $16,446 was deferred, $5,600 was held-back (the "Holdback Amount"), and $25,500 related to the fair value of 2,000 shares of Class A common stock issued. The fair value of the shares of Class A common stock was determined by utilizing the closing price per share of the Company's Class A common stock listed on the NYSE as of March 3, 2022, and a discount rate of 7.5%, as the shares were not immediately available for sale upon issuance, and this restriction was deemed to be a function of the security characteristics. The deferred consideration of $16,446 was paid during the three months ended June 30, 2022. The Holdback Amount becomes payable eighteen months subsequent to the acquisition date, subject to the Company's satisfaction of any potential post-closing purchase price adjustments and indemnification claims. The cash payment included the transaction costs of $3,129 that the Company paid on behalf of CouponFollow in connection with the closing of the transaction. The acquisition of CouponFollow constitutes a business combination under ASC 805.

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

On September 6, 2023, the Company restructured the CouponFollow Incentive Plan and issued a Senior Unsecured Promissory note (the "Promissory Note") of $5,156 to the seller and current employee of the Company (the "Lender"), to settle the Holdback Amount which was due to the Lender. The Promissory Note amount equaled the Holdback Amount due to the Lender after consideration of the holdback adjustment amount noted in the next sentence. The remainder of the Holdback Amount, after adjustment for post-closing purchase price adjustments of $158 due to other sellers was settled in cash at its due date. Refer to Note 13—RELATED-PARTY TRANSACTIONS and Note 14—STOCK-BASED COMPENSATION for additional information regarding impact of the Promissory Note and CouponFollow Incentive Plan.

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

5.GOODWILL, INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill was $82,407 as of September 30, 2023 and December 31, 2022, all attributable to the Partner Network reportable segment.

During the nine months ended September 30, 2023, the Company determined that there were no triggering events attributed to the Partner Network reporting unit and accordingly no quantitative assessment for impairment was required.

Refer to Note 15—DISCONTINUED OPERATIONS for determination of goodwill impairment charges during the nine months ended September 30, 2023, associated with the Protected assets and liabilities held for sale.

Internal-use software development costs and other intangible assets

Internal-use software development costs and intangible assets, net consisted of the following:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	September 30, 2023 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$12,966	$(1,632)	$11,334
Intangible assets, net:
Trademarks and trade names	$236,053	$(39,150)	$196,903
Developed technology	196,128	(82,096)	114,032
Software	5,100	(2,022)	3,078
Customer relationships	2,900	(1,247)	1,653
Total intangible assets, net	$440,181	$(124,515)	$315,666

	December 31, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total internal-use software development costs	$7,206	$(258)	$6,948
Intangible assets, net:
Trademarks and trade names	$236,053	$(21,450)	$214,603
Developed technology	196,128	(45,322)	150,806
Software	5,100	(1,066)	4,034
Customer relationships	2,900	(682)	2,218
Total intangible assets, net	$440,181	$(68,520)	$371,661

The internal-use software development costs include capitalized costs not ready for its internal use of $5,085 and $4,955 as of September 30, 2023 (Successor) and December 31, 2022 (Successor), respectively.

Amortization expense associated with the Company’s intangible assets and internal-use software development costs was as follows:

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Amortization expense for internal-use software development	$716	$90	$2,112	$233	$355
Amortization expense for intangible assets	$18,665	$18,660	$55,995	$49,818	$629

No impairment of internal-use software development cost or intangible assets was identified for any of the periods presented.

6.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor
	September 30, 2023	December 31, 2022
Accrued revenue share	$21,716	$16,921
Accrued marketing expenses	17,777	35,311
Accrued payroll and related benefits	10,859	12,863
Accrued professional fees	2,465	2,706
Deferred revenue	2,076	1,553
Accrued tax liability	813	1,092
Holdback liability	—	6,885
Other liabilities	10,145	7,659
Accrued expenses and other current liabilities	$65,851	$84,990

7.INCOME TAXES

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

The following table presents the Company’s Income tax benefit and the effective income tax rate:

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Income tax benefit	$(920)	$(69,796)	$(10,626)	$(84,341)	$(629)
Effective tax rate	3%	19%	11%	19%	2%

The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, effects of predecessor flow through income allocations, state taxes, foreign rate differential, non-deductible expenses, increase to the valuation allowance related to unrealizable deferred tax assets, outside basis adjustments, and Global Intangible Low-taxed Income. As of September 30, 2023, the Company had a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the nine months ended September 30, 2023 (Successor), and the periods from January 1, 2022 through January 26, 2022 (Predecessor), and from January 27, 2022 through September 30, 2022 (Successor), inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of Tax Receivable Agreement Payments due under the Tax Receivable Agreement was $1,477 and $1,036 as of September 30, 2023 and December 31, 2022, respectively.

8.COMMITMENTS AND CONTINGENCIES

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

In June 2023, S1 Holdco entered into a multi-year agreement with a web services provider whereby the Company is contractually obligated to spend $5,000 in each annual period between July 2023 and June 2026. As of September 30, 2023 (Successor), the Company remains contractually obligated to spend $13,118 towards this commitment.

As of September 30, 2023, the Company had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

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

In July 2021, System1 OpCo, LLC (“System1 OpCo”, f/k/a System1, LLC) received initial correspondence from counsel for a United Kingdom-based marketing research company and its United States subsidiary (collectively, the “Demanding Group”) alleging trademark infringement (i) based on its use of the “SYSTEM1” trade name and mark in the United States, and (ii) subsequently based on its use of the “SYSTEM1” trade name and mark in the United Kingdom. The correspondence demanded that System1 OpCo cease and desist from using the “SYSTEM1” name and mark, and even though the Company received similar correspondence from the Demanding Group regarding its alleged infringing use of the SYSTEM1 trade name and mark in the United Kingdom, no lawsuit was ever filed in the United Kingdom. In September 2021, the Demanding Group filed a lawsuit in the United States District Court for the Southern District of New York (the “Infringement Suit”), alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws, seeking, among other things, an injunction, disgorgement of profits, actual damages and attorneys’ fees and costs. The Company believes that the Demanding Group’s infringement and other allegations and claims set forth in the Infringement Suit would have been subject to a laches defense, among other defenses. The parties entered into a Co-Existence and Settlement Agreement in June 2023 in which the parties have agreed to co-exist with their current usage of the “System1” mark in their respective business operations with certain requirements and other conditions, and includes the payment of a fixed amount to the Demanding Party over the course of seventeen (17) months (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Infringement Suit has been dismissed with prejudice. The amount accrued as of September 30, 2023 for the loss is consistent with the terms of the Settlement Agreement and is considered immaterial.

In March 2023, the Company received a demand letter from counsel for Alta Partners, LLC (“Alta”), which purports to be a holder of certain Public Warrants of the Company (“Demand Letter”). The Demand Letter alleges, among other claims, that the Company breached the terms of the Warrant Agreement, and that Alta is entitled to approximately $5,700 in damages, plus prejudgment interest, as a result. In April 2023, counsel for the Company responded to the Demand Letter, denying that any breach occurred or that Alta is entitled to any damages. In June 2023, counsel for Alta sent the Company a draft complaint (the “Complaint”) alleging substantially the same claims as those set forth in Alta’s Demand Letter. While the Company continues to deny liability with respect to the claims set forth in the Demand Letter and the Complaint, the parties entered into a Confidential Settlement Agreement ("Settlement Agreement") in October 2023 and agreed to an immaterial settlement payment. The amount accrued as of September 30, 2023 for the loss is consistent with the terms of the Confidential Settlement Agreement and is considered immaterial.

In October 2023, a putative California class action complaint (the “Complaint”) was filed against the Company and its Total Security business regarding alleged violations of California’s Auto Renewal Law requirements related to the marketing and sale of its subscription service offerings for anti-virus and ad-blocking software (the “TS Software”) to consumers. The Complaint alleges claims under California’s false advertising and unfair competition laws and primarily alleges that the marketing and sales checkout flows for the TS Software did not clearly and

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

conspicuously disclose that the named plaintiffs set forth in the Complaint were purchasing the TS Software for a promotional period which would auto-renew after the applicable promotional period. The Company disputes the claims alleged, and intends to defend itself vigorously in this matter.

9.DEBT, NET

In connection with the Merger, Orchid Merger Sub II, LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“2022 Revolving Facility”, collectively with the Term Loan, the “Credit Agreement”) with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The 2022 Revolving Facility provided for borrowing availability of up to $50,000. As of September 30, 2023, $50,000 was outstanding on the 2022 Revolving Facility and principal of $370,000 was outstanding on the Term Loan. Through December 31, 2025, $5,000 of the Term Loan is payable quarterly. From March 31, 2026, $7,500 of the Term Loan is payable quarterly. The Term Loan matures in 2027.

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

The 2022 Revolving Facility matures in January 2027, and accordingly, it is classified within long-term debt, net on the condensed consolidated balance sheet as of September 30, 2023. The interest rate on the 2022 Revolving Facility is the adjusted Term SOFR plus 2.5% with an adjusted Term SOFR floor of 0%. In March 2022, the Company borrowed $49,000 under its 2022 Revolving Facility, to fund a portion of the purchase price related to its CouponFollow acquisition. In October 2022, the Company borrowed the remaining $1,000 available.

The carrying values of the Company's debt, net of discounts, deferred financing and debt issuance costs were as follows:

	Successor
	September 30, 2023	December 31, 2022
Term Loan[1,2]	$353,273	$364,525
2022 Revolving Facility	50,000	50,000
Total Debt, net	$403,273	$414,525
_______________
[1] Includes loan fees of $996 and $1,061, as of September 30, 2023, and December 31, 2022, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $308,950 as of September 30, 2023.

As of the date of this filing, the Company was in compliance with all debt covenants.

Refer to Note 13—RELATED-PARTY TRANSACTIONS for additional information regarding the Company's indebtedness.

10.FAIR VALUE MEASUREMENT

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

The following tables present the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis:

	Successor
	September 30, 2023	December 31, 2022
	Level 1	Level 1
Public warrants	$925	$7,798

The fair value of the Public Warrants was estimated using the Public Warrants’ quoted market price.

Changes in estimated fair value of financial liabilities were as follows:

	Former CEO equity profits interest	Contingent consideration
	Level 3	Level 3
Fair value of liabilities at December 31, 2021 (Predecessor) and January 26, 2022 (Predecessor)	$11,132	$1,682

	Public Warrant liability	Private Warrant liability	Contingent consideration
	Level 1	Level 2	Level 3
Fair value of liabilities at January 27, 2022 (Successor)	$18,285	$8,727	$1,682
Additions	—	—	28
Settlements	(1,147)	(21,818)	(1,715)
Change in fair value	1,020	13,091	5
Fair value of liabilities at September 30, 2022 (Successor)	$18,158	$—	$—

Public Warrant liability
Level 1
Fair value of liabilities at December 31, 2022 (Successor)	$7,798
Change in fair value	(6,873)
Fair value of liabilities at September 30, 2023 (Successor)	$925

There were no transfers in or out of levels during the nine months ended September 30, 2023 (Successor), the period January 1, 2022 through January 26, 2022 (Predecessor), and the period January 27, 2022 through September 30, 2022 (Successor).

11.NET LOSS PER SHARE OR UNIT
For the three and nine months ended September 30, 2023 (Successor), the three months ended September 30, 2022 (Successor), and the period from January 27, 2022 through September 30, 2022 (Successor), the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. For the period from January 1, 2022 through January 26, 2022 (Predecessor), the basic net loss per unit attributable to members was calculated by dividing the net loss attributable to common

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

equity holders by the weighted-average number of membership units outstanding. Basic and diluted net loss per share was calculated as follows:

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Basic and diluted net loss per share:
Net loss from continuing operations attributable to System1, Inc.	$(0.21)	$(2.53)	$(0.73)	$(3.11)	n/a
Net loss from discontinued operations, net of tax attributable to System1, Inc.	(1.19)	(0.13)	(1.42)	(0.32)	n/a
Basic and Diluted Net loss per share	$(1.40)	$(2.66)	$(2.15)	$(3.43)	n/a
Numerator:
Net loss from continuing operations attributable to System1, Inc.	$(19,790)	$(230,353)	$(67,864)	$(274,736)	n/a
Net loss from discontinued operations, net of tax attributable to System1, Inc.	(111,643)	(11,344)	(132,750)	(28,767)	n/a
Net loss attributable to System1, Inc.	$(131,433)	$(241,697)	$(200,614)	$(303,503)	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	93,941	91,002	93,281	88,397	n/a
Basic and diluted net loss per unit	n/a	n/a	n/a	n/a	$(1.81)
Numerator:
Net loss	n/a	n/a	n/a	n/a	$(37,061)
Denominator:
Weighted-average membership units outstanding - basic and diluted	n/a	n/a	n/a	n/a	20,488

Shares of Class C common stock outstanding for the three and nine months ended September 30, 2023 (Successor), the three months ended September 30, 2022 (Successor), and the period from January 27, 2022 through September 30, 2022 (Successor) are considered potentially dilutive of the shares of Class A common stock under the application of the if-converted method, and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the three and nine months ended September 30, 2023 (Successor) and the three months ended September 30, 2022 and the period from January 27, 2022 through September 30, 2022 (Successor), 21,513 and 21,747 shares of Class C common stock were excluded from the computation of net loss per share, respectively. Net loss per share for all periods presented excludes Public Warrants as their effect was anti-dilutive.

12.SEGMENT REPORTING

The Company has two reportable segments:

•Owned and Operated Advertising — revenue earned by directly acquiring traffic to the Company's owned and operated websites and utilizing the RAMP platform and related services to connect Advertising Partners to the Company's owned and operated websites; and
•Partner Network — revenue earned from revenue-sharing arrangements with Network Partners for the use of the RAMP platform, and related services provided to them to direct advertising by the Advertising Partners to their advertising space.

The following table summarizes revenue by the Company's reportable segments:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Owned and Operated Advertising	$66,187	$143,600	$249,512	$428,436	$49,249
Partner Network	21,631	13,295	56,339	43,722	3,463
Total revenue	$87,818	$156,895	$305,851	$472,158	$52,712

The following table summarizes adjusted gross profit by the Company's reportable segments:

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Owned and Operated Advertising	$23,886	$37,261	$81,314	$103,478	$8,768
Partner Network	15,312	10,301	40,337	32,622	3,012
Adjusted gross profit	$39,198	47,562	121,651	$136,100	$11,780
Other cost of revenue	1,965	1,884	5,995	5,635	575
Salaries and benefits	26,689	30,270	82,484	106,340	31,181
Selling, general and administrative	11,808	11,572	42,004	36,962	15,665
Depreciation and amortization	19,584	18,923	58,666	50,369	1,000
Impairment of goodwill	—	340,109	—	340,109	—
Interest expense, net	13,053	9,733	36,789	21,987	1,049
Loss on restructure of related-party debt	619	—	619	—	—
Change in fair value of warrant liabilities	(7,482)	4,489	(6,873)	14,111	—
Net loss before income tax	$(27,038)	$(369,418)	$(98,033)	$(439,413)	$(37,690)

The following table summarizes revenue by geographic region:

	Successor				Predecessor
Geographic Region	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
United States	$81,512	$156,726	$292,122	$459,206	$51,701
Other countries	6,306	169	13,729	12,952	1,011
Total revenue	$87,818	$156,895	$305,851	$472,158	$52,712

The following table summarizes property and equipment, net and operating leases by applicable reportable segment:

	Successor
	September 30, 2023	December 31, 2022
Owned and Operated Advertising	$8,392	$9,646

13.RELATED-PARTY TRANSACTIONS

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

2023 Revolving Note

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

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York plus 3.15%. Orchid Sub may borrow amounts under the 2023 Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). The Company may borrow up to its commitment amount, and may reuse the loan again after the balance has been paid down. The maturity date under the 2023 Revolving Note is July 10, 2024 (the "Maturity Date") with automatic three-month extensions, unless we or any Lender provides written notice, unless there is an event of default, including a continuing event of default on the Credit Agreement, at which point the holder may declare all amounts due immediately. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a loan fee equal to 12.0% of each Lender's commitment under the 2023 Revolving Note, or $2,400 in total, was originally payable within 180 days of April 10, 2023, which was extended to October 31, 2023, and subsequently extended to November 30, 2023. Further, this loan fee was capitalized in Prepaid and other current assets and will be amortized on a straight-line basis through the Maturity Date. As of the date these condensed consolidated financial statements were issued, the Company had no remaining available capacity under the 2023 Revolving Note.

Promissory Note

On September 6, 2023, System1 OpCo entered into a $5,156 Senior Unsecured Promissory Note (the “Promissory Note”) with the Lender, in order to convert the Holdback Amount owed to him as a result of the acquisition of CouponFollow described in Note 4—ACQUISITIONS into a loan to the Company (the “Loan”). The amount of the Loan was equal to the amount of the Holdback liability of $5,156 owed to the Lender.

The Loan outstanding under the Promissory Note accrues interest at the rate per annum equal to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York plus 3.15%. The Company (i) must prepay the Loan under certain circumstances, which include consummation of a Strategic Transaction, the refinancing of the Existing Credit Agreement, the incurrence by the Company of any indebtedness exceeding $2,500, or the sale of any of the Company’s assets in excess of $2,500; (ii) may prepay the Loan at any time without penalty or interest; and (iii) must make four (4) substantially equal amortization payments on April 1, 2024, May 1, 2024, June 1, 2024, and July 1, 2024, unless there is an event of default, including a continuing event of default on the Credit Agreement, at which point the holder may declare all amounts due immediately. The Company is currently in the process of selling its Protected business. Upon the closing of any sale of this business, the Promissory Note and accrued interest will become due and payable immediately. The Lender under the Promissory Note is also entitled to a closing fee equal to 12% of the initial principal amount outstanding under the Promissory Note with 50% paid on October 15, 2023 and the remaining 50% due on December 15, 2023. As of September 30, 2023, principal of $5,156 was outstanding on the Loan. The Company recorded expense of approximately $619 within Loss on restructure of related-party debt which related to the 12% closing fee payable to the Lender.

Term Note

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

On October 6, 2023, Orchid Merger Sub II, LLC (“Orchid Sub”), a wholly-owned subsidiary of System1, Inc., entered into a $2,500 Term Loan Note (the “Term Note”) with Openmail2, LLC, a Delaware limited liability company (“OM2” or the “Term Lender”), which is principally owned and managed by trusts established for the benefit of the Company’s co-founders, Michael Blend and Charles Ursini, in a private transaction approved by the independent and non-interested members of the Company’s Board of Directors (the “Board”). Pursuant to the Term Note, the Term Lender provided a fixed $2,500 term loan to Orchid Sub.

The amounts outstanding under the Term Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus 5.75%. The maturity date under the Term Note is December 31, 2024, unless there is an event of default, including a continuing event of default on the Credit Agreement, at which point the holder may declare all amounts due immediately. The Company must prepay the Loan under certain circumstances, which include (i) the consummation of a strategic transaction or (ii) upon the full refinancing and termination of the Existing Credit Agreement. The Lender is also entitled to a closing fee equal to 10.0% the principal amount of the Term Note, payable within 180 days of October 6, 2023. In addition, Orchid Sub agreed to reimburse the Lender for its reasonable and documented costs expenses incurred in connection with the negotiation, documentation and execution of the Term Note.

Secured Facility

On October 6, 2023, Total Security, an indirect wholly-owned subsidiary of the Company, entered into a Secured Facility Agreement providing for a $10,000 term loan (the “Secured Facility”) with Onyx Asset Finance Limited, a company organized under the laws of England & Wales (“Onyx” or the “Secured Lender”) and a subsidiary of JDI, one of the Company’s significant shareholders, in a private transaction approved by the independent and non-interested members of the Company’s Board. Pursuant to the Secured Facility, the Secured Lender provided a $10,000 commitment to Protected (the “Secured Commitment”), which amount was (i) drawn down in full on the closing date and (ii) secured by the assets of Protected pursuant to a deed granted in favor of the Secured Lender pursuant to a Debenture between Protected and the Secured Lender, dated October 6, 2023.

The amounts outstanding under the Secured Facility accrue interest at the rate of 8.5% per annum. The amounts outstanding under the Secured Facility are due upon the earlier of (i) October 6, 2024 or (ii) the date on which Protected undergoes a Change of Control (as such term is defined in the Secured Facility), unless there is an event of default, including a continuing event of default on the Credit Agreement, at which point the holder may declare all amounts due immediately. The Secured Lender was also entitled to a closing fee equal to 12.0% the principal amount of the borrowings under the Secured Facility, which was paid in full on the closing date. In addition, Total Security agreed to reimburse the Secured Lender for its reasonable and documented costs expenses incurred in connection with the negotiation, documentation and execution of the Secured Facility.

Upon a sale of Protected to JDI, System1 has agreed to reduce the purchase consideration by the amount of the Onyx debt balance on the date of close, as the funds received from this loan were provided to System1.

Cannae Services Agreement

On June 20, 2023, the Company engaged Cannae Holdings, LLC (a wholly owned subsidiary of Cannae Holdings, Inc.), a greater than 5% holder of the Company's Class A Common Stock, to provide certain observations and recommendations relating to the accounting and finance functions of the Company. Fees for the services include an initial retainer of $100 and $25 monthly during the term of the engagement. The initial retainer of $100 was paid during the three months ended September 30, 2023. Either party may terminate the agreement with or without cause provided adequate written notice. On August 1, 2023, the agreement was terminated, with an effective termination date of August 11, 2023.

14.STOCK-BASED COMPENSATION

The Company recorded the following stock-based compensation expense for the periods presented:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

					Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Stock-based compensation expense	$5,261	$7,817	$15,190	$46,547	$23,705

CouponFollow Incentive Plan

In connection with the acquisition of CouponFollow described in Note 4—ACQUISITIONS, which was consummated on March 4, 2022, the Company approved and adopted the CouponFollow Incentive Plan, which includes CouponFollow’s key employees, including CouponFollow’s founder (“Principal Participant” and together collectively the “Participants”). The CouponFollow Incentive Plan at the time of acquisition provided for total payments of $35,000 payable at the Company’s option in cash or in fully-vested shares of the Company’s Class A common stock, consisting of a fixed amount of $10,000 and contingent amounts of $25,000, which could be earned over a three calendar year period between each January 1 to December 31 of 2022, 2023 and 2024 (each a performance period).

On September 6, 2023, in connection with entering into the Promissory Note (Refer to Note 13—RELATED-PARTY TRANSACTIONS for additional information), the parties made certain modifications to the CouponFollow Incentive Plan created in connection with closing the transactions contemplated by the Merger Agreement. Such modifications include (i) the lowering of the contingent earnout payout amounts from $25,000 to $21,250, (ii) the lowering of contingent earnout tier targets to the amounts noted below, (iii) the increase of the contingent earnout performance period by one year, and (iv) adding the requirement for the payment of the third fixed earnout amount to be in cash.

The restructured CouponFollow Incentive Plan provides for total payments of $31,250 payable at the Company’s option in cash or in fully-vested shares of the Company’s Class A common stock (unless otherwise noted), consisting of a fixed amount of $10,000 and contingent amounts of $21,250, which can now be earned over a three calendar year period between each January 1 to December 31 of 2023, 2024 and 2025 (each a “Performance Period” and collectively, the “Performance Periods”). In order to receive any payments under the CouponFollow Incentive Plan, the Participants must maintain continuous employment through the last day of each Performance Period to be eligible for the following earnout payment amounts (with the exception of the Principal Participant who is still eligible if terminated without cause or if he terminates his employment for good reason) in the amounts and at the times set forth below:

•Fixed Amount. Over the course of the original performance periods January 1 to December 31 of 2022, 2023 and 2024, the Company shall pay to each of the employed eligible Participants a total of $10,000 (the “Fixed Amount”) in three substantially equal pro rata installment payments (as set forth in each Participant’s applicable award agreement) within 60 days of the end of each performance period. The first two payments are to be settled at the Company’s option in cash or in fully-vested shares of the Company’s Class A common stock. The third payment is required to be settled in cash.

•Tier 1 Target. If, during any of the Performance Periods, the CouponFollow business achieves the first tier TTM EBITDA (as defined in the CouponFollow Incentive Plan) for the first time (the “Tier 1 Target”), the Company will pay a total of $8,500 (the “Tier 1 Amount”) in substantially equal pro rata amounts (as set forth in each Participant’s applicable award agreement) at the times in the table set forth below.

•Tier 2 Target. If, during any of the Performance Periods, the CouponFollow business achieves the second tier TTM EBITDA for the first time (the “Tier 2 Target”), the Company will pay an additional $6,375 (the “Tier 2 Amount”) in substantially equal pro rata amounts (as set forth in each Participant’s applicable award agreement) at the times in the table set forth below.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

•Tier 3 Target. If, during any of the Performance Periods, the CouponFollow business achieves the third tier TTM EBITDA for the first time (the “Tier 3 Target” and together with the Tier 1 Target and Tier 2 Target, collectively the “Targets”), the Company will pay an additional $6,375 (the “Tier 3 Amount” and together with the Tier 1 Amount and the Tier 2 Amount, collectively the “Tier Amounts”) in substantially equal pro rata amounts (as set forth in each Participant’s applicable award agreement) at the times in the table set forth below.

Performance Period*	Fixed Amount	Tier 1 Amount**	Tier 2 Amount**	Tier 3 Amount**	Total Maximum Payment per Performance Period
Dec. 31, 2022***	$3,333	$—	$—	$—	$3,333
Dec. 31, 2023	3,333	2,833	—	—	6,166
Dec. 31, 2024	3,334	2,833	3,187	—	9,354
Dec. 31, 2025	—	2,834	3,188	6,375	12,397
	$10,000	$8,500	$6,375	$6,375	$31,250

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

***$3,333 of the Fixed Amount relating to the original First Performance Period has already been earned and was paid out on March 1, 2023.

If a Participant’s continued employment is terminated prior to applicable payment date(s), with the exception of the Principal Participant as discussed above, the Company will reverse all prior liabilities for their pro rata share of any Tier Amounts associated with that Participant. If the Company elects to settle the payment obligations with respect to any Tier Amount in shares of the Company’s Class A common stock, the number of shares payable under the CouponFollow Incentive Plan will be determined based on the VWAP of the Company’s Class A common stock.

As of September 30, 2023, the Company has determined that it was not probable that the CouponFollow business would achieve any of the contingent earnout targets during the Performance Periods, and accordingly, it did not record a liability for any of the tier amounts set forth in the CouponFollow Incentive Plan. During the three and nine months ended September 30, 2023, the Company recognized $809 and $1,910, respectively, for the Fixed Amount of the CouponFollow Incentive Plan within Salaries and benefits expenses on the accompanying condensed consolidated statements of operations. The amount for the nine months ended September 30, 2023 is net of a $566 difference between the fair value of the Class A common stock issued to settle the earnout liability for the First Performance Period for fiscal 2022 and the carrying value of the earnout liability.

On March 1, 2023, the Company settled the first Fixed Amount of $3,333 for the performance period ending December 31, 2022, in shares. The Company issued 407 shares of Class A Common stock, with an aggregate fair value of $1,658, net of shares withheld for taxes, on the date of settlement.
15.DISCONTINUED OPERATIONS

On September 6, 2023, the Company announced that it received a non-binding IOI from JDI, a significant shareholder of the Company which is principally owned and managed by certain members of the Protected management team, regarding the possible acquisition of the Protected business. The offer consisted of $240,000 in

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

cash, the assumption of certain potential earnout payments in respect of Protected and the delivery of approximately 29,138 of the Company's Class A shares held by JDI and related persons.

As a result, the Company committed to a plan to sell the Protected business and began performing customary actions required to execute the sale. The Company has determined that the disposition of Protected represents a strategic shift that will have a major effect on its results of operations. The Protected business met the criteria to be reported as assets held for sale and discontinued operations as of September 30, 2023, and accordingly, all prior comparable periods have been recast to conform to the current period presentation.

Impairment of the Subscription Reporting Unit (the Protected Business)

Upon classifying the Protected Business as held for sale as of September 30, 2023, the Company performed a goodwill impairment test on the Subscription reporting unit resulting in a goodwill impairment charge of $115,483. This impairment was the result of decreases in long-term forecasts due to recent adverse customer trends and other macroeconomic outcomes. The Company recorded a further impairment loss of $3,276 upon the classification of the disposal group as held for sale, for a total impairment charge of $118,759 that was recorded in the results of discontinued operations for the three and nine months September 30, 2023. There was no tax benefit of this charge for the three and nine months ended September 30, 2023.

The following table presents the assets and liabilities classified as held for sale from discontinued operations as of September 30, 2023 and December 31, 2022:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Successor
	September 30, 2023	December 31, 2022
Carrying amount of assets included as part of discontinued operations:
Current assets:
Cash and cash equivalents	$10,846	$15,701
Restricted cash, current	1,545	3,357
Other current assets, net[1]	475	1,234
Current assets held for sale from discontinued operations	12,866	20,292
Property and equipment, net	1,706	860
Intangible assets, net	94,825	121,025
Goodwill	317,701	433,184
Total assets held for sale from discontinued operations	$427,098	$575,361

Carrying amount of liabilities included as part of discontinued operations:
Current liabilities:
Protected.net incentive plan liability, current	$8,559	$15,436
Deferred revenue	80,834	68,611
Other current liabilities	27,179	17,371
Current liabilities held for sale from discontinued operations	116,572	101,418
Protected.net incentive plan liability, non-current	28,605	15,824
Deferred tax liability	9,939	15,286
Other liabilities	$—	$3,366
Total liabilities held for sale from discontinued operations	$155,116	$135,894
______________________
[1] Includes a $3,276 contra asset for the estimated remaining costs to sell Protected as of September 30, 2023. Refer to the Impairment discussion above.

The financial results of Protected are presented as loss from discontinued operations, net of taxes in the unaudited condensed consolidated statements of operations. The following table presents the summarized discontinued operations unaudited condensed consolidated statements of operations:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022
Revenue	$54,550	$44,281	$151,610	$114,923
Operating expenses
Cost of revenue (excluding depreciation and amortization)	51,373	26,463	126,047	68,929
Salaries and benefits	10,144	25,332	36,738	46,971
Selling, general, and administrative	6,796	3,847	11,507	10,292
Depreciation and amortization	8,385	13,291	26,729	35,867
Impairment of goodwill	115,483	—	115,483	—
Impairment of assets held for sale	3,276	—	3,276	—
Total operating expenses	195,457	68,933	319,780	162,059
Operating loss	(140,907)	(24,652)	(168,170)	(47,136)
Interest expense (income), net	(47)	278	10	124
Loss from discontinued operations before income taxes	(140,860)	(24,930)	(168,180)	(47,260)
Income tax benefit	(3,651)	(10,853)	(4,958)	(11,411)
Net loss from discontinued operations	$(137,209)	$(14,077)	$(163,222)	$(35,849)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the subscription business that are included in the Consolidated Statements of Cash Flows:

	Successor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022
Impairment of goodwill	$115,483	$—
Impairment of assets held for sale	3,276	—
Depreciation and amortization	26,729	35,867
Stock-based compensation	28,716	42,300
Capital expenditures	1,451	415

Discontinued Operations Related-Party Transactions

Payment Processing Agreement

Protected utilizes multiple payment processors in order to process credit card payments from its subscription customers, including Paysafe Financial Services Limited (“Paysafe”). In March 2021, Paysafe completed a merger with Foley Trasimene Acquisition Corp. II (“Foley Trasimene”), a special purpose acquisition company sponsored by entities affiliated with William Foley, who was also a sponsor of Trebia Acquisition Corp. and was a member of the Company’s Board of Directors. Protected's payment processing agreement with Paysafe was negotiated before the announcements of both (i) the Merger as well as (ii) the business combination between Paysafe and Foley Trasimene. The Company incurred credit card processing fees related to Paysafe for the three months ended September 30, 2023 and 2022 (Successor), of $4,246 and $3,154, respectively. The Company incurred credit card processing fees related to Paysafe for the nine months ended September 30, 2023, the period from January 27, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through January 26, 2022 (Predecessor) of

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

$11,855, $8,004 and $0, respectively. The amount receivable from Paysafe was $449 and $2,447 as of September 30, 2023 (Successor) and December 31, 2022 (Successor), respectively.

Office Facilities

The Company has an agreement with JDI Property Holdings Limited (“JDI Property”), an entity controlled by a director of the Company, which allows for the Company to occupy desks at the property owned by JDI Property property in such a place as JDI Property specifies from time to time in exchange for GBP 52 per month. The agreement with JDI Property expires on October 31, 2026. Additionally, the Company utilizes a JDI Property credit card for certain office and operating expenses related to the Protected business, and the Company reimburses JDI Property monthly for any charges incurred by the Company on such card. The amount owed to JDI Property was immaterial as of September 30, 2023 (Successor) and December 31, 2022 (Successor).

Protected Incentive Plan Installment Payments

On August 30, 2022, the Company, Protected and Just Develop It Limited (“JDI”), an entity controlled by a director of the Company, entered into a Conditional Consent, Waiver and Acknowledgement (the “Waiver”) pursuant to which JDI agreed to waive its right to the Year 3 Stock Bonus Pool (as such term is defined in the BCA), consisting of $50,000 of Class A common stock payable in January 2024 and as set forth in Section 12.11(a) of the BCA dated June 28, 2021 (as amended), by and among S1 Holdco, Protected and the other parties signatory thereto in exchange for $40,000 in cash payable in four (4) quarterly installments of $10,000 each, commencing on August 30, 2022 and on each three (3) month anniversary thereafter. On June 1, 2023, the Company further modified the 2023 Award, deferring the last quarterly cash installment of $10,000 such that $5,000 was due on May 30, 2023, $5,000 was due on July 1, 2023, and providing additional cash bonus payments of up to $10,000 if certain performance thresholds around marketing spend and operating contribution of Protected is achieved on or before December 31, 2024. As of September 30, 2023, none of the performance thresholds have been met, and therefore, none of the additional cash bonus payments have been paid. However, the Company believes it is probable that the performance threshold will be met. The liabilities associated with this award is included within Current liabilities held for sale from discontinued operations on the condensed consolidated balance sheets. Refer to Note 14—STOCK-BASED COMPENSATION for additional information.

The Company recognized $5,594 and $25,904, during the three and nine months ended September 30, 2023, respectively, for the Protected Incentive Plan within salaries and benefits of discontinued operations within the condensed consolidated statements of operations. Although the last twelve months cash EBITDA target for the 2024 Award of the Protected Incentive Plan has not yet been met, the Company determined that it was probable of achievement. Refer to Note 14—STOCK-BASED COMPENSATION for additional information.
16.SUBSEQUENT EVENTS

Receivables Purchase Agreement

On November 8, 2023, System1 OpCo LLC (a subsidiary of S1 Holdco) entered into an agreement with OAREX Funding, LLC (the “Factor”) for the purchase and sale of accounts receivable related to its advertising business (the “Receivables Purchase Agreement”). Based on the terms of the agreement, the Factor advances up to 80% of transferred customer receivables and holds the remaining as a reserve until the customer pays the Factor. The initial maximum advance amount is $5,000 with the potential to increase the maximum amount to $20,000 (upon approval from the Factor’s lender). These reserves are remitted to the Company upon customer payment, less applicable discount fees. The Company is initially charged 1.3% of the advance amount for each invoice purchased for the first 30 days after the purchase date of the receivable and 0.43% on the face value for every subsequent 10-day period or portion thereof until the transferred receivable is collected. As collateral securing the amounts owed to the Factor, the Company grants the Factor a continuing first priority security interest in all purchased accounts receivable and any related payments. This factoring agreement is effective for an initial 12-month period and continues for additional 12-month periods until terminated through release from the Company after repayment of all amounts owed to the Factor or earlier under occurrence of certain events of default, including default of the Term Loan and

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars, number of shares and number of units in thousands, except for per share or per unit amounts)

2022 Revolving Facility. As of the date of issuance of these financial statements, $5,000 is the maximum advance amount with no amounts advanced. The Company is currently evaluating the accounting impact of this arrangement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1 Inc. and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of September 30, 2023 (Successor) and for the period from January 1, 2022 through January 26, 2022 (Predecessor), and the period from January 27, 2022 through September 30, 2022 (Successor), as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (Successor) (our "Form 10-K"). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” in this Quarterly Report and our Form 10-K. Dollars, number of shares and number of units are presented in thousands, except percentages, per share and per unit information, unless otherwise noted.

References to "Note" or “Notes” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Company Overview

We operate an omnichannel customer acquisition platform, delivering high-intent customers to advertisers.

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

Through RAMP, we process approximately 155 million daily advertising campaign optimizations and ingest over 8 billion rows of data daily across nearly 40 advertising verticals as of September 30, 2023. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data, with data on monetization and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising verticals.

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

The Company was deemed the accounting acquirer in the Merger, and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of the Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger; and (ii) the consolidated results of the Company, including S1 Holdco and Protected following the closing of the Merger. The accompanying financial information includes a Predecessor period, which include the periods through January 26, 2022 concurrent with the Merger, and a Successor period from January 27, 2022 through September 30, 2022. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables within the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

Refer to Note 3—MERGER and Note 5 — GOODWILL , INTERNAL-USE SOFTWARE DEVELOPMENT COSTS, NET, AND INTANGIBLE ASSETS, NET — for additional information.

Sale of Protected Business

On September 6, 2023, the Company announced that it had received a non-binding indication of intent ("IOI") from JDI, a significant shareholder of the Company which is principally owned and managed by certain members of the Protected management team, related to the potential acquisition of Protected, which operates the Company's subscription business. The offer consists of $240,000 in cash, the assumption of certain potential earnout payments in respect of Protected and the delivery of approximately 29,138 System1 shares held by JDI and related persons. A special committee of the Company's Board of Directors was formed to evaluate JDI’s IOI and other strategic alternatives.

As a result, we committed to a plan to sell the Protected business and began performing customary actions required to execute the sale. The Protected business met the criteria to be reported as assets held for sale and discontinued operations as of September 30, 2023, and accordingly, all prior comparable periods have been recast to conform to the current period presentation. Unless otherwise noted, this MD&A relates solely to our continuing operations and does not include the operations of our Protected business.

Refer to Note 15—DISCONTINUED OPERATIONS — for additional information.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented.

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
(in thousands)
Revenue	$87,818	$156,895	$305,851	$472,158	$52,712
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	50,585	111,217	190,195	341,693	41,507
Salaries and benefits	26,689	30,270	82,484	106,340	31,181
Selling, general, and administrative	11,808	11,572	42,004	36,962	15,665
Depreciation and amortization	19,584	18,923	58,666	50,369	1,000
Impairment of goodwill	—	340,109	—	340,109	—
Total operating expenses	108,666	512,091	373,349	875,473	89,353
Operating loss	(20,848)	(355,196)	(67,498)	(403,315)	(36,641)
Other expense:
Interest expense, net	13,053	9,733	36,789	21,987	1,049
Loss on restructure of related-party debt	619	—	619	—	—
Change in fair value of warrant liabilities	(7,482)	4,489	(6,873)	14,111	—
Total other expense	6,190	14,222	30,535	36,098	1,049
Loss before income tax	(27,038)	(369,418)	(98,033)	(439,413)	(37,690)
Income tax benefit	(920)	(69,796)	(10,626)	(84,341)	(629)
Net loss from continuing operations	$(26,118)	$(299,622)	$(87,407)	$(355,072)	$(37,061)
Net loss from discontinued operations, net of tax	(137,209)	(14,077)	(163,222)	(35,849)	—
Net loss	(163,327)	(313,699)	(250,629)	(390,921)	(37,061)
Less: Income from continuing operations attributable to noncontrolling interest	(6,328)	(69,269)	(19,543)	(80,336)	—
Less: Income from discontinued operations attributable to noncontrolling interest	$(25,566)	$(2,733)	$(30,472)	$(7,082)	$—
Net loss attributable to System1, Inc.	$(131,433)	$(241,697)	$(200,614)	$(303,503)	$(37,061)

	Successor				Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Revenue	100%	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	58%	71%	62%	72%	79%
Salaries and benefits	30%	19%	27%	23%	59%
Selling, general, and administrative	13%	7%	14%	8%	30%
Depreciation and amortization	22%	12%	19%	11%	2%
Impairment of goodwill	—%	217%	—%	72%	—%
Total operating expenses	124%	326%	122%	185%	170%
Operating loss	(24)%	(226)%	(22)%	(85)%	(70)%
Other expense:
Interest expense, net	15%	6%	12%	5%	2%
Loss on restructure of related-party debt	1%	—%	—%	—%	—%
Change in fair value of warrant liabilities	(9)%	3%	(2)%	3%	—%
Total other expense	7%	9%	10%	8%	2%
Loss before income tax	(31)%	(235)%	(32)%	(93)%	(72)%
Income tax benefit	(1)%	(44)%	(3)%	(18)%	(1)%
Net loss from continuing operations	(30)%	(191)%	(29)%	(75)%	(70)%
Net loss from discontinued operations, net of tax	(156)%	(9)%	(53)%	(8)%	—%
Net loss	(186)%	(200)%	(82)%	(83)%	(70)%
Less: Income from continuing operations attributable to noncontrolling interest	(7)%	(44)%	(6)%	(17)%	—%
Less: Income from discontinued operations attributable to noncontrolling interest	(29)%	(2)%	(10)%	(1)%	—%
Net loss attributable to System1, Inc.	(150)%	(154)%	(66)%	(64)%	(70)%
* Percentages may not sum due to rounding

The comparability of our operating results for the nine months ended September 30, 2023 (Successor) compared to the period from January 1, 2022 through January 26, 2022 (Predecessor) and the period from January 27, 2022 through September 30, 2022 (Successor) was impacted by the Merger, as discussed above, and other acquisitions.

Comparisons of Results of Operations for the three and nine months ended September 30, 2023 (Successor), against the three months ended September 30, 2022 and the combined period from January 1, 2022 through January 26, 2022 (Predecessor) and the period from January 27, 2022 through September 30, 2022 (Successor).

Revenue

The following tables set forth our revenue by reportable segment.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Revenue:
Owned and Operated Advertising	$66,187	$143,600	(54)%
Partner Network	21,631	13,295	63%
Total revenue	$87,818	$156,895	(44)%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Revenue:
Owned and Operated Advertising	$249,512	$428,436	$49,249	(48)%
Partner Network	56,339	43,722	3,463	19%
Total revenue	$305,851	$472,158	$52,712	(42)%

Refer to the Revenue discussions below.

Owned and Operated Advertising ("O&O")

The decrease in O&O revenue for the three months ended September 30, 2023, and nine months ended September 30, 2023, compared to the same prior year periods, respectively, was primarily due to deteriorating macroeconomic conditions, such as reductions in both advertiser and overall consumer demand, which led to a decreased supply of consumer sessions available to be acquired. For the three months ended September 30, 2023, compared to the same prior year period, sessions decreased 156 million to 922 million from 1,078 million, with a corresponding decrease in Revenue per Session ("RPS") of approximately $0.06 to $0.07 from $0.13. For the nine months ended September 30, 2023, compared to the same prior year period, sessions decreased 298 million to 2,768 million from 3,066 million, with a corresponding decrease in RPS of approximately $0.07 to $0.09 from $0.16.

Partner Network

The increase in Partner Network revenue for the three months ended September 30, 2023, and nine months ended September 30, 2023, compared to the same prior year periods, respectively, was due to our continued investment in this business and growth from newer partners that continue to generate more traffic to our platform. This was partially offset by deteriorating macroeconomic conditions, such as reductions to both advertiser and overall consumer demand, leading to a reduction in RPS. For the three months ended September 30, 2023, compared to the same prior year period, sessions increased 494 million to 858 million from 364 million, and RPS decreased by approximately $0.01 to $0.03 from $0.04. For the nine months ended September 30, 2023, compared to the same prior year period, sessions increased 949 million to 1,984 million from 1,034 million, and RPS decreased by approximately $0.02 to $0.03 from $0.05.

Cost of revenue

	Successor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Cost of revenue	$50,585	$111,217	(55)%
Percent of revenue	58%	71%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Cost of revenue	$190,195	$341,693	$41,507	(50)%
Percent of revenue	62%	72%	79%

The dollar decrease in cost of revenue for the three months ended September 30, 2023, and nine months ended September 30, 2023, compared to the same prior year periods, was primarily due to a $64 million and $198 million decrease, respectively, in our O&O reportable segment, which was directionally consistent with the decrease in revenue. For the three months ended September 30, 2023, compared to the same prior year period, our Cost per Session ("CPS") decreased $0.05 to $0.05 from $0.10. For the nine months ended September 30, 2023, compared to the same prior year period, our CPS decreased $0.06 to $0.06 from $0.12.

The following supplemental tables set forth our adjusted gross profit by reportable segment.

	Successor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Segment Adjusted Gross Profit:
Owned and Operated Advertising	$23,886	$37,261	(36)%
Partner Network	15,312	10,301	49%
Total Adjusted Gross Profit	$39,198	$47,562	(18)%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Segment Adjusted Gross Profit:
Owned and Operated Advertising	$81,314	$103,478	$8,768	(28)%
Partner Network	40,337	32,622	3,012	13%
Total Adjusted Gross Profit	$121,651	$136,100	$11,780	(18)%

Refer to the Revenue and Cost of revenue discussions above.

Salaries and benefits

	Successor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Salaries and benefits	26,689	30,270	(12)%
Percent of revenue	30%	19%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Salaries and benefits	$82,484	$106,340	$31,181	(40)%
Percent of revenue	27%	23%	59%

The decrease in salaries and benefits for the three months ended September 30, 2023 compared to the same prior year period, was primarily due to a $3 million decrease in stock-based compensation resulting from declines in headcount and stock price. For additional information on our stock-based compensation, refer to Note 14—STOCK-BASED COMPENSATION.

The decrease in salaries and benefits for the nine months ended September 30, 2023 compared to the same prior year period, was primarily due to a $55 million decrease in stock-based compensation related to the first quarter 2022 Merger.

Selling, general, and administrative

	Successor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Selling, general, and administrative	11,808	11,572	2%
Percent of revenue	13%	7%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Selling, general, and administrative	$42,004	$36,962	$15,665	(20)%
Percent of revenue	14%	8%	30%

The increase is selling, general, and administrative expense for the three months ended September 30, 2023 compared to the same prior year period was primarily due to a slight increase in our reserve for bad debts.

The decrease in selling, general, and administrative expense for the nine months ended September 30, 2023 compared to the same prior year period, was primarily due to additional costs associated with the Merger and the prior year acquisitions, partially offset by the increase in our reserve for bad debts.

Depreciation and amortization

	Successor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Depreciation and amortization	19,584	18,923	3%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Depreciation and amortization	$58,666	$50,369	$1,000	14%

Depreciation and amortization expense for the three months ended September 30, 2023, remained relatively consistent as compared to the same prior year period.

The increase in depreciation and amortization expense for the nine months ended September 30, 2023, compared to the same prior year period, was primarily due to additions of intangible assets as a result of the Merger and the prior year acquisitions.

Interest expense, net

	Successor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Interest expense, net	13,053	9,733	34%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Interest expense, net	$36,789	$21,987	$1,049	60%

The increase in interest expense, net for the three and nine months ended September 30, 2023, compared to the same prior year periods, was primarily due to higher interest rates experienced during the current periods.

Loss on restructure of related-party debt

	Successor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Loss on restructure of related-party debt	619	—	>100%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Loss on restructure of related-party debt	$619	$—	$—	>100%

The increase in loss on restructure of related-party debt for the three months ended September 30, 2023, and the nine months ended September 30, 2023, compared to the same prior year periods, was due to restructuring a portion of the Holdback Amount related to the 2022 CouponFollow acquisition into a promissory note. Refer to Note 4—ACQUISITIONS and Note 13—RELATED-PARTY TRANSACTIONS.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the three months ended September 30, 2023, and the nine months ended September 30, 2023, compared to the same prior year periods, respectively, was driven by the fluctuations in the market value of our Class A common stock.

Income tax benefit

	Successor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Income tax benefit	$(920)	$(69,796)	(99)%
Effective tax rate	3%	19%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Income tax benefit	$(10,626)	$(84,341)	$(629)	(87)%
Effective tax rate	11%	19%	2%

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

Net loss from discontinued operations, net of tax

	Successor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs. 2022 change (%)
Net loss from discontinued operations, net of tax	$(137,209)	$(14,077)	>100%

	Successor		Predecessor
	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Net loss from discontinued operations, net of tax	$(163,222)	$(35,849)	$—	>100%

Net loss from discontinued operations, net of tax is comprised of the results of operations of our subscription business. The loss from discontinued operations, net of tax only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported our subscription business, and which remained as part of the continuing operations, are not reflected in loss from discontinued operations, net of tax.

Liquidity and Capital Resources

As of September 30, 2023 (Successor), we had available cash and cash equivalents of $4,853.

To date, our available liquidity and operations have been financed through the initial public offering of Trebia, the Merger, credit facilities, various affiliate loans, and cash flows from operations. We are subject to certain business risks, including dependence on key employees, dependence on key contracts, competition from alternative technologies, and dependence on growth to achieve our business and operational objectives.

Our revenue is dependent on two key Advertising Partners, which are Google and Microsoft.

The discussion of our cash flows and liquidity that follows does not include the impact of any adjustments to remove discontinued operations, unless otherwise noted, and is stated on a total company consolidated basis.

Going Concern

Starting in the third quarter of 2022 and continuing into 2023, we experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. In response to these conditions, we obtained additional financing in the second quarter of 2023 (as previously disclosed) which was expected to provide us sufficient liquidity to manage through the current business environment. However, subsequent to the quarter ended June 30, 2023, we have experienced increased customer acquisition costs in addition to the loss of a significant Network Partner, both of which have further negatively impacted our future cash forecasts, and may negatively impact our forecasted compliance with the maximum leverage ratio covenant of the Term Loan (defined in Note 9—DEBT). As of September 30, 2023, we had cash on hand of $4,853, an accumulated deficit of $646,242, and had cash outflows from operations of $5,908 for the nine months ended September 30, 2023. We have principal and interest payments due of approximately $15,000 per quarter, and as of the date of this filing, we had no remaining available capacity under the 2023 Revolving Note (defined in Note 13—RELATED-PARTY TRANSACTIONS).

The declining cash flows and financial performance raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. We have both developed and implemented plans to improve our liquidity. Our implemented plans include the restructuring of the CouponFollow Holdback Amount in September 2023 through the issuance of a $5,156 note and obtaining the Onyx and OpenMail2 debt financings for $10,000 and $2,500, respectively (refer to Note 13—RELATED-PARTY TRANSACTIONS) in October 2023, entering into a factoring agreement in November 2023 for an initial $5,000 (refer to Note 16 – SUBSEQUENT EVENTS) as well as implementing a significant reduction in headcount in both the second quarter of 2023 and in early September 2023, resulting in approximately $14,500 of annualized savings. Our developed plans include the sale of Total Security Limited ("Protected"; formerly Protected.net Group Limited) (refer to Note 15—DISCONTINUED OPERATIONS), which we anticipate will result in significant cash inflows. As announced in our press release on September 6, 2023, we received a non-binding indication of intent from JDI to acquire Protected for $240,000 in cash as part of the consideration. However, until we have executed a definitive sale agreement, we cannot provide assurances that the sale will be finalized on acceptable terms or at all. To the extent our financial performance does not improve or our plans are not successful or finalized, we may have insufficient available cash balances to fund our operations for the remainder of the calendar year. Additionally, if we are unable to satisfy certain covenants under the Credit Agreement (refer to Note 9—Debt, net), this could constitute an event of default and provide the administrative agent on behalf of the lenders the ability to immediately call the outstanding principal balances of the Term Loan and 2022 Revolving Facility, with cross default provisions with the 2023 Revolving Note, Promissory Note, Term Note and Secured Facility (refer to Note 13 – RELATED PARTY TRANSACTIONS) and the Receivables Purchase Agreement (refer to Note 16 – SUBSEQUENT EVENTS). In the event of a default, including the aforementioned cross defaults, there can be no assurance that we will be able to continue as a going concern, which will force us to delay, reduce or discontinue certain aspects of our business strategy. Accordingly, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this filing.

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

Credit Facilities

Term Loan

In connection with the Merger discussed above, Orchid Merger Sub, II LLC (a subsidiary of S1 Holdco) entered into a term loan (“Term Loan”) and revolving facility (“2022 Revolving Facility”) on January 27, 2022, providing for a 5.5 year facility with a principal balance of $400,000 and with the net proceeds of $376,000.

We have been able, and expect to continue to be able, to make timely payments on the principal and interest. We are currently in compliance with our borrowing covenants.

2023 Revolving Note

On April 10, 2023, Orchid Merger Sub II, LLC (“Orchid Sub”), our wholly-owned subsidiary, entered into a $20,000 Revolving Note (the “2023 Revolving Note”) with Lone Star Friends Trust (acting by and through its trustee, Stanley Blend, “Lone Star”) and CEE Holding Trust (acting by and through its trustee, Jackson Hole Trust Company, “CEE”, and together with Lone Star, collectively, the “Lenders” and each, a “Lender”), which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and noninterested members of the Board. Each Lender provided a $10,000 commitment for an aggregate principal of $20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”). The 2023 Revolving Note is available through July 2024, with automatic three-month extensions, unless we or any Lender provides written notice. As of the date these condensed consolidated financial statements were issued, the Company had no remaining available capacity under the 2023 Revolving Note.

For additional information regarding our credit facilities, refer to Note 9—DEBT, NET and Note 13—RELATED-PARTY TRANSACTIONS.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Successor		Predecessor
(in thousands)	Nine Months Ended September 30, 2023	Period from January 27, 2022 through September 30, 2022	Period from January 1, 2022 through January 26, 2022
Net cash used in operating activities	$(5,908)	$(742)	$(10,603)
Net cash used in investing activities	$(6,859)	$(452,429)	$(441)
Net cash used in financing activities	$(1,054)	$(22,552)	$—

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

During the nine months ended September 30, 2023 (Successor), cash used in operating activities of $5,908 resulted primarily from net loss adjusted for noncash items, including the impairment of goodwill and assets held for sale of $118,759, depreciation and amortization expense of $85,364, stock-based compensation of $43,909, and a decrease in accounts receivable of $17,786. This was partially offset by a net loss of $250,629 and a payment for the Protected incentive plan of $20,000.

During the period from January 27, 2022 to September 30, 2022 (Successor), cash used in operating activities of $742 resulted primarily from net loss adjusted for noncash items, including impairment of goodwill of $340,109, depreciation and amortization expense of $86,236, stock-based compensation of $88,847, change in fair value of warrants of $14,111, an increase in deferred revenue of $7,133, and a decrease in accounts receivable of $6,670. This was partially offset by a net loss of $390,921, deferred tax benefit of $101,100, a decrease in other long-term liabilities of $31,467, a decrease in accrued expenses and other liabilities of $17,369 due to the Merger, and a decrease in the Protected.net Incentive Plan liability of $10,000 for a quarterly payment.

During the period from January 1, 2022 through January 26, 2022 (Predecessor), cash used in operating activities of $10,603 resulted primarily from a net loss of $37,061, including a decrease in accounts payable of $67,600 due to the Merger. This was partially offset by an increase in accrued expenses of $57,488, stock-based compensation of $23,705 and a decrease in accounts receivable of $11,118 due to the Merger.

Investing Activities

Our primary investing activities consist of acquisitions of businesses, which included the first quarter 2022 acquisitions of S1 Holdco, Protected, CouponFollow and RoadWarrior, and the second quarter 2022 acquisition of Answers, as well as costs capitalized for internally developed software.

During the nine months ended September 30, 2023 (Successor), cash used in investing activities of $6,859 resulted from purchases of property and equipment of $2,015, and capitalized expenditures related to internal-use software development costs of $4,844.

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

Financing Activities

In the nine months ended September 30, 2023 (Successor), cash used in financing activities of $1,054 resulted primarily from the repayment of related-party loan of $44,000, and the repayment of term loan of $15,000. This was partially offset by proceeds from related-party loan of $63,000.

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

Share Repurchases

In August 2022, the Board authorized up to $25,000 for the repurchase of our Class A common stock and Public Warrants ("2022 Repurchase Program"). During the nine months ended September 30, 2023, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of September 30, 2023, we had $23,878 available under this authorization remaining.

Receivables Purchase Agreement

On November 8, 2023, we entered into an agreement with OAREX Funding, LLC (the “Factor”) for the purchase and sale of accounts receivable related to its advertising business (the “Receivables Purchase Agreement”). Based on the terms of the agreement, the Factor advances up to 80% of transferred customer receivables and holds the remaining as a reserve until the customer pays the Factor. The initial maximum advance amount is $5,000 with the potential to increase the maximum amount to $20,000 (upon approval from the Factor’s lender). These reserves are remitted to us upon customer payment, less applicable discount fees. We are initially charged 1.3% of the advance amount for each invoice purchased for the first 30 days after the purchase date of the receivable and 0.43% on the face value for every subsequent 10-day period or portion thereof until the transferred receivable is collected. As collateral securing the amounts owed to the Factor, we grant the Factor a continuing first priority security interest in all purchased accounts receivable and any related payments. This factoring agreement is effective for an initial 12-month period and continues for additional 12-month periods until terminated through release from us after repayment of all amounts owed to the Factor or earlier under occurrence of certain events of default, including default of the Term Loan and 2022 Revolving Facility. As of the date of issuance of these financial statements, $5,000 is the maximum advance amount with no amounts advanced. We are currently evaluating the accounting impact of this arrangement.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreement

In June 2023, we entered into a multi-year agreement with a web services provider whereby we are contractually obligated to spend $5,000 in each annual period between July 2023 and June 2026. As of September 30, 2023 (Successor), we remain contractually obligated to spend $13,118 towards this commitment.

Debt Obligations

In connection with the Merger, Orchid Merger Sub II LLC (a subsidiary of S1 Holdco) entered into a new loan (“Term Loan”) and revolving facility (“2022 Revolving Facility”) with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400,000 and with the net proceeds of $376,000, of which a portion of the proceeds were used by S1 Holdco, to settle the outstanding debt of $172,038 with Cerberus Business Finance, LLC. The 2022 Revolving Facility provided for borrowing availability of up to $50,000. As of September 30, 2023, $50,000 was outstanding on the 2022 Revolving Facility and principal of $370,000 was outstanding on the Term Loan. Through December 31, 2025, $5,000 of the Term Loan is payable quarterly. From March 31, 2026, $7,500 of the Term Loan is payable quarterly. The Term Loan matures in 2027.

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

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows:

	Successor
	September 30, 2023	December 31, 2022
Term Loan[1,2]	$353,273	$364,525
2022 Revolving Facility	50,000	50,000
Total Debt, net	$403,273	$414,525
_______________
[1] Includes loan fees of $996 and $1,061, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.
[2] Estimated fair value of the Term Loan was $308,950 as of September 30, 2023.

We have principal and interest payments due of approximately $15,000 per quarter.

Related-Party Loans

2023 Revolving Note

On April 10, 2023, Orchid Sub entered into the $20,000 2023 Revolving Note with Lone Star and CEE which are trusts established for the benefit of Michael Blend (Chief Executive Officer, co-founder and stockholder) and Charles Ursini (co-founder and stockholder), respectively, in a private transaction approved by the independent and noninterested members of the Board. Each Lender provided a $10,000 commitment for an aggregate principal of

$20,000 under the 2023 Revolving Note to Orchid Sub on a several but not joint basis (each, a “Commitment” and, collectively, the “Commitments”).

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York plus 3.15%. Orchid Sub may borrow amounts under the 2023 Revolving Note in increments of $100, and may prepay any amounts borrowed at any time without penalty or interest (other than applicable breakage costs, if any). We may borrow up to our commitment amount, and may reuse the loan again after the balance has been paid down. The maturity date under the 2023 Revolving Note is July 10, 2024 (the "Maturity Date") with automatic three-month extensions, unless we or any Lender provides written notice, unless there is an event of default, including a continuing event of default on the Credit Agreement, at which point the holder may declare all amounts due immediately. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a loan fee equal to 12.0% of each Lender's commitment under the 2023 Revolving Note, or $2,400 in total, payable within 180 days of April 10, 2023. Further, this loan fee was capitalized in Prepaid and other current assets and will be amortized on a straight-line basis through the Maturity Date. As of the date these condensed consolidated financial statements were issued, the Company had no remaining available capacity under the 2023 Revolving Note.

Promissory Note

On September 6, 2023, System1 OpCo entered into a $5,156 Promissory Note with the Lender in order to convert the Holdback Amount described in Note 4—ACQUISITIONS into the Loan. The amount of the Promissory Note was equal to the amount of the Holdback liability of $5,156 owed to the Lender.

The Loan outstanding under the Promissory Note accrues interest at the rate per annum equal to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York plus 3.15%. The Company (i) must prepay the Loan under certain circumstances, which include consummation of a Strategic Transaction, the refinancing of the Existing Credit Agreement, the incurrence by us of any indebtedness exceeding $2,500, or the sale of any of our assets in excess of $2,500; (ii) may prepay the Loan at any time without penalty or interest; and (iii) must make four (4) substantially equal amortization payments on April 1, 2024, May 1, 2024, June 1, 2024, and July 1, 2024, unless there is an event of default, including a continuing event of default on the Credit Agreement, at which point the holder may declare all amounts due immediately. We are currently in the process of selling our Protected business. Upon the closing of any sale of this business, the Promissory Note and accrued interest will become due and payable immediately. The Lender under the Promissory Note is also entitled to a closing fee equal to 12.0% of the initial principal amount outstanding under the Promissory Note which is due 50% on October 15, 2023 and 50% on December 15, 2023. As of September 30, 2023, principal of $5,156 was outstanding on the Loan. We recorded an expense of approximately $619 within Loss on restructure of related-party holdback which related to a 12% fee payable to the Lender.

Term Note

On October 6, 2023, Orchid Sub, entered into the $2,500 Term Note with OM2, which is principally owned and managed by trusts established for the benefit of the Company’s co-founders, Michael Blend and Charles Ursini, in a private transaction approved by the independent and non-interested members of the Board. Pursuant to the Term Note, the Term Lender provided a fixed $2,500 term loan to Orchid Sub.

The amounts outstanding under the Term Note accrue interest at the rate per annum equal to the SOFR as administered by the Federal Reserve Bank of New York plus 5.75%. The maturity date under the Term Note is December 31, 2024, unless there is an event of default including default on the Credit Agreement, at which point the holder may declare all amounts due immediately. The Company must prepay the Loan under certain circumstances, which include (i) the consummation of a strategic transaction or (ii) upon the full refinancing and termination of the Existing Credit Agreement. The Lender is also entitled to a closing fee equal to 10.0% the principal amount of the Term Note, payable within 180 days of October 6, 2023. In addition, Orchid Sub agreed to reimburse the Lender for its reasonable and documented costs expenses incurred in connection with the negotiation, documentation and execution of the Term Note.

Secured Facility

On October 6, 2023, Protected, an indirect wholly-owned subsidiary of the Company, entered into the $10,000 Secured Facility with the Secured Lender and a subsidiary of JDI in a private transaction approved by the independent and non-interested members of the Company’s Board. Pursuant to the Secured Facility, the Secured Lender provided the $10,000 Secured Commitment, which amount was (i) drawn down in full on the closing date and (ii) secured by the assets of Protected pursuant to a deed granted in favor of the Secured Lender pursuant to a Debenture between Total Security and the Secured Lender, dated October 6, 2023.

The amounts outstanding under the Secured Facility accrue interest at the rate of 8.5% per annum. The amounts outstanding under the Secured Facility are due upon the earlier of (i) October 6, 2024 or (ii) the date on which Protected undergoes a Change of Control (as such term is defined in the Secured Facility), unless there is an event of default including default on the Credit Agreement, at which point the holder may declare all amounts due immediately. The Secured Lender was also entitled to a closing fee equal to 12.0% the principal amount of the borrowings under the Secured Facility, which was paid in full on the closing date. In addition, Protected agreed to reimburse the Secured Lender for its reasonable and documented costs expenses incurred in connection with the negotiation, documentation and execution of the Secured Facility.

Incentive Plans

Refer to Note 14—STOCK-BASED COMPENSATION.

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

During the quarter ended December 31, 2022, we realigned our reporting structure due to changes in management such that our Search and Applications reporting unit became part of the Publishing and Lead Generation reporting unit and the new reporting unit was renamed Owned and Operating Advertising. Based on our annual impairment assessment as of December 31, 2022, we determined that the goodwill attributable to Owned and Operating Advertising of $26,200 was fully impaired. The fair value of our Partner Network reporting unit exceeded its carrying amounts by 9% as of December 31, 2022.

As of December 31, 2022, all our goodwill relates to our Partner Network unit. Goodwill associated with the Partner Network was $82,407 as of December 31, 2022. Any further deterioration in key assumptions or changes in the macroeconomic environment, including further interest rate increases, could adversely impact the fair value of these reporting units and could result in an impairment charge in the future. The Company applied a hypothetical sensitivity analysis by increasing the discount rate used in the valuation of the Partner Network reporting unit by 100 basis points as of December 31, 2022. An increase in the discount rate would result in the estimated fair value of the Partner Network reporting unit decreasing by approximately 7%. The fair values of the reporting unit would continue to exceed its carrying amount, though the excess of the fair value over the carrying amount would be reduced to approximately 1%.

During the nine months ended September 30, 2023, we performed a quantitative assessment for impairment on our Subscription Reporting Unit which qualified as held for sale as of September 30, 2023. As a result, an impairment charge of $115,483 was recorded in discontinued operations during the three months ended September 30, 2023. Refer to Note 15 — DISCONTINUED OPERATIONS for additional information. Management determined no triggering events in the Partner Network reporting unit as of September 30, 2023 were present, and accordingly, no quantitative assessment for impairment was required.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations, journal entries, and the identification of asset groups and (ii) maintaining appropriate segregation of duties. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the consolidated financial statements, including the statement of cash flows.
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

These material weaknesses resulted in immaterial adjustments to stock-based compensation expense and accrued expenses and other current liabilities accounts of the financial statements of System1, Inc. as of March 31, 2022 and for the successor period from January 27, 2022 to March 31, 2022; as of June 30, 2022 and for the successor periods for the three months ended June 30, 2022 and from January 27, 2022 to June 30, 2022; and as of September 30, 2022 and for the successor periods for the three months ended September 30, 2022 and from January 27, 2022 to September 30, 2022; as of December 31, 2022 and for the successor periods for the three months ended December 31, 2022 and from January 27, 2022 to December 31, 2022; as of and for the three months ended March 31, 2023; as of and for the three months ended June 30, 2023, and as of and for the three months ended September 30, 2023; all of which were recorded prior to the issuance of these condensed consolidated financial statements.

Further, these material weaknesses resulted in immaterial adjustments to related party loan fee payable, related party loan, cash and cash equivalents and restricted cash as of June 30, 2023 as well as cash flows from operating and financing activities of System1, Inc. as of March 31, 2023 and for the three months ended March 31, 2023, as of June 30, 2023 and for the six months ended June 30, 2023, and as of September 30, 2023 and for the nine months ended September 30, 2023, and to intercompany interest expense as of September 30, 2023, all of which were recorded prior to the issuance of these condensed consolidated financial statements.

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

We continue to execute our remediation plan, consisting of the following:

•Hiring additional senior level accounting personnel with applicable technical accounting knowledge, training and experience in accounting matters, supplemented by third party resources;
•Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties;
•Engaged an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission;
•Engaged third-party experts to assist with the preparation of technical accounting analyses and valuations associated with business combinations and divestitures;
•Designing and implementing controls related to accounting for acquisitions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, tax impacts, and ongoing recording of the financial statement results of the acquired businesses;
•Designing and implementing formal accounting policies, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/losses for intercompany transactions, appropriate determination of asset groups for impairment consideration and classification and presentation of accounts and disclosures, including the statement of cash flows;
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

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of September 30, 2023.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may have difficulty successfully completing divestitures or exiting businesses.

As previously reported, we announced that we had received a non-binding indication of intent from Just Develop It Limited regarding a potential acquisition of Protected, the Company’s subscription business, consisting of $240 million in cash, the redemption or repurchase of approximately 29.1 million shares of Class A Common Stock and certain other assumptions or cancellations of earnout payments in respect of Protected. A divestiture of Protected could result in difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees and customers. A divestiture of Protected may be subject to the satisfaction of pre-closing conditions as well as to obtaining necessary regulatory approvals, which, if not satisfied or obtained, may prevent us from completing the disposition, whether or not the disposition has been publicly announced. A divestiture of Protected may also involve continued financial involvement in the divested assets and businesses, such as indemnities or other financial obligations, including continuing obligations to employees, in which the performance of the divested assets or businesses could impact our financial position and results of operations. Further, such divestiture may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. Any sale of our assets could result in a loss on divestiture. Any of the foregoing could adversely affect our financial condition and results of operations.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As previously reported, starting in the third quarter of 2022 and continuing into 2023, we have experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. In response to these conditions, we entered into the 2023 Revolving Note with related parties for $20,000, which was expected to provide us with sufficient liquidity to manage through the current business environment. However, subsequent to the quarter ended June 30, 2023, we experienced increased customer acquisition costs in addition to the loss of a significant Network Partner, both of which have further negatively impacted our future cash forecasts, and could negatively impact our compliance with certain covenants in our Credit Agreement providing for the Term Loan and the 2022 Revolving Facility. As of September 30, 2023, we had cash on hand of $4,853, an accumulated deficit of $646,242 and cash outflows from operations of $5,908 for the nine months ended September 30, 2023. We have principal and interest payments due of approximately $15,000 per quarter. As of the date of this filing, we have no remaining available capacity under the 2023 Revolving Note.

The declining cash flows and financial performance raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. We have both developed and implemented plans to improve our liquidity. Our implemented plans include the restructuring of the CouponFollow Holdback Amount in September 2023 through the issuance of a $5,156 note and obtaining the Onyx and OpenMail2 debt financings for $10,000 and $2,500, respectively (refer to Note 13—RELATED-PARTY TRANSACTIONS) in October 2023, entering into a factoring agreement in November 2023 for an initial $5,000 (refer to Note 16 – SUBSEQUENT EVENTS) as well as implementing a significant reduction in headcount in both the second quarter of 2023 and in early September 2023, resulting in approximately $14,500 of annualized savings. Our developed plans include the sale of Total Security Limited ("Protected"; formerly Protected.net Group Limited) (refer to Note 15—DISCONTINUED OPERATIONS), which we anticipate will result in significant cash inflows. As announced in our press release on September 6, 2023, we received a non-binding indication of intent from JDI to acquire Protected for $240,000 in cash as part of the consideration. However, until we have executed a definitive sale agreement, we cannot provide assurances that the sale will be finalized on acceptable terms or at all. To the extent our financial performance does not improve or our plans are not successful or finalized, we may have insufficient available cash balances to fund our operations for the remainder of the calendar year. Additionally, if we are unable to satisfy certain covenants under the Credit Agreement (refer to Note 9—Debt, net), this could constitute an event of default and provide the administrative agent on behalf of the lenders the ability to immediately call the outstanding principal balances of the Term Loan and 2022 Revolving Facility, with cross default provisions with the 2023 Revolving Note, Promissory Note, Term Note and Secured Facility (refer to Note 13 – RELATED PARTY TRANSACTIONS) and the Receivables Purchase Agreement (refer to Note 16 – SUBSEQUENT EVENTS. In the event of a default, including the aforementioned cross defaults, there can be no assurance that we will be able to continue as a going concern, which will force us to delay, reduce or discontinue certain aspects of our business strategy. Accordingly, we believe that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In August 2022, the Board authorized up to $25,000 for the repurchase of our Class A common stock and Public Warrants. During the quarter ended September 30, 2023, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of September 30, 2023, we had $23,878 available under this authorization remaining.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Receivables Purchase Agreement

On November 8, 2023, System1 OpCo LLC (a subsidiary of S1 Holdco) entered into an agreement with OAREX Funding, LLC (the “Factor”) for the purchase and sale of accounts receivable related to its advertising business (the “Receivables Purchase Agreement”). Based on the terms of the agreement, the Factor advances up to 80% of transferred customer receivables and holds the remaining as a reserve until the customer pays the Factor. The initial maximum advance amount is $5,000 with the potential to increase the maximum amount to $20,000 (upon approval from the Factor’s lender). These reserves are remitted to the Company upon customer payment, less applicable discount fees. The Company is initially charged 1.3% of the advance amount for each invoice purchased for the first 30 days after the purchase date of the receivable and 0.43% on the face value for every subsequent 10-day period or portion thereof until the transferred receivable is collected. As collateral securing the amounts owed to the Factor, the Company grants the Factor a continuing first priority security interest in all purchased accounts receivable and any related payments. This factoring agreement is effective for an initial 12-month period and continues for additional 12-month periods until terminated through release from the Company after repayment of all amounts owed to the Factor or earlier under occurrence of certain events of default, including default of the Term Loan and 2022 Revolving Facility. As of the date of issuance of these financial statements, $5,000 is the maximum advance amount with no amounts advanced. The Company is currently evaluating the accounting impact of this arrangement.

A copy of the Receivables Purchase Agreement is attached as Exhibit 10.6 to this Quarterly Report and is incorporated herein by reference. The disclosure as set forth above is intended to be a summary only and is qualified in its entirety by reference to the Receivables Purchase Agreement.

Item 6. Exhibits

			Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.		Description	Form	File No.	Exhibit	Filing Date
2.1(a)		Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021
	0
2.1(b)		Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)		Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)		Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

3.1		Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2		Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

4.1		Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

10.1		Revolving Note, dated April 10, 2023, by and between Lone Star Friends Trust, Cee Holding Trust, and Orchid Merger Sub II, LLC	8-K		10.1	4/12/2023

10.2		Senior Unsecured Promissory Note, dated September 6, 2023, by and between System1 Opco, LLC and Marc Mezzacca	8-K		10.1	9/12/2023

10.3		Term Loan Note, dated October 6, 2023, by and between Openmail2, LLC and Orchid Merger Sub II, LLC	8-K		10.1	10/12/2023

10.4		Secured Facility Agreement, dated October 6, 2023, by and among Onyx Asset Finance Limited and Total Security Limited	8-K		10.2	10/12/2023

10.5		Debenture relating to Total Security Limited, dated October 6, 2023, by and among Total Security Limited and Onyx Asset Finance Limited	8-K		10.3	10/12/2023

10.6		Receivables Purchase Agreement, dated November 8, 2023, between System1 OpCo, LLC (and its wholly-owned subsidiaries signatory thereto) and OAREX Funding, LLC					X

31.1		Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*		Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*		Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

System1 Inc.

Date: November 9, 2023	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: November 9, 2023	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer