Form 10-K
period 2023-12-31
System1, Inc.
filed 2024-03-15
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $118,737,000 (based on the closing price for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date). Shares of common stock held by each executive officer, director, and holders of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

As of March 8, 2024, there were 68,420,666 shares of Class A common stock, $0.0001 par value per share, and 21,203,676 shares of Class C common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders to be filed by April 29th 2024. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in this Annual Report on Form 10-K titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•The ability to maintain our key relationships with network partners and advertisers, including our monetization arrangements;
•The ability to collect, process, effectively utilize and safely store the first party data that we obtain through our services;
•The performance of our responsive acquisition marketing platform, or RAMP;
•Changes in customer demand for our services and our ability to incorporate to such changes;
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
•Changes in applicable laws or regulations impacting the business which we operate and our ability to maintain compliance with the various laws that our business and operations are subject to;
•The ability to protect our intellectual property rights; and
•Other risks and uncertainties indicated from time to time in our filings with the SEC, including those described herein under the heading “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a rapidly evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements contained in this Annual Report on Form 10-K will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K, along with our other filings with the Securities and Exchange Commission ("SEC"), completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

•We have a limited operating history, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
•Our revenue is tied to the effectiveness and performance of our responsive acquisition marketing platform (RAMP).
•A meaningful portion of our revenue is attributable to our agreements with Google, and therefore is subject to its practices, policies and requirements, which evolve over time as the industry changes.
•We rely on large-scale acquisition marketing channels, such as Google, Facebook, Zemanta, Taboola, and TikTok, as well as our network partners, for a significant portion of our consumer Internet traffic.
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
•Operational and performance issues with our RAMP platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, financial condition and operating results.
•We operate in a highly competitive environment. If we fail to innovate and make the right investment decisions in our offerings and RAMP platform, we may not attract and retain advertisers or network partners, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenue and results of operations to decline.
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

•Unfavorable global economic conditions, including as a result of health and safety concerns related to a public health crisis, could adversely affect our business, financial condition or results of operations.
•We may experience outages and disruptions on RAMP, our websites and other software products if we fail to maintain adequate security and supporting infrastructure as we scale our businesses and service offerings, which may harm our reputation and negatively impact our business, financial condition and operating results.
•We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract consumers to our owned & operated websites and have them successfully convert into sales for our advertisers. If we are unable to drive consumer traffic cost-effectively, or if there is a decline in the supply of media available through these websites, our business and financial results may be harmed.
•We depend on third-party website publishers for a significant portion of our visitors, and any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.
•Our failure to meet content and referral source standards and provide services that our advertisers and inventory suppliers trust could harm our brand and reputation and negatively impact our business, financial condition and operating results.
•If the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, financial condition and operating results could be harmed.
•Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our business model or how our RAMP platform functions, which may have a material adverse effect on our business and service offerings.
•In certain circumstances, we typically collect and store IP addresses, other device identifiers (such as unique mobile application identifiers) and email addresses, which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation.
•Our success depends, in part, on our ability to collect, process and use first-party data about our end users. If that access is restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices and/or web browsers, or our ability to use this type of data to continue to optimize RAMP is otherwise restricted, our performance may decline and we may lose advertisers and revenue.
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
•We may redeem your unexpired Warrants prior to when holders seek to exercise them,which may be at a time that is disadvantageous to you, thereby making your Warrants worth less than what you paid for them.

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

Overview

We operate an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire end-users, RAMP allows us to monetize these acquired users through our relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP also allows third party advertising platforms and publishers (“Network Partners”) to send user traffic to, and monetize user traffic on, our owned and operated websites or through our monetization agreements. RAMP operates across our network of owned and operated websites, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Facebook, Zemanta, Taboola, and TikTok.

Through RAMP, we process approximately 187 million daily advertising campaign optimizations and ingest over 7 billion rows of data daily across approximately 40 advertising vertical categories as of December 31, 2023. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization [rates] and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

Our business was originally founded in 2013 with a focus on monetizing user traffic acquired by our Network Partners. Since launching, we have expanded to support additional advertising formats across numerous advertising platforms, and have acquired several leading websites, enabling us to control user acquisition and experience, and monetize user traffic on our behalf via our network of owned and operated websites. Today, we own and operate approximately 40 websites, including leading search engines like info.com and Startpage.com, and publishing digital media sites and utilities such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

Our primary operations are in the United States, and we also have operations in Canada and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, data privacy laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls and exposure to currency exchange fluctuations. We do not engage in hedging activities to mitigate our exposure to fluctuations in foreign currency exchange rates.

The Trebia Merger

On June 28, 2021, we entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (“Business Combination Agreement”) by and among us, S1 Holdco and Total Security Limited, formerly known as Protected.net Group Limited (“Protected”). On January 26, 2022 (“Closing Date”), we consummated the business combination (“Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company was organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco, and our combined business continues to operate through the domestic and foreign subsidiaries of S1 Holdco. Additionally, following the Merger, Trebia’s ordinary shares and Public Warrants ceased trading on the New York Stock Exchange (“NYSE”), and System1 Inc.s Class A common stock, $0.0001 par value per share (“Class A common stock”) and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger was a combination of cash, Class A common stock, Class C common stock, $0.0001 par value per share ("Class C common stock") and, with respect to unvested equity S1 Holdco equity awards of the Closing Date, a combination of restricted stock units in System1 and cash awards. The aggregate consideration under the Business Combination Agreement was $440.2 million of cash and $411.5 million of equity of System1. Additionally, the aggregate Class B units in S1 Holdco retained by S1 Holdco equity holders at the Closing Date resulted in a non-controlling interest with an estimated value of $198.7 million.

Sale of Protected

On September 6, 2023, we announced that we had received a non-binding indication of intent from Just Develop It Limited (“JDI”), one of our significant shareholders, which is principally owned and managed by certain members of the Protected management team, related to the potential acquisition of Protected, which operates our subscription business. Subsequently, on November 30, 2023, we completed the sale of Protected, pursuant to the terms of a share purchase agreement (“Share Purchase Agreement”). Pursuant to the Share Purchase Agreement, the purchasing parties acquired all of the outstanding preference and ordinary shares of Protected (“Protected Disposition”) for total consideration comprised of: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value $0.0001 per share, owned by JDI and other entities and individuals affiliated with the purchasing parties and (c) confirmation from JDI, Protected and the Protected CEO that the financial performance benchmarks related to certain contingent earnout payments based on the future performance of Protected’s business in an aggregate amount of up to $60.0 million included in the Business Combination Agreement, will, as a result of the Protected Disposition, no longer be achievable.

Refer to Note 3, Merger and Note 19, Discontinued Operations of our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Our Industry

Today, brands and advertisers seeking to effectively reach their target consumers or target audience are confronted by significant operational and systemic challenges. Legacy mediums, including print, television and radio, represent a smaller and shrinking portion of total media consumption than they have historically, as digital media formats, in particular those best served by mobile devices, have proliferated. Spending on global digital advertising has grown rapidly, reaching an estimated $555 billion in 2022, and is projected to grow to an estimated $744 billion in 2026. Additionally, spending on global digital advertising accounted for approximately 67% of total global advertising spend in 2022, a percentage that is expected to grow to almost 72% in 2026, continuing a steady trend of supplanting traditional advertising models to support bands and advertisers’ customer acquisition efforts.

Digital marketing has become an increasingly complex ecosystem due to several trends. These trends include the rapid diversification of digital platforms, changing consumption behaviors, ever-evolving and more sophisticated advertising networks and ad exchange platforms, increasing audience fragmentation, shorter attention spans, rapidly changing technology infrastructure and a greater regulatory and audience focus on consumer and data privacy considerations by regulators and consumers. As a result, advertisers continue to struggle to efficiently identify and market to high quality audiences that drive strong and consistent return on advertising spend. Since consumer demand is cyclical, constantly evolving and difficult to identify, marketing strategies are often tied to particular channels or verticals, which in turn makes identifying intent-driven consumer demand at the appropriate decision point a challenge for advertisers. We believe we are well positioned to address these challenges and match consumer demand with the appropriate brand in a given advertising category vertical, regardless of seasonality or economic cycle.

Some of the key industry trends include:

Advertisers Have Significantly Shifted Their Budgets from Traditional Media to a Diverse Array of Digital Channels. Media content and advertising is increasingly consumed via digital channels or on digitally connected devices due to rapid advances in technology, increasing distribution channels and changes in consumer behavior. This shift has facilitated an unprecedented array of options for advertisers to better direct and measure the effectiveness of their advertising campaigns across media channels and device-types in real time. This seismic shift in and across digital advertising has placed a significant premium on advertising decisions that are based on actual consumer behavior combined with temporal data. We believe that the digital advertising market will continue to grow and evolve rapidly, and that advertisers will shift more of their advertising spend to these quickly evolving digital media channels.

Better Execution Against Highly Fragmented Audiences. As digital media channels grow and consumption patterns change, highly fragmented audiences make it challenging to consistently reach a large relevant audience. Media consumption is becoming more individualized and fragmented, as the audience spends more time on an increasing number of personal devices while deciding what media to consume and when they consume it, including what products and services they may be searching information for, rather than having those choices made for them in on large legacy platform (i.e. linear television, radio, print media) to a single large audience. Both trends contribute to the ever-increasing demand from advertisers for programmatic advertising platforms that integrate options to buy advertising and provide data on how to optimize the financial returns of an ad campaign.

Top Digital Advertisers Are Transitioning Budgets to Performance-Based Models Where Data and Analytics Drive Decision Making. The shift to digital performance-based advertising models can be explained by mounting pressure on bands and advertisers (and their agencies) to demonstrate tangible results against their advertising efforts, and the corresponding shift of advertising budgets to distribution channels that facilitate the ability to better monitor results in real time. We have designed and built RAMP to specifically address this constantly evolving landscape. Through our portfolio of owned and operated websites, we have access to valuable first party intent data, which our platform combines with real-time feedback on the intent-driven consumer’s interaction with rendered ads, thereby increasing the value of user traffic sent to advertisers and the publishers on which such advertisements are displayed.

Automation of Ad Buying. The growing complexity and increasing high frequency speed of digital marketing and advertising decisions has significantly increased the need for constant and quicker automation. Technology that enables fast, accurate and cost-effective decision-making through computer algorithms that use extensive (and iterative) data sets has become critical for the long-term success of digital advertising campaigns. By using programmatic inventory buying tools, advertisers automate their campaigns in order to provide them with better price discovery on an impression-by-impression basis. As a result, advertisers are able to efficiently bid on and purchase the advertising inventory they value the most, pay less for the inventory they do not value as much, and abstain from buying advertising inventory that does not fit their campaign parameters or reach their target audience.

Regulatory and Audience Focus on Consumer & Data Privacy. Both digital audiences and consumer focused regulatory bodies and agencies are becoming increasingly focused on consumer and data privacy, including the collection, processing, tracking and/or sharing of users' personal data or [consumer behavior/consumption habits] as advertisers, marketing partners and publishers place a premium on high-quality consumer intent data. Governing bodies throughout the United States (including state and local governments), the European Union and other jurisdictions continue to respond to these growing consumer concerns by proposing and enacting new laws and regulations that are reshaping industry standards regarding consumer privacy, data protection and information security. As advertisers, marketing partners and publishers seek to remain compliant with this evolving regulatory landscape, while avoiding the reputational and financial costs of potential investigations or fines, financial penalties or private actions, first party data regarding intent or trending topics (i.e. consumer intent and related data properly collected and used directly by the party offering the service or media content) becomes increasingly more valuable. Our owned and operated search engines and publishing websites are able to provide valuable anonymized and aggregated proprietary first party data related to search intent data that is properly collected and processed, and then leveraged an optimized through RAMP.

Our Opportunity

Traditional advertising agencies are focused on creative services and allocating large advertising budgets across media platforms, but are often not as sophisticated in deploying the cutting-edge technology necessary to deliver responsive or intent-driven customers. While advertising consultants provide strategic advice, they are limited in their ability to deliver actual customers. Advertising buying platforms are not able to offer our data-science and algorithmic driven optimization which we use to improve real-time bids. Most digital marketing providers are confined to a few forms of monetization, such as lead generation or display advertising services, and are not typically agnostic as to which method of monetization they employ or advertising category vertical reached. We believe we offer a differentiated platform, as we are both channel and monetization-method-agnostic. We offer transparent measurement and real-time monitoring of return on advertising spend at a detailed level, which allows for purchase and sale decisions to be based on predictive modeling in order to drive superior results for our various advertisers.

Our Business Model

We initially began as a monetization platform that connected user traffic acquired by our network partners with advertising demand from our advertisers and advertising networks. We have significantly expanded the scope of our platform through organic growth, strategic acquisitions and the continuous development and integration of RAMP into our service offerings, which enables us to control user acquisition, consumer experience and monetization across all traffic sources of our platform. RAMP is integrated with and deployed across our owned and operated search engine and digital media publishing websites and utilities, while supporting and utilizing multiple advertising formats across monetization channels, which has allowed us to accelerate our growth through the integration of multiple websites over the past several years.

Attracting and Monetizing User Traffic through Our Owned and Operated Websites—We own and operate approximately 40 websites, including search engines, digital publishing websites and web utilities/apps across a variety of categories, including health, mapping, how-to, general interest, finance, business, technology, travel and automotive, and utilize RAMP to efficiently produce and distribute content to these properties that is both data-driven and engaging. We simultaneously work with different acquisition marketing channels to acquire user traffic to our properties, where we deploy RAMP to efficiently match real-time consumer intent with our own services, or direct them to advertisers that seek to bid for the ability to interact with these consumers.

Monetizing User Traffic for Our Network Partners—We also monetize user traffic on behalf of our more than 200 network partners, which include Yahoo!, WebMD and Publisher’s Clearing House. These network partners direct their acquired traffic through RAMP in exchange for a share of advertising revenue generated through the platform. In 2023, we processed over 2.7 billion network partner sessions.

Our Proprietary Assets

At the core of our business is our proprietary Responsive Acquisition Marketing Platform, or RAMP. RAMP’s predictive power is continually informed, optimized and enhanced by the following:

Owned and Operated Websites—We own and operate a diversified portfolio of websites where we are able to effectively acquire user traffic across channels and then present relevant offers or advertisements to the audience. Our platform analyzes various user interactions, develops a comprehensive view of the customer’s intent in real time and enables advertisers to maximize return on their spend. The first party intent data that we are able to capture from our owned and operated search and digital media sites is a differentiated element of our platform enabling more informed and targeted decision-making in the bid parameters that we use for our own traffic acquisition efforts and provide to our network partners.

System1’s Focus on First Party Data—In addition to acquiring extensive amounts of our user traffic via RAMP, upon reaching our websites, RAMP utilizes its proprietary access to our first party data in order to further qualify consumer intent and offer the most appropriate user experience and most effective monetization. We are able to combine this iterative dataset with historical information on ad spend across advertising categories, content and ad-creative automation, which is used to optimize monetization performance in order to provide a closed-loop view of the customer and advertising ecosystem. We have built a robust and valuable asset consisting of proprietary first party data that is continuously enhanced based on more than 570 million distinct search queries that run through RAMP each a month. This valuable first party data is used by RAMP to optimize specific consumer audiences based on millions of precedent interactions, and allows us to provide our clients with deeper insights into consumer habits as they continue to interact with our owned and operated websites.

Marketing Partner Integrations—RAMP is seamlessly integrated with leading acquisition marketing channels, such as Google, Facebook, Zemanta, Taboola, and TikTok. This technical integration allows us to continuously optimize our advertising campaigns and bids on a real-time basis, where RAMP processes over 187 million campaign optimizations per day.

Our Strengths

We believe that we are well positioned to continue to deliver high performance marketing solutions, including in the delivery of optimized bids and higher return on advertising spend, through the following strengths:

Proprietary Technology—The technology powering RAMP is designed to provide a dynamic closed-loop platform that operates efficiently at scale, while optimizing in real-time across several key digital advertising considerations, including dynamic ad pricing, consumer intent and historical user interaction with relevant ad content. The key components of RAMP include our programmatic buying platform, ad media interface, dynamic content and monetization serving, real-time revenue attribution, machine learning and data science algorithms, and back-end reporting systems. As a result of the seamless integration of these proprietary technologies, we are able to continually improve performance as we incorporate additional data and product enhancements.

Omni-Vertical and Monetization Agnostic Service Offering—RAMP is designed to work across vertical consumer categories, efficiently leveraging consumer intent data matched to advertiser demand on a real-time basis. RAMP is also integrated with multiple forms of monetization, facilitating display and search advertising, lead generation, video, e-commerce and subscriptions. We believe that our RAMP platform adds significant value across the entire digital marketing landscape.

Substantial First-Party Data Consumer Information—In 2023, we processed over 6.6 billion total sessions. As a result, we process significant amounts of data (across search queries and decision-making behavior) from consumers, including first party intent-based data, that is combined with data on how consumers respond to different types of ad content, creatives and formats. This aggregated and anonymized data is leveraged within our platform, so that it can be analyzed and iteratively enriched as consumers return to our websites and continue to interact with rendered advertisements. When this data is fed into our data science and machine learning algorithms, it becomes a powerful tool for identifying new monetization opportunities and increasing return on advertising spend.

Proven M&A Experience—We seek out complimentary or ancillary businesses where we can benefit from identified synergies through our industry expertise, significant acquisition experience and in-house strategies to seamlessly integrate targets onto our RAMP platform. We have historically evaluated acquisition opportunities along several key criteria, including building strong brands in a broad group of advertising verticals, diversifying monetization capabilities, developing and augmenting new user acquisition channels, accelerating international growth and opportunities for expansion of our owned and operated properties.

Experienced Management Team—Our management team is founder-led, with a deep bench across product, engineering, business & corporate development and compliance, with significant experience in digital advertising and publishing.

Our Growth Strategies

We believe RAMP can be efficiently deployed across the quickly evolving and rapidly expanding digital advertising market. As the total available market for digital advertising expands, we believe we are well-positioned to deliver superior results and performance to advertisers and our network partners through our extensive relationships with leading advertisers and advertising networks, and to better direct consumers to the products or services that match their intent.

Our goal is to continually improve and extend the scope of RAMP by continuing to evolve and adapt to the ever-changing landscape of new sources of online user traffic, better monetization tools and growing areas of advertising demand. To achieve this goal, we intend to continue to grow our business by pursuing the following growth strategies:

Grow Existing Business Lines. We plan to expand the number of advertising partners that are utilizing or integrated with RAMP by continuing to attract and monetize users with commercial intent through our owned and operated web properties in high value vertical consumer categories. We will also continue to monetize users on behalf of our network partners.

Continue Executing Strategic Acquisitions. We believe that we operate in a target-rich environment for strategic acquisitions that will enhance RAMP and add to our portfolio of owned and operated websites and web-utility offerings. By continuing to execute on our successful track-record of identifying, evaluating, executing and integrating M&A targets, we believe that we will be able to continue integrating new acquisitions into our overall business strategy to enhance RAMP and expand the diversity and scope of our owned and operated properties.

Our websites cover a diverse range of consumer demand and traffic. For example, MapQuest is a web-based navigation service that delivers turn-by-turn direction guidance to users. Info.com is a metasearch engine that consumers can use to search for relevant information. HowStuffWorks is a commercial website focused on helping people solve problems in their daily lives by using various types of digital media to easily breakdown and explain complex concepts, topics, terminology and mechanisms. Startpage is the world’s most private search engine, allowing our users to browse and search the Internet in complete privacy. CouponFollow is one of the largest coupon destinations for online shoppers.

Our Human Capital

We believe that our values of support, teamwork, individuality, ownership, impact and improvement have been an important factor of our overall success. Behind all our innovations are the talented people around the world who bring them to life. To continue to produce such innovations, we believe that it is crucial that we continue to attract and retain top talent. We strive to make System1 a diverse and inclusive workplace, where our people feel they belong, with opportunities for our employees to grow and develop their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. To ensure we live our values, and our culture stays unique and strong, our board of directors (the "Board" or the "Board of Directors") and executive team have put significant focus on our human capital resources.

As of December 31, 2023, we had approximately 300 full-time employees in 3 countries. Regionally, North America and the rest of the world make up approximately 99% and 1% of our workforce, respectively.
Diversity and Inclusion

We are committed to fostering a culture of diversity, inclusion and belonging in which all employees are empowered to bring their whole, authentic selves to work every day. At System1, we believe in the people who work for us, and as part of our investment in our people, we prioritize diversity and inclusion. Our goal is to create a culture where we value, respect, and provide fair treatment and opportunities for all employees. We regularly conduct employee surveys to give employees the opportunity to provide feedback on our culture and direction. This survey is managed by a third-party vendor to encourage candor and solicit feedback on many aspects of engagement, including company leadership, culture, inclusion, and career development. Our leaders review the survey feedback and work with their teams to take action based on survey results.

We demonstrate this commitment through a comprehensive strategy that combines education, celebration, matching donations to the community, diversifying our talent, and creating forums for internal dialogue and listening. Our global leadership team is approximately 67% male and 33% female.

Talent Development

Despite our rapid growth, we still cherish our roots as a startup and our company culture of ownership. We empower employees to develop their skills and abilities by acting on great ideas regardless of their role or function, which translates into personal investment in building our organization. We work to foster an environment where talented individuals and teams can thrive in fulfilling careers.

To set our global team up for success, we define key core competencies for roles that are aligned to our values and extend to all levels of leadership regardless of experience and role. We encourage everyone to create individual development plans leveraging competency frameworks tied into their chosen career path, outlining a specific plan and actions to increase proficiency or learn new skills. We seek to provide a wide range of learning and development opportunities in both individual and group settings with formal, social and experiential learning.

Compensation and Benefits

We provide compensation and benefits programs to help meet the needs of our employees and reward their efforts and contributions. We seek fairness in total compensation with reference to external comparisons, internal comparisons and the relationship between management and non-management compensation.

In addition to salaries, we provide competitive compensation programs commensurate with our industry peers. Such compensation and benefit programs may include short term incentives, equity awards, 401(k) plans with employer matching, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs and tuition assistance, among many others. Such programs and our overall compensation packages seek to facilitate retention of key personnel.

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

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing and spending habits. Historically, the fourth quarter of the year reflects our highest level of advertising activity, while the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the industry as a whole.

Our Competition

Our industry is highly competitive and fragmented. We compete with other demand-side platform providers, some of which are smaller, privately-held companies and others that are divisions of large, well-established companies such as Google and Microsoft. We believe that we compete primarily based on the performance and capabilities of our RAMP platform and our significant focus on the buy-side market. We believe that we are differentiated from our competitors in the following areas:

•we are an independent technology company focused on serving advertisers on the buy-side of our industry;

•our network partner and advertising relationships are primarily based on the quality of our traffic, where our long-term success is determined by the quality and performance of our users for our advertising partners relative to our competition;

•our platform provides comprehensive access to a wide range of inventory types across multiple advertising verticals; and

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

Collection and Use of Data; Privacy and Data Protection Legislation and Regulation

We and our partners currently use pseudonymous data about Internet and mobile app users directed to our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to end users based on their geographic locations, the type of device they are using, their interests as inferred from their Internet search queries, web browsing or app usage activity or their previous relationships with our partners. Such data can be passed to us from various third parties, including device type original equipment manufacturers and application providers and publishers. We do not use this data to discover the identity of individuals, and we currently prohibit partners, data providers and inventory suppliers from importing data onto our ad buying platform that directly identifies individuals, though we do allow partners to share some directly identifying information, such as phone number and email addresses, with us for purposes of transforming that information into pseudonymous identifiers to use on our platform.

Our ability, like those of other advertising technology companies, to collect, process, augment, analyze, use and share data relies, in part, upon the ability to identify devices across websites and applications, and to collect and process data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. In many instances, the technology necessary to identify devices and users interactions with content, ads, applications or utilities on such devices are governed by U.S. and foreign laws and regulations, and our ability to utilize such information is dependent upon their implementation within the digital ad industry ecosystem. Such laws, regulations and industry standards may change from time to time, including those relating to the level of consumer notice, consent and/or choice required when a company employs cookies, pixels or other similar electronic identifiers or tags to collect, process and share data about users online interactions.

In the United States, both federal and state legislation govern activities such as the collection and use of personal data, and privacy matters impacting the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual state governments. Much of the federal oversight on digital advertising in the United States currently comes from the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. However, there is increasing consumer concern over data privacy and the use of personally identifiable information in recent years, which has led to a myriad of new and proposed legislation both at the federal and state levels, some of which has affected and will continue to affect our operations and those of our industry partners. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data.

The CCPA created individual data privacy rights for consumers in the State of California (including rights to deletion of and access to, as well as rights to opt-out of the collection of, personal information), special rules on the collection of consumer data from minors, new notice obligations and new limits on, and rules regarding the collection, processing and “sale” of personal information (interpreted by many to include common digital advertising practices). The CCPA also includes a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations related to data breaches. There also have been many class action lawsuits filed invoking the CCPA outside of the private right of action provided for by the law, and it is unclear at this point whether any of these claims will be accepted by the courts. In addition, the California Privacy Rights Act (the "CPRA") (which amends and further implements the CCPA), as well as similar laws which have recently gone into effect in Virginia, Colorado, Connecticut and Utah, impose additional notice and opt out obligations in the digital advertising ecosystem, including an obligation to provide a prominent opt out for behavioral advertising. Additionally, similar laws have been passed or are being considered in other states, which may impose additional restrictions on us and on our industry partners. It is difficult to predict with certainty the full effect of these recently passed or pending laws and their implementing regulations on the Internet and advertising industries as a whole.

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

This growing set of privacy regulations has created intense scrutiny regarding Interest-based advertising, or the use of data to draw inferences about a consumer’s interests and delivering relevant advertising to that consumer, by legislative, regulatory, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on consumer protections and data privacy. In particular, much of this scrutiny has focused on the use of cookies and other tracking technologies that are used to collect or aggregate information about consumers’ online browsing and mobile app usage activity. For example, as the collection and use of data for digital advertising has increasingly received negative media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a universally accepted “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked and shared across websites or devices. The CPRA and new Colorado consumer privacy law similarly have been interpreted to require the use of technical opt-outs for the sale and sharing of personal information for advertising purposes, and allow for rulemaking to develop these technical signals. If a universally accepted “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users, or if a “Do Not Track” or similar standard is imposed by additional states or by federal or foreign legislation, or is agreed upon by industry standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

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

We cannot be certain that we will be successful in addressing these and other challenges we may face in the future. If we are unable to do so, our business may suffer, our revenue and operating results may decline and we may not be able to achieve further growth or sustain profitability.

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

A meaningful portion of our revenue is attributable to our agreements with Google, and therefore is subject to its practices.

We have multiple services agreements with Google pursuant to which we display and syndicate paid listings provided by Google in response to search queries generated through some of our businesses. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as other search related services. For the year ended December 31, 2023, 85% of our total revenue was attributable to our agreements with Google.

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

Use of our technology solutions involves the storage and transmission of certain consumers’ information, including limited amounts of personally identifiable information. Security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation (including class action litigation) and remediation costs, as well as reputational harm, all of which could materially adversely affect our business and financial results. For example, unauthorized parties could steal our users’ names, email addresses, physical addresses, phone numbers and other information that we collect when providing referrals. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of the personal information we collect from advertisers.

Our websites and information systems are vulnerable to computer viruses, break-ins, phishing and/or impersonation attacks, attempts to overload our servers with denial-of-service or other hacking attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information. The security measures we use internally, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect against certain attacks. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems. Additionally, we may face delays in identifying or responding to security breaches or other security incidents. Further, outside parties may attempt to fraudulently induce employees, consumers or advertisers to disclose sensitive information in order to gain access to our information or consumers’ or advertisers’ information.

Any or all of the issues above could adversely affect our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our software products and/or visit our portfolio of websites, cause existing advertisers to stop using our platform and cancel their contracts or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability. Such issues may harm our business, results of operations and financial condition. In addition, we rely on third-party service providers to host or otherwise process some of such data, and any failure by a third party, or any other entity in our collective supply chain, to prevent or mitigate data security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to attack our information systems and data using means that have included viruses and phishing.

Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding security of such data are possible. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. As we expand our operations, we may also assume liabilities for data security breaches experienced by the companies we acquire.

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

We are subject to the terms of our privacy policies and privacy-related obligations to third parties. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may fail to do so, or it may be alleged that we have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers and advertisers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put consumer or advertiser information at risk and could in turn harm our reputation, business and operating results.

We rely on large-scale acquisition marketing channels, such as Google, Facebook, Zemanta, Taboola, and TikTok, as well as our network partners, for a significant portion of our consumer Internet traffic.

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

We intend to continue to grow our business, which will require additional capital to develop new features or enhance our platforms and portfolio of websites, create new software products, improve our operating infrastructure, finance working capital requirements, or acquire complementary businesses and technologies. We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our existing credit facility in an amount sufficient to fund our working capital needs. Accordingly, we may need to undertake or seek out additional equity or debt financings to secure additional capital. We cannot be certain that we would be able to locate additional financing on commercially reasonable terms or at all. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility, and we may therefore be at risk of default thereunder. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

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

We operate in a highly competitive environment. If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain advertisers, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenue and results of operations to decline.

We operate in intensely competitive markets that experience frequent technological developments, changes in industry and regulatory standards, changes in customer requirements and preferences, and frequent new product introductions and improvements by our competitors. Our future success also depends on our ability to effectively respond to evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions on a timely basis. We must constantly innovate and make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. If we are unable to anticipate or react to these continually evolving conditions, or if we make bad decisions regarding investments, we could lose market share and experience a decline in our revenue that could adversely affect our business and operating results. Additionally, if new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of RAMP and other software products and services that we provide.

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

In addition, advertising spend remains concentrated in traditional offline media channels. Some of our current or potential advertisers have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of online marketing may require a cultural shift among advertisers, as well as their acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. This shift may not happen at all or at the rate we expect, in which case our business could suffer. Furthermore, we cannot be certain that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, the success of our business may be limited, and our revenue may decrease.

Our results of operations may fluctuate significantly, which could prevent us from meeting our own expectations or security analysts or investor expectations.

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

Unfavorable global economic conditions, including as a result of political or social conflict or unrest or health and safety concerns related to a public health crisis, could adversely affect our business, financial condition or results of operations.

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of ongoing health and safety concerns from a public health crisis. For example, the recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by fears of war, such as the war between Russia and Ukraine, and the conflict in the Middle East involving Israel and Hamas and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn could result in a variety of risks to our business, including diminished liquidity, weakened demand for our software products, RAMP and related products and services or delays in advertiser payments. A weak or declining economy could also strain our media supply channels and reduce the demand for or rates paid for advertising by brands and marketers. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current global economic crisis and financial market conditions could adversely impact our business.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if other material weaknesses are identified, we may not be able to report our financial results accurately, prevent or detect material misstatements due to fraud or error, or file our periodic reports as a public company in a timely manner.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain effective controls to timely analyze and record the financial statement effects from complex, non-routine transactions, including acquisitions, dispositions, and post-

combination compensation arrangements. Specifically, we did not design and maintain effective controls over the application of US GAAP to such transactions, and, as it relates to acquisitions, did not design and maintain effective controls over (i) the review of the inputs and assumptions used in the measurement of assets acquired and liabilities assumed, including discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (ii) the tax impacts of acquisitions to the financial statements, and (iii) conforming of US GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over (i) the preparation and review of business performance reviews, account reconciliations journal entries, and identification of asset groups and (ii) maintaining appropriate segregation of duties. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the consolidated financial statements, including the statement of cash flows.
•We did not design and maintain effective controls over accounting for accrued liabilities, stock-based compensation and equity transactions, including accounting for non-controlling interest.
•We did not design and maintain effective controls over the accuracy and valuation of goodwill, including the allocation of goodwill to reporting units and the identification and measurement of goodwill impairment.

These material weaknesses resulted in the restatement of the Company's condensed consolidated financial statements: as of March 31, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and for the successor period from January 27, 2022 to March 31, 2022; as of June 30, 2022 and the predecessor period from January 1, 2022 to January 26, 2022 and the successor periods for the three months ended June 30, 2022 and from January 27, 2022 to June 30, 2022; and as of September 30, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor periods for the three months ended September 30, 2022 and from January 27, 2022 to September 30, 2022. These material weaknesses also resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended; as of March 31, 2021 and 2020 and for the three-month periods then ended; as of June 30, 2021 and 2020 and for the six-month periods then ended; and as of September 30, 2021 and 2020 and for the nine-month periods then ended. These material weaknesses also resulted in the revision to the consolidated financial statements for the period from January 27, 2022 to December 31, 2022 and each of the three quarterly periods in the years ended December 31, 2022 and 2023.

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

Our remediation plan consists of the following:

•Assessing the need of additional senior level accounting personnel with applicable technical accounting knowledge, training, and experience in accounting matters, and hiring the appropriately skilled resources, supplemented by third-party resources;
•Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls ensuring segregation of duties;
•Engaged an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission;
•Engaged third-party specialists to assist with the preparation of technical accounting analyses and valuations associated with business combinations, and ensuring adequate review by accounting personnel with applicable technical accounting knowledge, training, and experience in accounting for business combinations or dispositions;
•Designing and implementing controls to address the financial reporting risks over the accounting for dispositions, acquisitions and other complex, non-routine transactions, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, tax impacts, and ongoing recording of the financial statement results of the acquired businesses;
•Designing and implementing formal accounting policies with periodic reviews, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/losses for intercompany transactions, appropriate determination of asset groups for impairment consideration and classification and presentation of accounts and disclosures, including the statement of cash flows;
•Designing and implementing controls to address the financial reporting risks over accrued liabilities, stock-based compensation and equity transactions, including accounting for non-controlling interest;

•Designing and implementing controls to address the financial reporting risks over the accounting for complex financial instruments, including the earnings per share impacts;
•Designing and implementing controls to address the financial reporting risks over the accuracy and valuation of goodwill, including the allocation of goodwill to reporting units and the identification and measurement of goodwill impairment;
•Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of December 31, 2023.

If we continue to fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting continues to not be effective, it may adversely affect investor confidence in us and the price of our common stock.

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

As of December 31, 2023, the net carrying value of other intangible assets represented $379.4 million, or 63% of our total assets. Indefinite-lived intangible assets, such as goodwill, are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Finite-lived intangible assets totaling $297.0 million are amortized up to 10 years. Based on our annual goodwill impairment test in the fourth quarter of 2023, we determined our intangible assets were not impaired.

Due to adverse macroeconomic conditions and a broad weakening of consumer demand starting in the third quarter of 2022, we recorded goodwill impairment charges of $346.1 million during the third quarter of 2022. We recorded an additional impairment charge of $26.6 million in connection with our annual goodwill impairment test in the fourth quarter of 2022. If future operating performance were to fall below current projections or if there are material changes to management’s assumptions, we could be required to recognize additional non-cash charges to operating earnings for other intangible asset impairment, which could be significant.

We may experience outages and disruptions on RAMP, our websites and other software products if we fail to maintain adequate security and supporting infrastructure as we scale RAMP, websites and other software products, which may harm our reputation and negatively impact our business, financial condition and operating results.

We rely on our own and third-party computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). As we grow our business, we expect to continue to invest in IT systems, including data warehousing, network infrastructure and cloud-based services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our IT systems may require us to commit substantial financial, operational and technical resources, with no assurance that there will be a corresponding increase in our business. If we fail to respond to continuing technological changes or to adequately maintain, expand, upgrade and develop our IT systems in a timely fashion, our growth prospects and results of operations could be adversely affected.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists. The steps we take to increase the reliability, integrity and security of our platform, our software products, and our websites as they scale are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyber and ransomware attacks. Such cyber and ransomware attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, social engineering/phishing or the introduction of computer viruses or malware (including ransomware) into our IT Systems with a view to steal confidential or proprietary data or personal information. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data from our platform or other software products. We are also vulnerable to human or technological error, malicious code embedded in open-source software, misconfigurations, “bugs” or other vulnerabilities in our IT Systems or in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services and unintentional errors or malicious actions by persons with authorized access to our IT Systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform, websites and other software products. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges, which may harm our reputation and negatively impact our business, financial condition and results of operations. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or data can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

The market for talent in our key areas of operations, including California, Washington and Ontario, Canada where we have offices, is competitive. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards.

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

New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

•the liability of online service providers for actions by customers, including fraud, illegal content, spam, phishing, libel and defamation, hate speech, infringement of third-party intellectual property and other abusive conduct;

•other claims based on the nature and content of Internet materials;

•user data privacy and security issues;

•consumer protection risks;

•digital marketing aspects;

•characteristics and quality of services;

•our ability to automatically renew the premium subscriptions of our users;

•cross-border e-commerce issues; and

•ease of access by our users to our product offerings, including RAMP.

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

We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act and U.S. Travel Act, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the CPI by Transparency International, and increase our use of third parties, particularly internationally based network partners, our risks under these laws will increase. We adopt appropriate policies and procedures and conduct training, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, operating results and financial condition.

Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change RAMP or business model, which may have a material adverse effect on our business.

Information relating to individuals and their devices (sometimes called “personal information” or “personal data”) is regulated under a wide variety of local, state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data. In addition, there is increasing attention by state and other jurisdictions to regulation in this area. These laws are complex and can be costly to comply with, require significant management time and effort, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, further complicating compliance efforts. We are currently subject to a variety of, and may in the future become subject to additional, international, federal, state and local laws that are continuously evolving and developing, including laws regarding Internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the CAN-SPAM Act, the Digital Millennium Copyright Act and the Communications Decency Act. If we are alleged not to comply with these laws or regulations, we may be required to modify affected products and services, which could require a substantial investment and loss of revenue or cease providing the affected product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties and other losses.

We typically collect and store IP addresses, other device identifiers (such as unique mobile application identifiers) and email addresses, which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, or CCPA, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data and provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CRPA, which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law which could result in increased privacy and information security enforcement. Similar laws are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. Additionally, state regulators may exercise greater scrutiny regarding the collection and processing of personal information for purposes of online advertising, marketing, and analytics. These laws may be interpreted and applied in a manner that is inconsistent with our existing data practices. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices, which could have an adverse effect on our revenue, our results of operations and financial condition.

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. For example, in November 2023, EU legislators reached a political agreement regarding a regulation to increase transparency in political advertising – under the proposed rules, political adverts will need to be clearly labelled as such and must indicate the election, referendum or regulatory process to which they relate, the identity of the person who paid for them and how much they paid, and whether such advertisements have been targeted. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. We have already seen publishers impose varying prohibitions and restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals like Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on RAMP, and otherwise increase our operating and compliance costs. Concerns about political advertising, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of RAMP by current and future clients.

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

We depend on a number of third parties in relation to the operation of our business, a number of which process personal information on our behalf. There can be no assurances that the privacy and security-related measures and safeguards we have put in place in relation to these third parties will be effective to protect us and/ or the relevant personal information from the risks associated with the third-party processing, storage and transmission of such data. Any violation of data or security laws, or of our relevant measures and safeguards, by our third party processors could have a material adverse effect on our business, result in applicable fines and penalties, damage our reputation, and/ or result in civil claims.

Our communications with consumers are also subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003 and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. The CAN-SPAM Act and analogous state laws also impose various restrictions on marketing conducted using email. Additional laws, regulations, and standards covering marketing, advertising, and other activities may be or become applicable to our business. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

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

Failure to comply with current or future laws and regulations relating to AI could adversely affect our business, operations, and financial condition.

Our data-driven platform may also be subject to laws and evolving regulations regarding the use of artificial intelligence and machine learning (“AI Tools”). The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. In October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI Tools. Both in the United States and internationally, AI Tools are the subject of evolving review by various governmental and regulatory agencies, including the SEC and the FTC, and changes in laws, rules, directives and regulations governing the use of AI Tools may adversely affect the ability of our business to use or rely on AI Tools. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI Tools, could adversely affect our brand, reputation, business, results of operations, and financial condition.

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

When we utilize or deploy cookies and similar tracking or recording means, they are usually first-party cookies, which are cookies deployed by us on our own and operated websites or other domains which we operate through RAMP. We rely on the first party data provided to us by consumers and advertisers to improve our product and service offerings and to feed the RAMP data loop in particular, and if we are unable to maintain or grow such data we may be unable to provide consumers with an experience that is relevant, efficient and effective, which could adversely affect our business. Additionally, the regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition and results of operations. Our business relies on the first party data provided to us by consumers and advertisers through using websites and RAMP. The large amount of information we use in operating our websites and RAMP is critical to the web platform experience we provide for consumers. If we are unable to maintain or grow the data provided to us, the value that we provide to consumers and advertisers using our websites and RAMP may be limited. In addition, the quality, accuracy and timeliness of this information may suffer, which may lead to a negative experience for consumers using our websites and our advertisers using our platform and could materially adversely affect our business and financial results.

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

Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. . Any failure to ensure these identifiers are properly pseudonymized could require us and our clients to comply with certain obligations with regard to such data. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple announced earlier this year that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted this fall for implementing these changes but has pushed that date out until at least early next year. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final proposed regulations (currently pending review and acceptance by the Office of Administrative Law) contemplate browser-based or similar “do not sell” signals. California’s new ballot initiative, the CPRA, similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for AG rulemaking to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (such as the proposed ePrivacy Regulation or CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of RAMP, and our business, financial condition, and results of operations could be adversely affected.

New requirements relating to automated, browser-based, or one-stop opt-out mechanisms ("OOMs") such as the Global Privacy Control, the forthcoming opt-out mechanism for data brokers established under the California Delete Act, or other OOMs that will be established in the future may result in significantly larger numbers of consumers opting out of having their data used for marketing purposes. This could result in us having less access to consumer data, impacting performance of our services or resulting in loss of business.

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

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright, patent and other intellectual property laws to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have “MapQuest”, “info.com”, “HowStuffWorks”, “Infospace”, and variants and other marks registered as trademarks or pending registrations in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to RAMP and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the U.S. and certain foreign countries related to our business. We endeavor to enter into agreements with our employees, independent contractors and advisors in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services, and strictly prohibit reverse engineering. However, reverse engineering our software or the theft or misuse of our proprietary information could occur by employees or other third parties who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. While we have a few legacy patents, we may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

In addition, a number of aspects of intellectual property protection in the field of artificial intelligence are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for artificial intelligence and machine learning systems and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our machine learning technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products.

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

Our current or future trademarks or trade names may be challenged, opposed, infringed, circumvented or declared generic or descriptive, determined not to be entitled to registration, or determined to infringe trademark rights owned by third-parties. In connection with a previous dispute regarding the use of the “SYSTEM1” trade name, we entered into a Settlement and Co-Existence Agreement regarding our continued use of the “SYSTEM1” trade name in the businesses in which we operate utilizing such trade name.

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

We may face risks associated with our use of certain AI Tools.

We use AI Tools in our the business, and are making significant investments to continuously improve our use of such technologies. For example we use machine learning algorithms and automated decision making technologies in RAMP [to generate ads and identify target customer bases for our clients. There are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if AI Tools are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do have sufficient rights; and/or are adversely impacted by unforeseen defects, technical challenges, cyber security threats or material performance issues, the performance of our products, services, and business, as well as our reputation could suffer or we could incur liability through the violation of laws or contracts to which we are a party or civil claims. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third party software and infrastructure, such as processing hardware or third party artificial intelligence models, and we cannot control the availability or pricing of such third party software and infrastructure, especially in a highly competitive environment. In addition, market acceptance and consumer perceptions of AI Tools is uncertain.

The market for AI Tools is rapidly evolving and unproven in many industries. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. We face significant competition from other companies in our industry in relation to the development and deployment of AI Tools. Those other companies may develop technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop and deploy. If we cannot development, offer or deploy new technologies as effectively, as quickly and/ or as cost-efficiently as our competitors, we could experience a material adverse effect on our operating results, customer relationships and growth.

Our ability to continue to develop or use AI Tools may be dependent on access to specific third party software and infrastructure, such as processing hardware or third party machine learning models, and we cannot control the availability or pricing of such third party software and infrastructure, especially in a highly competitive environment. Further, [certain of the data that we use in developing our machine learning algorithms is licensed from third-parties, and we are dependent upon our ability to obtain necessary data licenses within appropriate time frames and on commercially reasonable terms. Our data suppliers may withhold their data from us in certain circumstances, for example if there is a competitive reason to do so; if we breach our contract with a supplier; if they are acquired by one of our competitors; or if new laws or case law restrict the use or dissemination of the data they provide. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality, vendor or other standards. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our standards, our ability to provide products and services to our customers, and our revenue prospects, could be materially adversely impacted.

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

We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. We have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters and reduced reporting periods. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Trebia; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th in which case we would no longer be an emerging growth company as of the following December 31.

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

The market price of our common stock and Warrants may be volatile or may change significantly regardless of our operating performance. You may lose some or all of your investment as a result.

The market price of our common stock and Warrants has fluctuated in the past and may continue to fluctuate. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and proprietary information. Our cybersecurity risk management program includes a multi-point cybersecurity incident response plan.

First, we have designed and assess our cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our businesses and technology infrastructure.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas that we evaluate and address on a regular basis based on a risk-weighted determination.

Our cybersecurity risk management program includes the following elements.

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external experts, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•cyber/technology errors & omissions insurance;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents and assessment of materiality against external reporting requirements; and
•a third-party risk management process for service providers, suppliers, and vendors who access our critical systems and data.

There can be no assurance that our cybersecurity risk management program and evaluation and security processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in adequately protecting our systems, technology infrastructure and proprietary information. We face risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A – Risk Factors.

We have not identified specific risks from known or other broadly publicized cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A – Risk Factors.

Cybersecurity Governance

Our Board of Directors (the “Board) considers evaluating and proactively addressing cybersecurity risk as part of its risk oversight function and has delegated to the Board's Nominating and Corporate Governance Committee (the “Committee”) oversight of cybersecurity and other information technology risks facing us and our businesses. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives regular reports from management on the cybersecurity risks that we evaluate and which we may face in the future. In addition, management updates the Committee as necessary regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity oversight and assessment. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer ("CISO"), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CISO and Director of Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The information technology team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the I.T. environment.

Item 2. Properties

We maintain our principal offices in Marina Del Rey, California. We also maintain office and data center space in various cities within the United States, Netherlands and Canada. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.

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

Information in response to this Item is included in “Part II — Item 8. — Note 10, Commitments and Contingencies and is incorporated by reference into Part I of this Annual Report on Form 10-K.

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

Holders of Record

As of March 8, 2024, there were approximately 396 holders of record of our Class A common stock, 67 holders of record of our Class C common stock and 2 holders of record of our Warrants. The actual number of stockholders of our Class A common stock and the actual number of holders of our Warrants is greater than the number of record holders and includes holders of our Class A common stock or Warrants whose shares of Class A common stock or Warrants are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None

Repurchase of Equity Securities

2022 Repurchase Program

In August 2022, our Board of Directors authorized up to $25 million for the repurchase of our Class A common stock and Public Warrants (the “2022 Repurchase Program”). During the fourth quarter of 2023 there were no repurchases under the 2022 Repurchase Program and, as of December 31, 2023, we had a remaining balance of approximately $24 million under the 2022 Repurchase Program.

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

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K or SEC. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of December 31, 2023 (Successor), and for the periods from January 1, 2022 through January 26, 2022 (Predecessor) and from January 27, 2022 through December 31, 2022 (Successor). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

References to “Notes” are notes included in our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated financial statements as of and for the period ended December 31, 2022 have been revised to correct prior period errors as discussed in Note 2, Summary of Significant Accounting Policies. Accordingly, this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the impact of those revisions.

Company Overview
We operate an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire end-users, RAMP allows us to monetize these acquired end users through our relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP also allows third party advertising platforms and publishers (“Network Partners”) to send user traffic to, and monetize end user traffic on, our owned and operated websites or through our monetization agreements. RAMP operates across our network of owned and operated websites, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Facebook, Zemanta, Taboola, and TikTok.

Through RAMP, we process approximately 187 million daily advertising campaign optimizations and ingest over 7 billion rows of data daily across approximately 40 advertising vertical categories as of December 31, 2023. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization rates and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

S1 Holdco, LLC ("S1 Holdco") was founded in 2013 with a focus on monetizing user traffic acquired by our Network Partners. Since launching, it has expanded to support additional advertising formats across multiple advertising platforms, and has acquired several leading websites, enabling it to control the entire flow of the user acquisition experience, while monetizing user traffic through our network of owned and operated websites. As of December 31, 2023, S1 Holdco owns and operates approximately 40 websites, including leading search engines like info.com and Startpage.com, and digital media publishing websites and internet utilities, such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

Our primary operations are in the United States; and we also have operations in Canada and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems as well as various political and economic environments. Among the risks are changes in existing tax laws, changes in the regulatory framework in foreign jurisdictions, data privacy laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls, exposure to currency exchange fluctuations and employment laws impacting foreign employees. We do not engage in hedging activities to mitigate our exposure to fluctuations in foreign currency exchange rates.

As a result of the current uncertainty in economic activity, including geopolitical developments and other macroeconomic factors such as rising interest rates, inflation and the impact of earlier supply chain disruptions, we are unable to predict the size and duration of the impact on our revenue and our results of operations.

The Trebia Merger

On June 28, 2021, we entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (“Business Combination Agreement”) by and among us, S1 Holdco and Total Security Limited, formerly known as Protected.net Group Limited (“Protected”). On January 26, 2022 (“Closing Date”), we consummated the business combination (“Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company was organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco, and our combined business continues to operate through the domestic and foreign subsidiaries of S1 Holdco. Additionally, following the Merger, Trebia’s ordinary shares and Public Warrants ceased trading on the New York Stock Exchange (“NYSE”), and System1, Inc.'s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

We were deemed the accounting acquirer in the Merger, and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became our historical financial statements, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger; and (ii) our consolidated results, including S1 Holdco and Protected following the closing of the Merger (see Note 3, Merger). The accompanying financial information include a Predecessor period, which include the periods through January 26, 2022 concurrent with completion of the Merger, and a Successor period from January 27, 2022 through December 31, 2022, and thereafter. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables within the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

Sale of Protected

On September 6, 2023, we announced that it had received a non-binding indication of intent from Just Develop It Limited (“JDI”), one of our significant shareholders, which is principally owned and managed by certain members of Protected management team, related to the potential acquisition of Protected, which operates our subscription business. Subsequently, on November 30, 2023, we completed the sale of Protected, pursuant to the terms of a share purchase agreement (“Share Purchase Agreement”). Pursuant to the Share Purchase Agreement, the Purchasing Parties acquired all of the outstanding preference and ordinary shares of Protected (“Protected Disposition”) for total consideration comprised of: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value

$0.0001 per share, owned by JDI and other entities and individuals affiliated with the Purchasing Parties and (c) confirmation from JDI, Protected and the Protected CEO that the financial performance benchmarks related to certain contingent earnout payments based on the future performance of Protected’s business in an aggregate amount of up to $60.0 million included in the Business Combination Agreement will, as a result of the Protected Disposition, no longer be achievable.

The results of operations of our Protected business are presented as net loss from discontinued operations in our consolidated statements of operations for all periods presented, and the assets and liabilities for our Protected business have been classified as held for sale from discontinued operations and segregated for all periods presented in the consolidated balance sheets. Unless otherwise noted, the information contained in this Management Discussion and Analysis relates solely to our continuing operations and does not include the operations of our Protected business (see Note 19, Discontinued Operations).

Components of Our Results of Operations

Revenue

Revenue is earned from revenue-sharing arrangements with our Network Partners related to the use of our RAMP platform and additional services provided to them in order to direct advertising by our Advertising Partners to their digital online inventory. We have determined that we are the agent in these transactions and therefore report revenue on a net basis, because (a) we do not control the underlying digital online inventory, (b) we do not acquire the corresponding user-traffic and do not have risk of loss in connection therewith, and (c) the pricing is in the form of a substantively fixed-percentage revenue-sharing arrangement. We report the revenue generated under our revenue-sharing arrangements on a net basis, based on the difference between amounts received by us from our Advertising Partners, less amounts remitted to the Network Partners based on the underlying revenue-sharing agreements.

We also earn revenue by directly acquiring traffic to our owned and operated websites and utilizing our RAMP platform and additional services to generate end-users for our Advertising Partners. For this revenue stream, we are the principal in the transaction and report revenue on a gross basis for the amounts received from Advertising Partners. For this revenue, we have determined that we are the principal since we have a risk of loss on the user-traffic that we are acquiring for monetization with our Advertising Partners, and, in the case of our owned and operated websites, we maintain the website, provide the content and bear the cost and risk of loss associated with the digital online inventory available on our website.

We recognize revenue upon delivering user-traffic to our Advertising Partners based on a cost-per-click or cost-per-thousand impression basis. The payment terms with our Advertising Partners is typically 30 days.

Revenue may fluctuate from period to period due to a number of factors including seasonality and the shift in mix of user acquisition sources from Advertising Partners.
We have two reportable segments:
•Owned and Operated Advertising ("O&O"); and
•Partner Network.

Operating Expenses

    We classify our operating expenses into the following categories:

Cost of revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to our websites and services, as well as domain name registration costs and licensing costs to provide mapping services to Mapquest.com. We do not pre-pay any traffic acquisition costs, and therefore, such costs are expensed as incurred.

Salaries and benefits. Salaries and benefits expenses include salaries, bonuses, stock-based compensation, and employee benefits costs.

Selling, general, and administrative. Selling, general, and administrative expenses consist of fees for professional services, occupancy costs and travel and entertainment. These costs are expensed as incurred.

Depreciation and amortization. Depreciation and amortization expenses are primarily attributable to our capital investment(s) and consist of property and equipment depreciation and amortization of intangible assets with finite lives.

Impairment of goodwill. The impairment of goodwill when the carrying amount of a reporting unit exceeds its fair value.
Other Expenses
Other expenses consist of the following:

Interest expense, net. Interest expense consists of interest on our debt and the amortization of deferred financing costs and debt discount.

Loss on extinguishment of related-party debt. The recognition of the unamortized portion of the loan fees upon settlement of our related party debt and restructuring of a portion of the cash consideration held back in connection with our CouponFollow acquisition which was converted into a Promissory Note. Refer to Note 4, Acquisitions and Note 12, Related-Party Transactions for additional information.

Change in fair value of Warrant liabilities. The mark to market of our liability-classified Public and Private Warrants.

Income tax benefit

We are the sole managing member of S1 Holdco and, as a result, consolidate the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands).

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Revenue	$401,971	$612,229	$52,712
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	248,745	438,839	41,507
Salaries and benefits	106,505	138,045	31,181
Selling, general, and administrative	54,307	50,831	15,665
Depreciation and amortization	78,403	69,469	1,000
Impairment of goodwill	—	372,728	—
Total operating expenses	487,960	1,069,912	89,353
Operating loss	(85,989)	(457,683)	(36,641)
Other expense (income):
Interest expense, net	48,745	31,609	1,049
Loss on extinguishment of related-party debt	2,004	—	—
Change in fair value of Warrant liabilities	(5,109)	3,751	—
Total other expense	45,640	35,360	1,049
Loss before income tax	(131,629)	(493,043)	(37,690)
Income tax benefit	(20,371)	(108,680)	(629)
Net loss from continuing operations	(111,258)	(384,363)	(37,061)
Net loss from discontinued operations, net of tax	(174,327)	(56,959)	—
Net loss	(285,585)	(441,322)	(37,061)
Less: Net loss from continuing operations attributable to non-controlling interest	(25,531)	(99,841)	—
Less: Net loss from discontinued operations attributable to non-controlling interest	(32,833)	(11,089)	—
Net loss attributable to System1, Inc.	$(227,221)	$(330,392)	$(37,061)

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	62%	72%	79%
Salaries and benefits	26%	23%	59%
Selling, general, and administrative	14%	8%	30%
Depreciation and amortization	20%	11%	2%
Impairment of goodwill	—%	61%	—%
Total operating expenses	121%	175%	170%
Operating loss	(21)%	(75)%	(70)%
Other expense (income):
Interest expense, net	12%	5%	2%
Loss on extinguishment of related-party debt	—%	—%	—%
Change in fair value of Warrant liabilities	(1)%	1%	—%
Total other expense	11%	6%	2%
Loss before income tax	(33)%	(81)%	(72)%
Income tax benefit	(5)%	(18)%	(1)%
Net loss from continuing operations	(28)%	(63)%	(70)%
Net loss from discontinued operations, net of tax	(43)%	(9)%	—%
Net loss	(71)%	(72)%	(70)%
Less: Net loss from continuing operations attributable to non-controlling interest	(6)%	(16)%	—%
Less: Net loss from discontinued operations attributable to non-controlling interest	(8)%	(2)%	—%
Net loss attributable to System1, Inc.	(57)%	(54)%	(70)%

* Percentages may not sum due to rounding

The comparability of our operating results for the year ended December 31, 2023 (Successor) compared to the period ended December 31, 2022 (Successor) is impacted by the Merger. Expense contributions from our 2022 acquisitions for each of the respective comparison periods generally were not separately identifiable due to the integration of these businesses into our existing operations.

Comparisons of Results of Operations for the year ended December 31, 2023, to the periods from January 1, 2022 through January 26, 2022 (Predecessor) and January 27, 2022 through December 31, 2022 (Successor).

Revenue and Cost Metrics

We use total advertising spend, number of Owned & Operated Advertising sessions (“O&O sessions”), number of Partner Network sessions (“Network sessions”), Owned & Operated Advertising cost-per-session (“O&O CPS”), Owned & Operated Advertising revenue-per-session (“O&O RPS”) and Partner Network revenue-per-session (“Network RPS”) to track our operations. We define total advertising spend as the amount of advertising that is spent by us to acquire traffic to our owned and operated websites. We define O&O sessions as the total number of monetizable user visits to our Owned & Operated Advertising websites. We define Network sessions as the number of monetizable user visits delivered by our Network Partners to RAMP. Monetizable visits exclude those visits identified by our Advertising Partners as spam, bot, or other invalid traffic. We define CPS as advertising spend divided by O&O sessions. We define O&O RPS as O&O Revenue divided by O&O sessions. We define Network RPS as Network Partner revenue divided by Network sessions.

Revenue

The following table presents our revenue by reportable segment (in thousands).

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Owned and Operated Advertising	$328,934	$556,303	$49,249	(46)%
Partner Network	73,037	55,926	3,463	23%
Total revenue	$401,971	$612,229	$52,712	(40)%

Owned and Operated Advertising

Owned and Operated Advertising revenue decreased by $276.6 million, or 46%, primarily due to deteriorating macroeconomic conditions, such as reductions in both advertiser and overall consumer demand, which led to a decreased supply of consumer sessions available to be acquired. For the year ended December 31, 2023, compared to prior year, sessions decreased 281 million to 3,828 million from 4,109 million, with a corresponding decrease in O&O RPS of approximately $0.06 to $0.09 from $0.15.

Partner Network

Partner Network revenue increased $13.6 million, or 23%, due to our continued investment in this business and growth from newer partners that continue to generate more traffic to our platform. This was partially offset by deteriorating macroeconomic conditions, such as reductions to both advertiser and overall consumer demand, leading to a slight reduction in RPS. For the year ended December 31, 2023, compared to prior year, sessions increased 1,636 million to 2,776 million from 1,140 million, and Network RPS decreased by approximately $0.01 to $0.03 from $0.04.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased $231.6 million, or 48%, was primarily due to a decrease of $237 million in our O&O reportable segment, which was directionally consistent with the decrease in revenue. For the year ended December 31, 2023, compared to prior year, our CPS decreased $0.05 to $0.06 from $0.11.

Our chief operating decision maker measures and evaluates reportable segments based on segment operating revenue as well as adjusted gross profit and other measures. We define and calculate adjusted gross profit as revenue less advertising expense incurred to acquire users. The remaining cost of revenue consists of non-advertising expenses such as set-up costs, royalties and fees. We exclude the following items from segment adjusted gross profit: depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments.

The following table presents our adjusted gross profit by reportable segment (in thousands).

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022	2023 vs. 2022 change (%)
Owned and Operated Advertising	$107,696	$138,560	$8,768	(27)%
Partner Network	53,420	42,291	3,012	18%
Total adjusted gross profit	$161,116	$180,851	$11,780	(16)%

Refer to the Revenue and Cost of revenue (excluding depreciation and amortization) discussions above.

Salaries and benefits

Salaries and benefits decreased $62.7 million, or 37% primarily due to a $58 million decrease in stock-based compensation related to the 2022 Merger.

Selling, general, and administrative

Selling, general, and administrative expense decreased $12.2 million, or 18% primarily due to additional costs associated with the Merger and the prior year acquisitions, partially offset by an increase in our bad debt expenses.

Depreciation and amortization

Depreciation and amortization expense increased $7.9 million, or 11% primarily due to increased amortization related to our acquired intangible assets resulting from the Merger and our other subsequent acquisitions, as well as increased amortization related to our continued investment in internally developed software.

Impairment of goodwill

Impairment of goodwill decreased by $372.7 million in 2023, primarily due to impairment of goodwill recorded during the period ended December 31, 2022. Refer to Note 6, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net for additional information.

Interest expense, net

Interest expense, net increased $16.1 million, or 49%, primarily due to higher interest rates experienced during the current year as compared to the prior year.

Loss on extinguishment of related-party debt

Loss on extinguishment of related-party debt increased $2.0 million due to the recognition of the unamortized portion of the loan fees upon settlement of our related party loans, and a portion of the cash consideration held back in connection with our prior CouponFollow acquisition which was converted into a Promissory Note. Refer to Note 4, Acquisitions and Note 12, Related-Party Transactions for additional information.

Change in fair value of Warrant liabilities

Adjustment to the fair value of warrant liabilities decreased $8.9 million to a decrease of $5.1 million in the year ended December 31, 2023 from an increase of $3.8 million to the prior year, driven by the fluctuations in the market value of our Class A common stock.

Income tax benefit

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), effects of predecessor flow through income allocations, changes in unrecognized tax benefits, valuation allowance and outside basis adjustments.

Net loss from discontinued operations, net of tax

Net loss from discontinued operations, net of tax is comprised of the goodwill impairment charge, final loss on sale and the results of operations of our subscription business segment, which was sold on November 30, 2023. The net loss from discontinued operations, net of tax only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by us on an ongoing basis.

Indirect expenses which supported our subscription business, and which remained as part of the continuing operations following the sale are not reflected in loss from discontinued operations, net of tax.

Liquidity and Capital Resources

Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities, in addition to proceeds from our issuance of debt (as described further below). As of December 31, 2023, our principal source of liquidity was our cash in the amount of $135.3 million which is primarily held in operating and deposit accounts.

To date, our available liquidity and operations have been financed through cash received in the Merger, indebtedness available under our credit facilities, other indebtedness, sale of our Protected business segment, and cash flows from operations.

Specific to the year ended December 31, 2023, with the close of the sale of Protected, we received consideration of $240.0 million in cash, subject to certain adjustments. We were also able to secure short term financing from our related parties, all of which were repaid by the end of the year.

Our revenue is dependent on two key Advertising Partners, which are Google and Microsoft. Refer to our concentration with customers discussion at Note 2, Summary of Significant Accounting Policies for additional information.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

As of June 1, 2023, we had not delivered audited financial statements for the fiscal year ended December 31, 2022 to Bank of America as required by the covenants of the Term Loan. The failure to timely deliver the audited financial statements resulted in an event of default under the Term Loan and provided Bank of America the ability to immediately call the outstanding principal balances of the Term Loan and Revolving Facility of $430.0 million, at the request of, or with the consent of, the required majority of lenders until the time that the 2022 audited financial statements were delivered to Bank of America. We did not have sufficient liquidity to settle the outstanding principal balances should they be called, nor had we identified sufficient alternative sources of capital. As a result, this matter raised substantial doubt about our ability to continue as a going concern. We delivered the 2022 audited financial statements to Bank of America on June 6, 2023, resulting in the remediation of the event of default. Accordingly, Bank of America no longer had the ability to call the outstanding principal balances on the Term Loan and Revolving Facility.

Starting in the third quarter of 2022 and continuing into 2023, we experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. In response to these conditions, we obtained additional financing in the second quarter of 2023 which was expected to provide us with sufficient liquidity to manage through the current business environment. However, subsequent to the quarter ended June 30, 2023, we experienced increased customer acquisition costs in addition to the loss of a significant Network Partner, both of which further negatively impacted our future cash forecasts and negatively impacted our forecasted compliance with the maximum leverage ratio covenant of the Term Loan (see Note 11, Debt, Net). Accordingly, we determined that there was substantial doubt about our ability to continue as a going concern as of June 30, 2023 and September 30, 2023. We had an accumulated deficit of $707.7 million as of December 31, 2023, a net loss of $285.6 million for the year ended December 31, 2023, and had cash outflows from operations of $24.7 million for the year ended December 31, 2023.

On November 30, 2023, we completed the sale of Protected, which resulted in a net inflow of cash of $180.3 million, net of transaction expenses and after mandatory and voluntary debt payoffs (see Note 19, Discontinued Operations). As of December 31, 2023, we have paid off or paid down all of our outstanding notes, revolvers and loans (see Note 11, Debt, Net and Note 12, Related-Party Transactions), with the exception of the Term Loan and had unrestricted cash on hand of $135.3 million.

On January 17, 2024, we completed the repurchase of $63.7 million in principal amount of our Term Loan for an aggregate purchase price of $40.9 million pursuant to a Dutch auction tender offer (see Note 11, Debt, Net). Following the repurchase, the outstanding principal amount of the Term Loan was $301.3 million. We have principal and interest payments due of approximately $5.0 million and $6.6 million, respectively, per quarter on our Term Loan, and as of the date of this filing, we have available capacity of $50.0 million under the 2022 Revolving Note, subject to maximum leverage ratio covenant (see Note 11, Debt, Net). In addition, we have implemented a significant reduction in headcount in both the second quarter of 2023 and in early September 2023, resulting in approximately $14.5 million of annualized prospective cash savings.

As a result of the net cash inflow from the sale of Protected and an evaluation of our forecasted future cash flows from operating activities (including the impact of the headcount reductions taken in the second and third quarters of 2023), we believe that we have sufficient resources to continue as a going concern for the twelve-month period following the date these financial statements are issued. Accordingly, we have alleviated the substantial doubt regarding our ability to continue as a going concern that previously existed as of September 30, 2023, and we will have sufficient liquidity to meet our obligations as they become due over the next twelve months.

Credit Facilities

Term Loan

In connection with the Merger, we entered into a new loan (“Term Loan”) and revolving facility (“2022 Revolving Facility” and, together with the Term Loan "Credit Agreement") with Bank of America, N.A. as administrative agent, on January 27, 2022, providing for a 5.5 year Term Loan with an initial principal balance of $400.0 million and with the net proceeds of $376.0 million, of which a portion of the proceeds were used by us, to settle the outstanding debt of $172.0 million with Cerberus Business Finance, LLC. The 2022 Revolving Facility provided borrowing availability of up to $50.0 million. As of December 31, 2023, there was no balance outstanding on the 2022 Revolving Facility and principal of $365.0 million was outstanding on the Term Loan. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate (“SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage ratio covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the total availability under the 2022 Revolving Facility at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The Credit Agreement has certain financial and nonfinancial covenants, including the "springing" leverage ratio covenant described above. The Credit Agreement also requires that we deliver our audited consolidated financial statements to our lenders within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we have an additional 30 days to cure such default.

The 2022 Revolving Facility matures in January 2027, and accordingly, it is classified within long-term debt, net on the consolidated balance sheet. The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. In March 2022, we borrowed $49.0 million under our 2022 Revolving Facility, to fund a portion of the purchase price related to the CouponFollow acquisition. In October 2022, we borrowed the remaining $1.0 million available. In December 2023, we repaid the full $50 million that was outstanding, therefore, as of December 31, 2023, there was no outstanding balance.

We have been able to and expect to be able to continue to make the required payments of principal and interest on the Credit Agreement (as and when due) on a timely basis.

On January 17, 2024, we completed the repurchase of $63.7 million in principal amount of our Term Loan for an aggregate purchase price of $40.9 million (at discount of 64.2% of its par value) pursuant to a Dutch auction tender offer. Following the repurchase, the outstanding principal amount of the Term Loan was $301.3 million. We used available cash on hand to fund the repurchase.

2023 Revolving Note

On April 10, 2023, we entered into a $20.0 million Revolving Note (“2023 Revolving Note”) with trusts established for the benefit of our co-founders (“Lenders”). Each Lender provided a $10.0 million commitment for an aggregate principal of $20.0 million under the 2023 Revolving Note.

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate of SOFR plus 3.15%. The maturity date under the 2023 Revolving Note is July 10, 2024 (“Maturity Date”) with automatic three-month extensions, unless we or any Lender provides written notice of our election not to extend the 2023 Revolving Note, unless there is an event of default that is then continuing as the time of such extension. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a closing loan fee equal to 12.0% of each Lender's commitment under the 2023 Revolving Note, or $2.4 million in total. The closing loan fee was originally payable within 180 days of April 10, 2023, but which payment was subsequently extended to November 30, 2023. The full amount of $2.4 million closing loan fee was paid as of December 31, 2023. Further, this closing loan fee was capitalized in prepaid and other current assets, and amortized on a straight-line basis through the Maturity Date. As of December 31, 2023 there was no balance outstanding on the 2023 Revolver Note, and we terminated the 2023 Revolver Note.

Promissory Note

On September 6, 2023, we entered into a $5.2 million Senior Unsecured Promissory Note (the “Promissory Note”) with the Lender, in order to convert the amount held back and owed to him as a result of the acquisition of CouponFollow (see Note 4, Acquisitions) into a loan to us (the “Loan”). The amount of the Loan was equal to the amount of the Holdback liability of $5.2 million owed to the Lender.

The Promissory Note accrues interest at SOFR plus 3.15%. Under the terms of the agreement, the Promissory Note became due and payable immediately upon sale of Protected. Per the terms of the note we (i) must prepay the Loan under certain circumstances, which include consummation of a strategic transaction, the refinancing of the existing credit agreement, the incurrence by us of any indebtedness exceeding $2.5 million, or the sale of any of our assets in excess of $2.5 million; (ii) may prepay the Loan at any time without penalty or interest; and (iii) must make four substantially equal amortization payments on April 1, 2024, May 1, 2024, June 1, 2024, and July 1, 2024, unless there is an event of default, including a continuing event of default on the Credit Agreement, at which point the holder may declare all amounts due immediately. The Lender under the Promissory Note is also entitled to a closing fee equal to 12% of the initial principal amount outstanding under the Promissory Note with 50% paid on October 15, 2023 and the remaining 50% due on December 15, 2023. We recorded expense of approximately $0.6 million within loss on extinguishment of related-party debt on our consolidated statements of operations, which related to the 12% closing fee payable to the Lender. Upon completion of the Protected disposal, the Promissory Note, accrued interest and the remaining 50% of the closing fee was settled.

Term Note

On October 6, 2023, we entered into a $2.5 million Term Loan Note (“Term Note”) with Openmail2, LLC (“Term Lender”), which is principally owned and managed by trusts established for the benefit of our co-founders.

The amounts outstanding under the Term Note accrue interest at the rate per annum equal to the SOFR plus 5.75%. The maturity date under the Term Note is December 31, 2024, unless there is an event of default, including a continuing event of default on the credit agreement, at which point the holder may declare all amounts due immediately. We must prepay the Loan under certain circumstances, which include (i) the consummation of a strategic transaction or (ii) upon the full refinancing and termination of the existing credit agreement. The Lender was also entitled to a closing fee equal to 10.0% of the principal amount of the Term Note, payable within 180 days of October 6, 2023. Upon completion of the Protected disposal, the Term Note, accrued interest and closing fee was settled. The previously unamortized portion of the loan fee of $0.2 million was included in loss on extinguishment of related-party debt on our consolidated statements of operations.

Secured Facility

On October 6, 2023, Protected, our indirect wholly-owned subsidiary at the time, entered into a Secured Facility Agreement providing for a $10.0 million term loan (“Secured Facility”) with a subsidiary of JDI ("Secured Lender"), one of our significant shareholders, which is principally owned and managed by certain members of the Protected management team. Pursuant to the Secured Facility, the Secured Lender provided a $10.0 million commitment to Protected, which amount was (i) drawn down in full on the closing date and (ii) secured by the assets of Protected pursuant to a deed granted in favor of the Secured Lender pursuant to a Debenture between Protected and the Secured Lender, dated October 6, 2023.

The amounts outstanding under the Secured Facility accrue interest at the rate of 8.5% per annum. The amounts outstanding under the Secured Facility are due upon the earlier of (i) October 6, 2024 or (ii) the date on which Protected undergoes a Change of Control. The Secured Lender was also entitled to a closing fee equal to 12.0% the principal amount of the borrowings under the Secured Facility, which was paid in full on the closing date. In addition, Protected agreed to reimburse the Secured Lender for their reasonable and documented costs incurred in connection with the negotiation, documentation and execution of the Secured Facility. Upon completion of the Protected disposal, the Secured Facility, the related loan fee and an early settlement fee were settled. The previously unamortized portion of the loan fee and the early settlement fee for an aggregate amount of $1.4 million was included in net loss from discontinued operations, net of tax on our consolidated statements of operations.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Successor		Predecessor
	December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Net cash provided by (used in) operating activities	$(24,742)	$3,317	$(10,603)
Net cash provided by (used in) investing activities	$203,179	$(454,009)	$(441)
Net cash used in financing activities	$(74,072)	$(27,729)	$—

Operating Activities

Our cash flows from operating activities are primarily impacted by growth in our operations, timing of collections from our partner and related payments to our suppliers for advertising inventory and data. We typically pay suppliers in advance of collections from our clients and our collection and payment cycles can vary from period to period. In addition, seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

In the year ended December 31, 2023 (Successor), cash used in operating activities of $24.7 million resulted primarily from a net loss of $285.6 million, a payment long-term earnout liabilities of $20.0 million, a decrease in accrued expenses and other current liabilities of $19.4 million and a noncash tax benefit of $22.3 million. This was partially offset by noncash items including an impairment of goodwill of $115.5 million, depreciation and amortization expense of $105.2 million, and stock-based compensation expense of $53.1 million, and a decrease in accounts receivable of $20.9 million and an increase in deferred revenue of $15.3 million.

In the period from January 27, 2022 to December 31, 2022 (Successor), cash provided by operating activities of $3.3 million resulted primarily from noncash items including an impairment of goodwill of $372.7 million, depreciation and amortization expense of $118.7 million, stock-based compensation of $108.3 million, amortization of debt issuance costs of $4.8 million and a change in fair value of warrants of $3.8 million, and an increase in deferred revenue of $9.0 million and a decrease in accounts receivable of $4.6 million. This was partially offset by a net loss of $441.3 million, a noncash deferred tax benefit of $118.0 million, a decrease in other long-term liabilities of $18.1 million, a payment of long-term earnout liabilities of $20.0 million and a decrease in accrued expenses and other current liabilities of $22.0 million.

During the period from January 1, 2022 through January 26, 2022 (Predecessor), cash used in operating activities of $10.6 million resulted primarily from a net loss of $37.1 million, including a decrease in accounts payable of $67.6 million due to the Merger. This was partially offset by an increase in accrued expenses of $57.5 million, noncash stock-based compensation of $23.7 million and a decrease in accounts receivable of $11.1 million due to the Merger.

Investing Activities

Our primary investing activities consisted of the sale of our Protected business segment on November 30, 2023, acquisitions of businesses, which included the first quarter 2022 acquisitions of S1 Holdco, Protected, CouponFollow and RoadWarrior, and the second quarter 2022 acquisition of Answers, as well as costs capitalized for internally developed software.

In the year ended December 31, 2023 (Successor), cash provided by investing activities of $203.2 million resulted primarily from proceeds from sale of our Protected business segment.

In the period from January 27, 2022 to December 31, 2022 (Successor), cash used in investing activities of $454.0 million resulted primarily from the acquisitions of S1 Holdco, Protected, RoadWarrior, CouponFollow and Answers.

In the period from January 1, 2022 to January 26, 2022 (Predecessor), cash used in investing activities of $0.4 million resulted from costs capitalized for internally developed software.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our indebtedness under our credit facilities and redemptions of our Class A common stock.

In the year ended December 31, 2023 (Successor), cash used in financing activities of $74.1 million resulted primarily from repayment of the 2022 Revolving Facility of $50.0 million and repayment of the 2023 Revolving Note of $20.0 million.

In the period from January 27, 2022 to December 31, 2022 (Successor), cash used in financing activities of $27.7 million resulted primarily from redemptions of Trebia Class A ordinary shares in the amount of $510.5 million and repayment of existing term loan of $187.5 million, partially offset by proceeds from the Term Loan and 2022 Revolving Facility of $450.0 million and the Cannae Backstop of $246.5 million.

In August 2022, our Board of Directors authorized up to $25.0 million for the repurchase of our Class A common stock and Public Warrants ("2022 Repurchase Program"). During the fiscal year ended December 31, 2023 we repurchased 190 thousand shares of our Class A common stock for an aggregate purchase price of $1.1 million under the 2022 Repurchase Program.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2021, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of December 31, 2023, we remain contractually obligated to spend a remaining $11.1 million towards this commitment.

Acquisitions

For potential commitments associated with our acquisitions refer to Note 3, Merger and Note 4, Acquisitions.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

We believe that the accounting estimates below are most critical to understanding our financial condition and historical and future results of operations. Significant estimates affecting the consolidated financial statements have been prepared on the basis of the most current and best available information, including historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods when they become known. However, actual results from the resolution of such estimates and assumptions may vary from those used in the preparation of the consolidated financial statements.

Business Combinations

We allocate the consideration transferred to the fair value of assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, including estimating average industry multiples, customer and service attrition rate, forecasted revenue and revenue growth rates, discount rates, technology migration rates, royalty rates and future cash flows. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill

We perform annual impairment testing on goodwill in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below our carrying value. We have the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than our carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with our respective carrying amount, including goodwill. If the estimated fair value exceeds carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than carrying amount, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

The fair values of our reporting units are computed through weighting a discounted cash flow model and a reference transaction model which include inputs developed using both internal and market-based data. The key assumptions in a discounted cash flow model include, but are not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflects the increases in market interest rates. The reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in these models include, but are not limited to, the selection of comparable transactions, revenue and “EBITDA” is defined as net income or loss before results from discontinued operations, interest, income tax expense or benefit, and depreciation and amortization multiples and EBITDA margins from those transactions. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Stock-Based Compensation

Compensation cost related to stock-based payments is measured based on the fair value of the units issued and recognized in salaries and benefits expenses on our consolidated statement of operations. We have elected to treat stock-based payment awards with time-based service condition(s) only as a single award, with the related compensation expense recognized on a straight-line basis. The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following; (i) The fair value of S1 Holdco’s equity was determined by S1 Holdco’s Board of Directors, with input from management and contemporaneous valuation reports prepared by a third-party valuation specialist, as the equity was not publicly traded, (ii) The expected term of the award is estimated by considering the contractual term and vesting period of the award, the employees’ expected exercise behavior and the post-vesting employee turnover rate. For non-employees, the expected life equals the contractual term of the award, (iii) The risk-free interest rate is based on published U.S. Treasury Department interest rates for the expected term of the underlying award and (iv) The volatility was based on the expected unit price volatility of the underlying units over the expected term of the award which is based upon historical share price data of an index of comparable publicly traded companies.

Income Taxes

We are the sole managing member of S1 Holdco and, as a result, consolidate the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to and included in the taxable income or loss of our members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us. Various of our subsidiaries are subject to income tax in the United States and in other countries.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”, as applicable) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

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

We record uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of our technical merits and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize both accrued interest and penalties, when appropriate, in the provision for income taxes on the accompanying consolidated statements of operations.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have operations within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Term Loan and our 2022 Revolving Facility, both of which accrue interest at a variable rate. The interest rate on our Term Loan is the adjusted Secured Overnight Financing Rate (“SOFR”) plus 4.75%. As of December 31, 2023, $365.0 million was outstanding on our Term Loan. We have not used any derivative financial instruments to manage our interest rate risk exposure with respect to our Term Loan. As of December 31, 2023, a hypothetical one percentage point increase or decrease in the variable interest rate of our Term Loan and our 2022 Revolving Facility would result in a corresponding increase or decrease in interest expense of approximately $3.7 million annually.

Foreign Currency Exchange Rate Risk

The majority of our revenue is denominated in U.S. dollars; however, we do earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, primarily the Euro and Canadian dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our statements of operations and the value of balance sheet items denominated in foreign currencies. We generally do not mitigate the risks associated with fluctuating exchange rates because we typically incur expenses and generate revenue in these currencies and the cumulative impact of these foreign exchange fluctuations are not deemed material to our financial performance.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of System1, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in members’ deficit, and cash flows of S1 Holdco, LLC and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2022 through January 26, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2022 through January 26, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of System1, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of System1, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2023 and December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2023 and for the period from January 27, 2022 through December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from January 27, 2022 through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 15, 2024

We have served as the Company’s auditor since 2020.

System1, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	Successor
	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$135,343	$8,905
Restricted cash, current	3,813	5,717
Accounts receivable, net	56,093	80,428
Prepaid expenses and other current assets	6,754	11,166
Current assets held for sale from discontinued operations	—	20,292
Total current assets	202,003	126,508
Restricted cash, non-current	4,294	5,395
Property and equipment, net	3,084	3,162
Internal-use software development costs, net	11,425	6,948
Intangible assets, net	297,001	371,661
Goodwill	82,407	82,407
Operating lease right-of-use assets	4,732	6,484
Other non-current assets	524	2,822
Assets held for sale from discontinued operations	—	555,069
Total assets	$605,470	$1,160,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,499	$6,707
Accrued expenses and other current liabilities	59,314	85,780
Operating lease liabilities, current	2,333	2,149
Debt, net	15,271	15,021
Current liabilities held for sale from discontinued operations	—	101,418
Total current liabilities	86,417	211,075
Operating lease liabilities, non-current	3,582	5,875
Long-term debt, net	334,232	399,504
Warrant liability	2,688	7,798
Deferred tax liability	8,307	29,396
Other liabilities	929	1,661
Liabilities held for sale from discontinued operations	—	34,476
Total liabilities	436,155	689,785
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Class A common stock - $0.0001 par value; 500,000 shares authorized, 65,855 and 91,674 Class A shares issued and outstanding as of December 31, 2023 and 2022, respectively	7	9
Class C common stock - $0.0001 par value; 25,000 shares authorized, 21,513 and 21,747 Class C shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	843,112	831,566
Accumulated deficit	(707,662)	(439,296)
Accumulated other comprehensive loss	(181)	(260)
Total stockholders' equity attributable to System1, Inc.	135,278	392,021
Non-controlling interest	34,037	78,650
Total stockholders' equity	169,315	470,671
Total liabilities and stockholders' equity	$605,470	$1,160,456
See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share and per unit data)

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Revenue	$401,971	$612,229	$52,712
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	248,745	438,839	41,507
Salaries and benefits	106,505	138,045	31,181
Selling, general, and administrative	54,307	50,831	15,665
Depreciation and amortization	78,403	69,469	1,000
Impairment of goodwill	—	372,728	—
Total operating expenses	487,960	1,069,912	89,353
Operating loss	(85,989)	(457,683)	(36,641)
Interest expense, net	48,745	31,609	1,049
Loss on extinguishment of related-party debt	2,004	—	—
Change in fair value of Warrant liabilities	(5,109)	3,751	—
Total other expense	45,640	35,360	1,049
Loss before income tax	(131,629)	(493,043)	(37,690)
Income tax benefit	(20,371)	(108,680)	(629)
Net loss from continuing operations	(111,258)	(384,363)	(37,061)
Net loss from discontinued operations, net of tax	(174,327)	(56,959)	—
Net loss	(285,585)	(441,322)	(37,061)
Less: Net loss from continuing operations attributable to non-controlling interest	(25,531)	(99,841)	—
Less: Net loss from discontinued operations attributable to non-controlling interest	(32,833)	(11,089)	—
Net loss attributable to System1, Inc.	$(227,221)	$(330,392)	$(37,061)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(85,727)	$(284,522)	$(37,061)
Net loss from discontinued operations	(141,494)	(45,870)	—
Net loss attributable to System1, Inc.	$(227,221)	$(330,392)	$(37,061)

Basic and diluted net loss per share:
Continuing operations	$(0.94)	$(3.19)	n/a
Discontinued operations	(1.54)	(0.51)	n/a
Basic and diluted net loss per share	$(2.48)	$(3.70)	n/a

Weighted average number of shares outstanding - basic and diluted	91,454	89,310	n/a
Basic and diluted net loss per unit	n/a	n/a	$(1.81)
Weighted average units outstanding - basic and diluted	n/a	n/a	20,488

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Net loss	$(285,585)	$(441,322)	$(37,061)
Other comprehensive income (loss)
Foreign currency translation income (loss)	35	(394)	87
Comprehensive loss	(285,550)	(441,716)	(36,974)
Comprehensive loss attributable to non-controlling interest	(58,364)	(110,930)	—
Comprehensive loss attributable to System1, Inc.	$(227,186)	$(330,786)	$(36,974)

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Class A common stock		Class C common stock		Class D common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Balance at January 26, 2022 (Predecessor)	51,750	$5	—	$—	—	$—	$574,003	$(107,797)	$—	$—	$466,211
Effect of the Merger	29,017	3	22,077	2	1,450	—	148,359	—	—	198,691	347,055
Balance at January 27, 2022 (Successor)	80,767	8	22,077	2	1,450	—	722,362	(107,797)	—	198,691	813,266
Net loss	—	—	—	—	—	—	—	(330,392)		(110,930)	(441,322)
Exercise of warrants	3,969	—	—	—	—	—	34,348	—	—	(6,359)	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	968	—	—	—	—	—	(2,687)	—	—	598	(2,089)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	2,397	—	—	(1,736)	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	29,234	—	—	(3,734)	25,500
Issuance of market-based restricted stock units	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	5,414	—	—	(5,414)	1
Conversion of Class C shares to Class A shares	330	—	(330)	—	—	—	2,734	—	—	(2,734)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	(41)	—	—	—	(41)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(7,910)	—	157	—	(7,753)
Other comprehensive income	—	—	—	—	—	—	—	—	(417)	23	(394)
Stock-based compensation	—	—	—	—	—	—	45,451	—	—	12,020	57,471
Distribution to members	—	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Class A common stock repurchases	(190)	—	—	—	—	—	264	(1,107)	—	(264)	(1,107)
Balance at December 31, 2022 (Successor)	91,674	$9	21,747	$2	—	$—	$831,566	$(439,296)	$(260)	$78,650	$470,671
Net loss	—	—	—	—	—	—	—	(227,221)	—	(58,364)	(285,585)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	(327)	—	—	(327)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	—	—	1,818	—	—	(160)	1,658
Conversion of Class C shares to Class A shares	234	—	(234)	—	—	—	1,048	—	—	(1,048)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	286	—	—	—	286
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	2,615	1	—	—	—	—	(1,108)	—	—	(1,011)	(2,118)
Common stock cancelled in connection with disposition of business	(29,075)	(3)	—	—	—	—	(13,570)	(40,818)	—	13,571	(40,820)
Other comprehensive income	—	—	—	—	—	—	—	—	79	(44)	35
Stock-based compensation	—	—	—	—	—	—	23,072	—	—	2,540	25,612
Distribution to members	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance at December 31, 2023 (Successor)	65,855	$7	21,513	$2	—	$—	$843,112	$(707,662)	$(181)	$34,037	$169,315

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Changes in Members’ Deficit
(In thousands)

	Members’ Deficit	Accumulated Other Comprehensive Income	Total Members’ Deficit
For the period January 1, 2022 to January 26, 2022 (Predecessor)
Balance at January 1, 2022 (Predecessor)	$(28,829)	$428	$(28,401)
Net loss	(37,061)	—	(37,061)
Accumulated other comprehensive income	—	87	87
Stock-based compensation	23,705	—	23,705
Balance at January 26, 2022 (Predecessor)	$(42,185)	$515	$(41,670)

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Successor		Predecessor
	December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Cash Flows from Operating Activities
Net loss	$(285,585)	$(441,322)	$(37,061)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	105,208	118,652	1,000
Stock-based compensation	53,085	108,323	23,705
Impairment of goodwill	115,483	372,728	—
Impairment of assets held for sale	3,276	—	—
Loss on sale of business	4,247	—	—
Amortization of debt issuance costs	6,418	4,836	—
Noncash lease expense	1,680	1,532	115
Change in fair value of Warrant liabilities	(5,109)	3,751	—
Deferred tax benefits	(22,330)	(118,048)	(816)
Loss on extinguishment of related-party debt	2,004	—	—
Other	2,042	661	(9)
Changes in operating assets and liabilities
Accounts receivable	20,857	4,602	11,118
Prepaids and other assets	5,207	(3,348)	1,069
Accounts payable	(6,796)	2,121	(67,600)
Accrued expenses and other liabilities	(19,438)	(22,034)	57,488
Deferred revenue	15,273	9,008	311
Long-term earnout liabilities	(20,000)	(20,000)	—
Other long-term liabilities	(264)	(18,145)	77
Net cash provided by (used in) operating activities	(24,742)	3,317	(10,603)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,353)	(3,546)	—
Capitalized software development costs	(5,607)	(6,389)	(441)
Proceeds from sale of business, net of cash sold	211,139	—	—
Acquisition of businesses, net of cash acquired	—	(444,074)	—
Net cash provided by (used in) investing activities	203,179	(454,009)	(441)
Cash Flows from Financing Activities
Proceeds from Term Loan and 2022 Revolving Facility	—	450,000	—
Proceeds from related-party loan, net of lender fees	11,278	—	—
Repayments of related party loan, inclusive of lender fees	(2,699)	—	—
Proceeds from 2023 Revolving Note	64,000	—	—
Repayment of 2023 Revolving Note, inclusive of lender fees	(66,400)	—	—
Repayment of Term Loan	(20,000)	(187,488)	—
Repayment of 2022 Revolving Facility	(50,000)	—	—
Payments for financing costs	—	(24,845)	—
Payment of acquisition holdback	(1,935)	(1,715)	—
Payment of promissory note	(5,156)	—	—
Taxes paid related to net settlement of stock awards	(3,063)	(2,090)	—
Redemptions of Class A common stock	—	(510,469)	—
Proceeds from Warrant exercises	—	5,027	—
Purchases of treasury stock	—	(1,122)	—
Cash received from the Backstop	—	246,484	—
Distributions to members	(97)	(1,511)	—
Net cash used in financing activities	(74,072)	(27,729)	—
Effect of exchange rate changes in cash, cash equivalent and restricted cash	10	(57)	(19)

Net increase (decrease) in cash, cash equivalents and restricted cash	104,375	(478,478)	(11,063)
Cash and cash equivalents and restricted cash, beginning of the period	39,075	517,553	48,639
Cash and cash equivalents and restricted cash, end of the period	$143,450	$39,075	$37,576
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$135,343	$8,905	$36,833
Restricted cash	8,107	11,112	743
Cash and restricted cash included in assets held for sale from discontinued operations	—	19,058	—
Total cash, cash equivalents and restricted cash	$143,450	$39,075	$37,576

Supplemental cash flow information:
Cash paid for income taxes	$7,102	$8,298	$241
Cash paid for interest	$42,875	$25,993	$932
Cash paid for operating lease liabilities	$2,141	$2,199	$175
Operating lease assets obtained in exchange for operating lease liabilities	$—	$2,064	$7,987
Tenant improvements paid by lessor	$—	$636	$—
Stock-based compensation included in capitalized software development costs	$2,008	$817	$—
Equity issuance to settle intercompany loan	$—	$—	$941
Settlement of incentive plan through issuance of common stock	$1,658	$—	$—
Restructuring of holdback liability to promissory note	$5,156	$—	$—
Deferred consideration for acquisition	$—	$6,850	$—

See notes to consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.Organization and Description of Business

System1, Inc. and subsidiaries (the “Company”, “we”, “our” or “us”) operates an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire end-users, RAMP allows us to monetize such end users through our relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP also allows third party advertising platforms and publishers (“Network Partners”), to send user traffic to, and monetize end user traffic on, our owned and operated websites or through our monetization agreements. RAMP operates across our network of owned and operated websites and related products, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Facebook, Zemanta, Taboola, and TikTok.

Our primary operations are in the United States, and we also have operations in Canada and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems, as well as various political and economic environments. Among these risks are changes in existing tax laws changes in the regulatory framework in foreign jurisdictions, data privacy laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls, exposure to currency exchange fluctuations and employment laws impacting foreign employees. We do not engage in hedging activities to mitigate our exposure to fluctuations in foreign currency exchange rates.

We, through Total Security Limited, formerly known as Protected.net Group Limited (“Protected”), also provided antivirus software solutions, offering customers a single packaged solution that provides protection and reporting to the end user. On September 6, 2023, we announced that we had received a non-binding indication of intent from Just Develop It Limited (“JDI”), one of our significant shareholders, which is principally owned and managed by certain members of the Protected management team ("Purchasing Parties"), related to the potential acquisition of Protected. Subsequently, on November 30, 2023, we completed the sale of Protected, including our antivirus and consumer privacy software solutions, pursuant to the terms of a share purchase agreement (“Share Purchase Agreement”). Pursuant to the Share Purchase Agreement, the Purchasing Parties acquired all of the outstanding preference and ordinary shares (“Protected Disposition”) of Protected for total consideration comprised: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value $0.0001 per share, owned by the Purchasing Parties and (c) confirmation from JDI, Protected and the CEO of the Total Security business that the financial performance benchmarks related to certain contingent earnout payments (the "Protected Incentive Plan") based on the future performance of Protected’s business in an aggregate amount of up to $60.0 million contemplated by the Business Combination Agreement related to the Merger (see Note 3, Merger), will, as a result of the Protected Disposition, no longer be achievable.

The results of operations of our Protected business prior to its sale are presented as net loss from discontinued operations in our consolidated statements of operations for all periods presented, and the assets and liabilities for our Protected business prior to its sale have been classified as held for sale from discontinued operations and segregated for all periods presented in the consolidated balance sheets (see Note 19, Discontinued Operations).

We have two reportable segments: Owned and Operated Advertising and Partner Network (see Note 16, Segment Reporting).

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

As of June 1, 2023, we had not delivered audited financial statements for the fiscal year ended December 31, 2022 to Bank of America as required by the covenants of the Term Loan. The failure to timely deliver the audited financial statements resulted in an event of default under the Term Loan and provided Bank of America the ability to immediately call the outstanding principal balances of the Term Loan and Revolving Facility of $430.0 million, at the request of, or with the consent of, the required majority of lenders until the time that the 2022 audited financial statements were delivered to Bank of America. We did not have sufficient liquidity to settle the outstanding principal balances should they be called, nor had we identified sufficient alternative sources of capital. As a result, this matter raised substantial doubt about our ability to continue as a going concern. We delivered the 2022 audited financial statements to Bank of America on June 6, 2023, resulting in the remediation of the event of default. Accordingly, Bank of America no longer had the ability to call the outstanding principal balances on the Term Loan and Revolving Facility.

Starting in the third quarter of 2022 and continuing into 2023, we experienced declining cash flows and financial performance as a result of deteriorating macroeconomic conditions, resulting in reductions in both advertiser and overall consumer demand for our marketing services. In response to these conditions, we obtained additional financing in the second quarter of 2023 which was expected to provide us with sufficient liquidity to manage through the current business environment. However, subsequent to the quarter ended June 30, 2023, we experienced increased customer acquisition costs in addition to the loss of a significant Network Partner, both of which further negatively impacted our future cash forecasts and negatively impacted our forecasted compliance with the maximum leverage ratio covenant of the Term Loan (see Note 11, Debt, Net). Accordingly, we determined that there was substantial doubt about our ability to continue as a going concern as of June 30, 2023 and September 30, 2023. We had an accumulated deficit of $707.7 million as of December 31, 2023, a net loss of $285.6 million for the year ended December 31, 2023, and had cash outflows from operations of $24.7 million for the year ended December 31, 2023.

On November 30, 2023, we completed the sale of Protected, which resulted in a net inflow of cash of $180.3 million, net of transaction expenses and after mandatory and voluntary debt payoffs (see Note 19, Discontinued Operations). As of December 31, 2023, we have paid off or paid down all of our outstanding notes, revolvers and loans (see Note 11, Debt, Net and Note 12, Related-Party Transactions), with the exception of the Term Loan and had unrestricted cash on hand of $135.3 million.

On January 17, 2024, we completed the repurchase of $63.7 million in principal amount of our Term Loan for an aggregate purchase price of $40.9 million pursuant to a Dutch auction tender offer (see Note 11, Debt, Net). Following the repurchase, the outstanding principal amount of the Term Loan was $301.3 million. We have principal and interest payments due of approximately $5.0 million and $6.6 million, respectively, per quarter on our Term Loan, and as of the date of this filing, we have available capacity of $50.0 million under the 2022 Revolving Note, subject to maximum leverage ratio covenant (see Note 11, Debt, Net). In addition, we have implemented a significant reduction in headcount in both the second quarter of 2023 and in early September 2023, resulting in approximately $14.5 million of annualized prospective cash savings.

As a result of the net cash inflow from the sale of Protected and an evaluation of our forecasted future cash flows from operating activities (including the impact of the headcount reductions taken in the second and third quarters of 2023), we believe that we have sufficient resources to continue as a going concern for the twelve-month period following the date these financial statements are issued. Accordingly, we have alleviated the substantial doubt regarding our ability to continue as a going concern that previously existed as of September 30, 2023, and we will have sufficient liquidity to meet our obligations as they become due over the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We were a special purpose acquisition company originally incorporated as a Cayman Islands exempted company on February 11, 2020 under the name Trebia Acquisition Corp. (“Trebia”). We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On January 27, 2022, we consummated a business combination ("Merger"), which resulted in the acquisition of S1 Holdco, LLC ("S1 Holdco") and Protected.

We were deemed the accounting acquirer in the Merger, and S1 Holdco was deemed to be the predecessor entity. Accordingly, the historical financial statements of S1 Holdco became the historical financial statements of ours, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of S1 Holdco prior to the Merger ("Predecessor") and (ii) the combined results of our, including S1 Holdco and Protected following the closing of the Merger ("Successor"). The accompanying financial statements include a Predecessor period, which was the period January 1, 2022 through January 26, 2022, concurrent with completion of the Merger and Successor periods from January 27, 2022 through December 31, 2022, and thereafter. As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Merger resulted in a new basis of accounting for S1 Holdco.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of System1, Inc. and its subsidiaries for the Successor periods, and S1 Holdco for the Predecessor period. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements.

Revision of Previously Issued Consolidated Financial Statements

During the fourth quarter of 2023, we identified errors related to our previously issued financial statements as of and for the year ended December 31, 2022 as follows:

a.Goodwill and deferred tax liabilities were understated by $6.4 million on the opening balance sheet as of the Merger in the first quarter of 2022 due to an error in the determining the outside basis difference in S1 Holdco. The goodwill recorded was subsequently impaired in the third and fourth quarters of 2022. The error impacted the consolidated balance sheets, consolidated statements of operations, and consolidated statement of cash flows.

b.Accrued expenses and other current liabilities were understated by $0.8 million, additional paid-in capital was understated by $2.3 million and salaries and benefits expense was understated by $3.1 million as a result of our not accelerating expenses upon forfeiture of certain cash and equity Replacement Awards granted during the Merger that impacted the consolidated balance sheet, consolidated statements of operations, the consolidated statements of changes in stockholders' equity, and consolidated statement of cash flows.

c.We did not appropriately account for changes in equity and earnings per share, specifically:
(i) the carrying amount of non-controlling interest was not updated as changes in ownership events occurred during each reporting period,
(ii) certain equity replacement awards granted during the Merger were not properly considered in the allocation of net income (loss) to controlling and non-controlling interest and earnings per share. These errors impact the consolidated balance sheets, consolidated statement of operations, consolidated statements of changes in stockholders' equity, and consolidated statement of cash flows.

d.We made additional corrections for other immaterial errors.

e.We adjusted for the tax impacts of the errors described above.

We concluded that the errors were not material, either individually or in the aggregate, to our previously issued consolidated financial statements for each of the impacted periods. To correct the immaterial errors, we have revised our previously issued Consolidated Financial Statements as of and for the period ended December 31, 2022.

We have revised the consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of changes in stockholders' equity, and consolidated statement of cash flows for the period ended December 31, 2022, as well as the associated Notes to the consolidated financial statements to reflect the correction of these immaterial errors in this Annual Report on Form 10-K for the year ended December 31, 2023.

With respect to the impact of the errors on the previously issued unaudited quarterly financial information for fiscal year 2022 and 2023, we concluded that the errors identified in each interim period were immaterial to the respective unaudited interim condensed consolidated financial statements and were consistent in nature to the revisions discussed above, with the addition of a $6.8 million misclassification as of June 30, 2023, between cash and cash equivalents and restricted cash – current, which understated cash and cash equivalents and overstated restricted cash. The restricted cash related to Protected and will be presented as Cash and restricted cash included in assets held for sale from discontinued operations in the June 30, 2024 Form 10-Q. As such, we have not included disclosure of the impact of the revisions and the impact of reporting Discontinued Operations related to the sale of Protected, for the 2022 or 2023 unaudited interim condensed consolidated financial statements within this Form 10-K. We will present the revisions of our previously issued 2023 unaudited interim condensed consolidated financial statements and associated Notes to the condensed consolidated financial statements in connection with the future filings of our 2024 interim reporting on Form 10-Q for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024.

The following table reflects the revisions and the impact of reporting Discontinued Operations related to the sale of Protected to the previously issued consolidated balance sheet as of December 31, 2022:

	Successor
	December 31, 2022
	As Previously Reported	Revision Adjustments		As Revised	Impact of Reclassification of Discontinued Operations	As Currently Reported
Accrued expenses and other current liabilities	95,447	790	(b)	96,237	(10,457)	85,780
Total current liabilities	210,285	790		211,075	—	211,075
Deferred tax liability	43,355	1,327	(a) (e)	44,682	(15,286)	29,396
Total liabilities	687,668	2,117		689,785	—	689,785
Additional paid-in capital	829,687	1,879	(b) (c)	831,566	—	831,566
Accumulated deficit	(445,301)	6,005	(b) (c)	(439,296)		(439,296)
Accumulated other comprehensive loss	(417)	157	(e)	(260)	—	(260)
Total stockholders' equity attributable to System1, Inc.	383,980	8,041		392,021	—	392,021
Non-controlling interest	88,808	(10,158)	(c)	78,650	—	78,650
Total stockholders' equity	472,788	(2,117)		470,671	—	470,671
Total liabilities and stockholders' equity	$1,160,456	$—		$1,160,456	$—	$1,160,456

The following table reflects the revisions and the impact of reporting Discontinued Operations related to the sale of Protected to the previously issued consolidated statement of operations, for the period from January 27, 2022 through December 31, 2022:

	Successor
	Period from January 27, 2022 through December 31, 2022
	As Previously Reported	Revision Adjustments		As Revised	Impact of Reclassification of Discontinued Operations	As Currently Reported
Salaries and benefits	194,976	3,074	(b)	198,050	(60,005)	138,045
Impairment of goodwill	366,309	6,419	(a)	372,728	—	372,728
Total operating expenses	1,282,194	9,493		1,291,687	(221,775)	1,069,912
Operating loss	(508,254)	(9,493)		(517,747)	60,064	(457,683)
Total other expense	35,801	—		35,801	(441)	35,360
Loss before income tax	(544,055)	(9,493)		(553,548)	60,505	(493,043)
Income tax benefit	(101,976)	(10,250)	(a) (e)	(112,226)	3,546	(108,680)
Net loss from continuing operations	(442,079)	757		(441,322)	56,959	(384,363)
Net loss from discontinued operations, net of tax	—	—		—	(56,959)	(56,959)
Net loss	(442,079)	757		(441,322)	—	(441,322)
Less: Net loss from continuing operations attributable to non-controlling interest	(105,682)	(5,248)	(c)	(110,930)	11,089	(99,841)
Less: Net loss from discontinued operations attributable to non-controlling interest	—	—		—	(11,089)	(11,089)
Net loss attributable to System1, Inc.	$(336,397)	$6,005		$(330,392)	$—	$(330,392)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(336,397)	$6,005	(c)	$(330,392)	$45,870	$(284,522)
Net loss from discontinued operations	—			—	(45,870)	(45,870)
Net loss attributable to System1, Inc.	$(336,397)	$6,005		$(330,392)	$—	$(330,392)

Basic and diluted net loss per share:
Continuing operations	$(3.77)	$0.07	(c)	$(3.70)	$(0.51)	$(3.19)
Discontinued operations	—	—		—	(0.51)	(0.51)
Basic and diluted net loss per share	$(3.77)	$0.07		$(3.70)	$—	$(3.70)

Weighted average number of shares outstanding - basic and diluted	89,251	59	(c)	89,310		89,310

The following table reflects the revisions related to the sale of Protected to the previously issued consolidated statement of comprehensive loss for the period from January 27, 2022 through December 31, 2022:

	Successor
	Period from January 27, 2022 through December 31, 2022
	As Previously Reported	Revision Adjustments		As Revised and Currently Reported
Net loss	$(442,079)	$757	(a) (b) (e)	$(441,322)
Other comprehensive income (loss)
Foreign currency translation income (loss)	(394)	—		(394)
Comprehensive loss	(442,473)	757		(441,716)
Comprehensive loss attributable to non-controlling interest	(105,682)	(5,248)	(c)	(110,930)
Comprehensive loss attributable to System1, Inc.	$(336,791)	$6,005		$(330,786)

The following tables reflects the revisions to the previously issued consolidated statement of changes in stockholders' equity for the period from January 27, 2022 through December 31, 2022. Although the impact is pervasive throughout the consolidated statement of changes in stockholders' equity as a result of the errors described above, the most significant impact is an additional net loss of $0.8 million, a reduction of non-controlling interest of $10.2 million, an increase in accumulated deficit of $6.0 million and an increase in additional paid-in-capital of $1.9 million

	Successor
	Class A Common Stock		Class C Common Stock		Class D Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Previously Reported
Balance at January 27, 2022	80,767	$8	22,077	$2	1,450	$—	$722,362	$(107,797)	$—	$198,691	$813,266
Net loss	—	—	—	—	—	—	—	(336,397)	—	(105,682)	(442,079)
Exercise of warrants	3,969	—	—	—	—	—	27,989	—	—	—	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	968	—	—	—	—	—	(2,089)	—	—	—	(2,089)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	661	—	—	—	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	25,500	—	—	—	25,500
Issuance of market-based restricted stock units	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	—	—	—	—	1
Conversion of Class C shares to Class A shares	330	—	(330)	—	—	—	2,714	—	—	(2,714)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	(41)	—	—	—	(41)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(2,596)	—	—	—	(2,596)
Other comprehensive income	—	—	—	—	—	—	—	—	(417)	24	(393)
Stock-based compensation	—	—	—	—	—	—	55,187	—	—	—	55,187
Distribution to members	—	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Class A common stock repurchases	(190)	—	—	—	—	—	—	(1,107)	—	—	(1,107)
Balance at December 31, 2022	91,674	$9	21,747	$2	—	$—	$829,687	$(445,301)	$(417)	$88,808	$472,788

Revision Adjustments
Net loss	—	—	—	—	—	—	—	6,005	—	(5,248)	757	(a) (b) (c) (e)
Exercise of warrants	—	—	—	—	—	—	6,359	—	—	(6,359)	—	(c)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	—	—	—	—	(598)	—	—	598	—	(b) (c)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	—	—	—	—	—	—	1,736	—	—	(1,736)	—	(c)
Issuance of common stock in connection with the acquisition of business	—	—	—	—	—	—	3,734	—	—	(3,734)	—	(c)
Conversion of Class D shares to Class A shares	—	—	—	—	—	—	5,414	—	—	(5,414)	—	(c)
Conversion of Class C shares to Class A shares	—	—	—	—	—	—	20	—	—	(20)	—	(c)

Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(5,314)	—	157	—	(5,157)	(e)
Other comprehensive income	—	—	—	—	—	—	—	—		(1)	(1)	(e)
Stock-based compensation	—	—	—	—	—	—	(9,736)	—	—	12,020	2,284	(b) (c)
Class A common stock repurchases	—	—	—	—	—	—	264	—	—	(264)	—	(c)
Balance at December 31, 2022	—	$—	—	$—	—	$—	$1,879	$6,005	$157	$(10,158)	$(2,117)

As Revised
Net loss	—	—	—	—	—	—	—	(330,392)	—	(110,930)	(441,322)
Exercise of warrants	3,969	—	—	—	—	—	34,348	—	—	(6,359)	27,989
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	968	—	—	—	—	—	(2,687)	—	—	598	(2,089)
Issuance of common stock in connection with the Merger, net of offering costs, underwriting discounts and commissions	930	—	—	—	—	—	2,397	—	—	(1,736)	661
Issuance of common stock in connection with the acquisition of business	2,000	—	—	—	—	—	29,234	—	—	(3,734)	25,500
Issuance of market-based restricted stock units	—	—	—	—	1,450	—	—	—	—	—	—
Conversion of Class D shares to Class A shares	2,900	1	—	—	(2,900)	—	5,414	—	—	(5,414)	1
Conversion of Class C shares to Class A shares	330	—	(330)	—	—	—	2,734	—	—	(2,734)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	(41)	—	—	—	(41)
Net deferred tax liability resulting from changes in outside basis difference on investment in S1 Holdco, LLC	—	—	—	—	—	—	(7,910)	—	157	—	(7,753)
Other comprehensive income	—	—	—	—	—	—	—	—	(417)	23	(394)
Stock-based compensation	—	—	—	—	—	—	45,451	—	—	12,020	57,471
Distribution to members	—	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Class A common stock repurchases	(190)	—	—	—	—	—	264	(1,107)	—	(264)	(1,107)
Balance at December 31, 2022	91,674	$9	21,747	$2	—	$—	$831,566	$(439,296)	$(260)	$78,650	$470,671

The following table reflects the revisions to the previously issued consolidated statement of cash flows for the period from January 27, 2022 through December 31, 2022:

	Successor
	Period from January 27, 2022 through December 31, 2022
	As Previously Reported	Revision Adjustments		As Currently Reported
Cash Flows from Operating Activities
Net loss	$(442,079)	$757	(a) (b) (e)	$(441,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	106,943	1,380	(b) (d)	108,323
Impairment of goodwill	366,309	6,419	(a)	372,728
Deferred tax benefits	(107,798)	(10,250)	(a) (e)	(118,048)
Changes in operating assets and liabilities
Accrued expenses and other liabilities	(13,478)	(8,556)	(b) (d)	(22,034)
Other long-term liabilities	(28,395)	10,250	(a) (e)	(18,145)
Net cash provided by (used in) operating activities	$3,317	$—		$3,317

Risks and Concentrations

We are subject to certain business and operational risks, including competition from alternative technologies, as well as dependence on key Advertising Partners, key employees, key contracts, and growth to achieve our business and operational objectives.

Concentrations

The following table illustrates the concentration as a percentage of total revenue for our key Advertising Partners:

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Google	85%	86%	88%

As of December 31, 2023 (Successor), we had (i) two paid search advertising partnership agreements with Google, and (ii) one paid search advertising partnership agreement with Microsoft. The Google agreements are in effect through February 28, 2025, and March 31, 2024, respectively. The agreement with Microsoft (our next largest Advertising Partner by revenue) is in effect through June 30, 2025. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.

Accounts receivable are primarily derived from Advertising Partners located within the United States. As of December 31, 2023 (Successor), Google and Yahoo, represented 69% and 6%, respectively, of our accounts receivables balance. As of December 31, 2022 (Successor), these two Advertising Partners represented 68% and 11%, respectively, of our accounts receivables balance.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management’s estimates are based on historical information available as of the date of the consolidated financial statements and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, valuation of goodwill, acquired intangible assets, assets held for sale and long-lived assets, valuation and recognition of stock-based compensation awards, income taxes, contingent consideration and determination of the fair value of the warrant liabilities. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits. Cash is deposited with high-credit-quality financial institutions and, at times, such balances with any one financial institution may exceed the insurance limits of the prevailing regulatory body. Historically, we have not experienced any losses related to these cash balances and we believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Accounts Receivable, Net

We maintain an allowance for doubtful accounts receivable for expected credit losses. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, creditworthiness of customers based on ongoing credit evaluation, the number of customers, specifically identified customer risks, historical write-off experience and the current economic environment, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The payment term for our accounts receivable is typically 30 days.

Foreign Currency

The functional currency of our wholly-owned subsidiaries is the currency of the primary economic environment in which they operate. Assets and liabilities are translated into U.S. dollars using exchange rates prevailing at the balance sheet date, while revenue and expenses are translated at average exchange rates during the year. Gains and losses resulting from the translation of our consolidated balance sheets are recorded as a component of accumulated other comprehensive (loss) income. Foreign currency transaction gains and losses are recorded in other income (expense), net on our consolidated statement of operations.

Warrant Liability

We account for the Public Warrants and Private Placement Warrants (collectively “Warrants”), as liabilities measured at fair value each balance sheet date, with changes in fair value recorded in Change in fair value of warrant liabilities in the consolidated statements of operations. Refer to Note 13, Warrants and Note 14, Fair Value Measurement.

Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure fair value based on a three-level hierarchy of inputs, maximizing the use of observable inputs, where available, and minimizing the use of unobservable inputs when measuring fair value. A financial instrument’s level within the three-level hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The three-level hierarchy of inputs is as follows:

Level 1: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions about current market conditions and require significant management judgment or estimation.

Financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and warrant liabilities. Cash equivalents and restricted cash are stated at fair value on a recurring basis. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. As of December 31, 2023 and 2022 (Successor), our outstanding debt included a Term Loan, for which fair value was estimated using an observable market quotation (Level 2).

Our liabilities measured at fair value relate to the Public Warrant liabilities (Level 1), Private Placement Warrant liabilities (Level 2), the former CEO of S1 Holdco's equity profits interest liability (Level 3) and contingent consideration (Level 3).

Certain assets, including goodwill, intangible assets, assets held for sale and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. We determine the fair value by applying Level 3 unobservable inputs.

Restricted Cash

Our restricted cash as of December 31, 2023 (Successor) and December 31, 2022 (Successor) primarily related to; (i) cash collateralized letter of credit we maintain in connection with our corporate office lease, (ii) escrow account related to unvested equity awards as of the closing of the Merger that will be cash settled, (iii) escrow account related to the indemnification of obligations related to the RoadWarrior acquisition and (iv) escrow account related to the postcombination compensation arrangement related to the CouponFollow acquisition.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are charged to expense as incurred, while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, and any resulting gain or loss is included in selling, general, and administrative expense on the consolidated statements of operations.

The estimated useful lives of our property and equipment for purposes of computing depreciation are as follows (in years):

Computer equipment	3
Office equipment	3
Furniture, fixtures and equipment	3	-	7
Leasehold improvements	Shorter of the remaining lease term or estimated useful life for leasehold improvements.

Internal-Use Software Development Costs, Net

Internal-use software development costs are stated at cost, less accumulated amortization. We capitalize certain internal-use software development costs associated with creating and enhancing internally developed software related to our technology infrastructure, including continuing to develop and deploy our RAMP platform. Deployment activities focus on enhancement of our customer acquisition capabilities, including website enhancements and tools for marketing support, and upgrades of dashboards and reporting tools. These costs are comprised of personnel costs, which include salaries, bonuses, stock-based compensation and employee benefits’ expenses for employees who are directly associated with, and who devote significant time to, software projects, as well as external direct costs of materials and services consumed in developing or obtaining the software. Internal-use software development costs that do not meet the qualification for capitalization are expensed as incurred, and are recorded in salaries and benefits expense on the consolidated statement of operations.

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

Internal-use software development costs are amortized using a straight-line method over an estimated useful life of three years, commencing when the software is ready for our intended use, which approximates the period over which the expected benefits will be derived. We do not transfer ownership of or software or lease our software to third parties.

Intangible Assets

Intangible assets primarily consist of acquired technology, customer relationships and trade names/trademarks. We determine the appropriate useful life based on management’s estimate of the applicable intangible asset’s remaining economic useful life at the time of acquisition. Intangible assets are generally amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. The fair value of the intangible assets acquired in a business combination are determined as follows; (i) trademarks using the relief from royalty method under the income-based approach. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the trademarks, and a discount rate; (ii) customer relationships using an excess-earnings method utilizing distributor inputs. Key assumptions include customer attrition rate, revenue growth rate, existing customer revenue, deferred revenue, and a discount rate; and (iii) technology using the excess-earnings method. Key assumptions include forecasted revenue, technology migration rate and a discount rate.

The estimated useful lives of our intangible assets are as follows (in years):

	Useful Life
Developed technology	4
Customer relationships	3	-	5
Trademarks and trade names	10
Other intangibles	4

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that their carrying value may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used; significant adverse changes in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of our previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We assess recoverability of our long-lived assets by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining useful lives inclusive of an estimated residual value. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment has occurred. Refer to Note 6, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net.

Assets and Liabilities Held for Sale

We report a business as held for sale when management has received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell, which is required to be remeasured each reporting period. If the carrying amount of the business exceeds its estimated fair value, which is based on the estimated sales price of the transaction, less costs to sell, a loss is recognized. Depreciation and amortization is not recorded on assets of a business classified as held for sale. Refer to Note 19, Discontinued Operations.

Discontinued Operations

We present discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results of discontinued operations are reported in net income from discontinued operations in the consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale which also meets the criteria for discontinued operations are segregated in the consolidated balance sheets for the current and prior periods presented. Refer to Note 19, Discontinued Operations.

Business Combinations

We allocate the consideration transferred to the fair value of assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, including estimating average industry multiples, customer and service attrition rate, forecasted revenue and revenue growth rates, existing customer revenue, deferred revenue, discount rates, technology migration rates, royalty rates and estimating future cash flows. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Transaction costs associated with business combinations are expensed as incurred and are included in selling, general and administrative expenses on our consolidated statements of operations. When the purchase consideration includes contingent consideration, we record the fair value of the contingent consideration as of the date of acquisition, and subsequently remeasure the contingent consideration at fair value as of each reporting date through our consolidated statements of operations.

Goodwill

We perform annual impairment testing on goodwill in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below our carrying value. We have the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than our carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with our respective carrying amount, including goodwill. If the estimated fair value exceeds carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than carrying amount, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

The fair values of our reporting units are computed by weighting a discounted cash flow model and a reference transaction model which included inputs developed using both internal and market-based data, or in a disposal transaction based on the best indicator of fair value which might include the proceeds to be received upon sale. Our key assumptions in the discounted cash flow model included, but were not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflected the increases in market interest rates. Our reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in this model include, but were not limited to, the selection of comparable transactions, and the revenue and EBITDA multiples and EBITDA margins from those transactions. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

We completed a qualitative assessment of our Partner Network reporting unit, the only reporting unit with goodwill, and determined it is not more likely than not that the fair value of the reporting unit is less than the carrying amount for fiscal 2023. Refer to Note 6, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net, regarding impairment of goodwill in fiscal 2022 and Note 19, Discontinued Operations regarding discontinued operation impairments in fiscal 2023.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Revenue Recognition
We recognize revenue when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We determine revenue recognition through the following steps; (i) Identification of a contract with a customer, (ii) Identification of the performance obligations in the contract, (iii) Determination of the transaction price, (iv) Allocation of the transaction price to the performance obligations in the contract, and (v) Recognition of revenue when or as the performance obligations are satisfied.

Advertising

We earn revenue by directly acquiring traffic to our owned and operated websites and utilizing our RAMP platform and additional services to generate end-users for our Advertising Partners. For this revenue stream, we are the principal in the transaction and report revenue on a gross basis for the amounts received from Advertising Partners. For this revenue, we have determined that we are the principal since we have a risk of loss on the user-traffic that we are acquiring for monetization with our Advertising Partners, and, in the case of our owned and operated websites, we maintain the website, provide the content and bear the cost and risk of loss associated with the digital online inventory available on our website.

Revenue is also earned from revenue-sharing arrangements with our Network Partners related to the use of our RAMP platform and additional services provided to them in order to direct advertising by our Advertising Partners to their digital online inventory. We have determined that we are the agent in these transactions and therefore report revenue on a net basis, because (a) we do not control the underlying digital online inventory, (b) we do not acquire the corresponding user-traffic and do not have risk of loss in connection therewith, and (c) the pricing is in the form of a substantively fixed-percentage revenue-sharing arrangement. We report the revenue generated under our revenue-sharing arrangements on a net basis, based on the difference between amounts received by us from our Advertising Partners, less amounts remitted to the Network Partners based on the underlying revenue-sharing agreements.

We recognize revenue upon delivering user-traffic to our Advertising Partners based on a cost-per-click or cost-per-thousand impression basis.

Cost of Revenue

Cost of revenue primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to our websites, as well as domain name registration costs and licensing costs to provide mapping services to Mapquest.com. We do not pre-pay any traffic acquisition costs, and therefore, we expense such costs as incurred.

Salaries and Benefits

Salaries and benefits expenses include salaries, bonuses, stock-based compensation and employee benefits costs.

Stock-Based Compensation

Compensation cost related to stock-based payments is measured based on the fair value of the units issued and recognized in salaries and benefits expenses on our consolidated statement of operations. We have elected to treat stock-based payment awards with time-based service condition(s) only as a single award, with the related compensation expense recognized on a straight-line basis.

Predecessor Period

The assumptions used in the Black-Scholes model to value equity in the Predecessor period are based upon the following; (i) the fair value of S1 Holdco’s equity was determined by S1 Holdco’s Board of Directors, with input from management and contemporaneous valuation reports prepared by a third-party valuation specialist, as the equity was not publicly traded, (ii) the expected term of the award was estimated by considering the contractual term and vesting period of the award, the employees’ expected exercise behavior and the post-vesting employee turnover rate. For non-employees, the expected life equals the contractual term of the award, (iii) the risk-free interest rate was based on published U.S. Treasury Department interest rates for the expected term of the underlying award and (iv) the volatility was based on the expected unit price volatility of the underlying units over the expected term of the award which was based upon historical share price data of an index of comparable publicly traded companies.

Replacement Awards

Pursuant to the Merger, we were required to replace certain profits interests awards, the value creation units ("VCU") and Class F Units ("F Units"), with a combination of a restricted stock unit (“RSU”) in our shares and a cash award (collectively, "Replacement Awards”). The fair value of the Replacement Awards was derived utilizing the transaction closing price of $10.00. The Merger triggered a liquidating event, therefore, the portion of the Replacement Awards issued in connection with the Merger that was associated with services rendered through the date of the Merger are included in the total consideration transferred, with the exception of the unvested awards subject to service vesting conditions where the service condition has not been completed. With regards to the remaining unvested portion of the Replacement Awards, we continue to recognize compensation expense on a straight-line basis over the original requisite service period and recognize forfeitures as they occur. For Replacement Awards forfeited prior to vesting, we recognize accelerated compensation expense for the remaining unvested shares, as a share of our common stock becomes issuable to the previous investors immediately upon forfeiture. For the cash portion of the Replacement Awards forfeited prior to vesting, we recognize accelerated compensation expense for the unpaid amount, as that cash amount becomes payable to the previous investors immediately upon forfeiture.

Post-Combination Awards

For awards granted subsequent to the Merger, our fair value of the related restricted stock units was derived from the market price of our Class A common stock, which is traded on the NYSE. As these awards are subject only to time-based service conditions, we recognize compensation expense for these awards on a straight-line basis over the requisite service period for each award, generally three years, and recognize forfeitures as they occur.

Liability Awards

In connection with the Merger and acquisition of Protected (see Note 3, Merger), we effected an incentive plan for eligible recipients, the Protected Incentive Plan, which is payable in a fixed value of fully-vested shares of our Class A common stock upon the satisfaction of certain performance and service conditions. The Protected Incentive Plan targets were deemed to no longer be achievable due to the sale of Protected (see Note 19, Discontinued Operations).

In connection with the acquisition of CouponFollow (see Note 4, Acquisitions) we effected an incentive plan for eligible recipients. Refer to Note 18, Stock-Based Compensation.

We recognize compensation cost for these liability awards with performance and service conditions if and when it is deemed probable that the performance condition will be achieved. The probability of vesting is evaluated at each reporting period taking into consideration actual results to-date and forecasts and compensation cost adjusted to reflect the completed portion of the service period with a graded vesting attribution.

Repurchased Shares

Repurchased shares of our common stock are retired, and the cost of the retired shares in excess of par value, including any direct and incremental costs associated with the repurchase, is recorded as a decrease in retained earnings.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of fees for professional services, occupancy costs, travel and entertainment. These costs are expensed as incurred.

Depreciation and Amortization

Depreciation and amortization expenses are primarily attributable to our capital investments and consist of property and equipment depreciation and amortization of intangible assets with finite lives.

Income Taxes

We are the sole managing member of S1 Holdco and, as a result, consolidate the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”, as applicable) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of our technical merits and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize both accrued interest and penalties, when appropriate, in the provision for income taxes on the consolidated statements of operations.

Non-Controlling Interest

We report a non-controlling interest representing the economic interest in S1 Holdco held by certain individuals and entities other than us. The non-controlling interest is comprised of certain selling equity holders of S1 Holdco that retained an economic interest through their ownership of Class B units in S1 Holdco as of the closing of the Merger, along with the same number of corresponding shares of Class C common stock in us. The non-controlling interest holders may, from time to time, require us to convert all or a portion of their economic interest via a redemption of their Class B units in S1 Holdco together with surrendering their corresponding shares of Class C common stock in us in exchange for shares of Class A common stock on a one-for-one basis. Upon the redemption of Class B Units, our Board of Directors may also elect to settle the non-controlling interest holder's Class B units in cash. We are required to maintain a one-to-one ratio of Class A common stock outstanding to our Class A units in S1 Holdco and Class C common stock to the non-controlling interest’s Class B units. As redemptions occur or other transactions result in the issuance or retirement of a share of Class A common stock, S1 Holdco is required to issue or retire a Class A unit in S1 Holdco to maintain in parity with the corresponding number of outstanding shares of Class A common stock. These transactions may result in a change in the total number of units outstanding in S1 Holdco and/or a change in the percentage that we own of S1 Holdco. As a result, any change in ownership that does not result in a change of control is accounted for as an equity transaction and we adjust for the re-allocation of equity between us and our non-controlling interest.

The following table summarizes the ownership interest in S1 Holdco as of December 31, 2023 (Successor), based on shares issued and outstanding.

	Units (in thousands)	Ownership %
Class A units of S1 Holdco	65,855	75%
Class B units of S1 Holdco	21,513	25%

Recent Accounting Pronouncements

On January 1, 2023, we adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Loss on Financial Instruments". Accordingly, upon adoption of this new standard, we recorded an allowance for credit losses of $0.3 million, with a corresponding cumulative adjustment to the beginning balance of accumulated deficit in the first quarter of fiscal 2023.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3.Merger

On June 28, 2021, we entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022) (“Business Combination Agreement”), by and among S1 Holdco, Trebia, and Protected (collectively, “Companies”). On January 26, 2022 (“Closing Date”), we consummated the business combination ("Merger") pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company is organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco. Until the disposition of Protected in November 2023, the combined Companies’ business continued to operate through the subsidiaries of S1 Holdco and Protected. Additionally, Trebia’s ordinary shares and public Warrants ceased trading on the NYSE, and System1 Inc.'s Class A common stock and the Public Warrants began trading on the NYSE on January 28, 2022 under the symbols “SST” and “SST.WS,” respectively.

The consideration paid to the existing equity holders of S1 Holdco and Protected in connection with the Merger consisted of the following:

•Cash;
•Class A common stock;
•Class C common stock;
•Replacement Awards.

The aggregate cash consideration was $440.2 million.

The aggregate equity consideration paid and/or retained for S1 Holdco Class B Units was $610.1 million, consisting of (a) the aggregate equity consideration payable under the Business Combination Agreement, consisting of shares of Class A common stock and Replacement Awards, and (b) the aggregate Class B Units in S1 Holdco retained by S1 Holdco equity holders at the Closing.

The fair value of the Class A common stock was determined by utilizing the transaction closing price per share per the Business Combination Agreement of $10.00 and a discount of 10%, as the shares were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics.

Additionally, the aggregate Class B units in S1 Holdco retained by S1 Holdco equity holders at the Closing Date resulted in a non-controlling interest. The 22.1 million Class B units in S1 Holdco and the corresponding Class C common stock in us were determined to have an estimated value of $198.7 million. As the Class B units in S1 Holdco together with the corresponding shares of our Class C common stock are exchangeable for shares of Class A common stock on a one-for-one basis, the fair value was determined using the same method as for the shares of

Class A common stock, utilizing the transaction closing price of $10.00 and a discount of 10% (as the units and the corresponding shares of Class C common stock were not immediately available for sale upon issuance and this restriction is viewed to be a function of the security characteristics). The fair value of $198.7 million was included in non-controlling interest on the consolidated balance sheets and consolidated statements of changes in stockholders' equity.

In connection with the Merger, System1 and Cannae Holdings, Inc. (“Cannae”), an investor in the Sponsor of Trebia, entered into a backstop agreement (“Backstop Agreement”) on June 28, 2021, as amended on January 10, 2022, whereby Cannae agreed, to subscribe for up to 25.0 million shares of Trebia Class A common stock in order to fund up to $250.0 million of redemptions by shareholders of Trebia. See discussion below regarding the Amended and Restated Sponsor Agreement, which was amended in conjunction with the Backstop Agreement. As a result of shareholder redemptions, Cannae provided $246.5 million of the cash used to fund the Closing Cash Consideration pursuant to its obligations under the Backstop Agreement and in exchange received 24.6 million shares of Class A common stock ("Backstop shares").

Additionally, pursuant to the Backstop Agreement, the Selling Shareholders (i.e., certain shareholders of S1 Holdco and Protected prior to the Merger) agreed that, in the event shareholders of Trebia requested redemption of Trebia outstanding equity immediately prior to the Merger in excess of a certain dollar value threshold, certain equity holders of S1 Holdco and Protected would reduce their cash consideration and proportionally increase their equity consideration for the Merger, which is referred to as the “Seller Backstop Election”. In the event that the Seller Backstop Election was made, the Sponsors would forfeit their shares to allow us to then issue shares to the Selling Shareholders. The Seller Backstop Election was triggered and, as a result, the Sponsors forfeited 0.9 million shares of Trebia Class B ordinary shares which were converted at time of Merger, at a one-to-one ratio, into shares of Class A common stock of System1 and delivered to the various selling shareholders of S1 Holdco (“Sponsor Promote Shares”). The total consideration amount, in a combination of cash and equity consideration, did not change from the amount agreed in the Business Combination Agreement due to this Seller Backstop Election. We recorded $7.7 million in Salaries and benefits expense and $0.7 million in Selling, general and administrative expense for Sponsor Promote Shares during the period January 27, 2022 through March 31, 2022 (Successor).

In connection with the execution of the Business Combination Agreement and the Backstop Agreement, on June 28, 2021, as amended on January 10, 2022, the sponsors of Trebia entered into the Amended and Restated Sponsor Agreement whereby the sponsors agreed to forfeit up to 2.6 million shares of Trebia Class B common stock in order for us to then issue the shares to Cannae (“Backstop forfeiture shares”), in exchange for Cannae entering into the Backstop Agreement. On January 27, 2022, based upon the final backstop funding provided by Cannae, the sponsors forfeited 2.5 million shares of Trebia Class B shares, after which we then issued 2.5 million shares of Class A common stock to Cannae. Trebia recorded a forward purchase liability of $25.3 million immediately prior to the Merger, representing the fair value of the Backstop shares and the Backstop forfeiture shares.

In accordance with the Amended and Restated Sponsor Agreement entered into concurrently with the Business Combination Agreement, we issued 1.5 million Class D shares to the Trebia sponsors in exchange for 1.5 million Trebia Class B shares ("Sponsor RSA"). The difference in the fair value of the two was treated as a capital contribution. The founders of S1 Holdco and Protected were also issued 1.5 million Class D shares ("Seller RSU"). Further, in connection with the Merger, we also effected an incentive plan for the Protected business.

Concurrently with the consummation of the Merger, System1 entered into a tax receivable agreement with the minority holders of S1 Holdco, (“Tax Receivable Agreement” or "TRA"), pursuant to which, among other things, the parties to the Tax Receivable Agreement have agreed to the allocation and payment of 85% of the actual savings, if any, in U.S. federal, state and local income tax that System1 may realize as a result of certain tax benefits (if any) related to the transactions contemplated by the Business Combination Agreement and future exchanges of Class B Units in S1 Holdco (together with the corresponding shares of our shares of Class C common stock) in exchange for shares of our Class A common stock. As of the Closing Date, the fair value of obligations under the TRA were determined to be zero as any tax savings were uncertain. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability are recognized in earnings. Refer to TRA discussion in Note 9, Income Taxes.

The Merger has been accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.

The purchase consideration, inclusive of the Protected assets and liabilities, was allocated to the following assets and liabilities (in thousands):

Tangible assets acquired and liabilities assumed:
Cash and marketable securities	$68,748
Accounts receivable	79,086
Prepaid expenses	7,807
Income tax receivable	4,566
Property, plant & equipment, net	1,551
Other assets	6,950
Accounts payable	(9,798)
Deferred revenue	(60,768)
Accrued expenses and other current liabilities	(110,004)
Income tax payable	(2,091)
Notes payable	(172,038)
Deferred tax liabilities	(145,032)
Other liabilities	(8,474)
Total tangible assets acquired and liabilities assumed	(339,497)
Trademarks - 10 years estimated useful life	246,400
Customer relationships - 4 years estimated useful life	119,700
Technology - 4 years estimated useful life	196,000
Goodwill	827,696
Net assets acquired	$1,050,299

Consideration:
Cash	$440,155
Equity	411,453
Total consideration attributable to System1	851,608
Total consideration attributable to non-controlling interest	198,691
Total consideration	$1,050,299

Goodwill is not deductible for tax purposes.

4.Acquisitions

Answers Holdings, Inc.

On May 4, 2022, we acquired the assets of Answers Holdings, Inc. and its subsidiaries ("Answers") for total cash consideration of $4.6 million. The results of Answers' operations from the date of acquisition have been included in our consolidated financial statements within the Owned and Operated Advertising segment.

The allocation of the total purchase consideration for this acquisition was as follows (in thousands):

Working capital	$32
Trademark - 10 years estimated useful life	1,100
Goodwill	3,500
Net assets acquired	$4,632

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations, and is deductible for tax purposes over 15 years. We incurred $0.1 million in transaction costs related to the acquisition.

NextGen Shopping, Inc.

On March 4, 2022, we acquired NextGen Shopping, Inc. (“CouponFollow”) for total cash consideration of $75.1 million, of which $16.4 million was deferred, $5.6 million was held-back, and $25.5 million related to the fair value of 2.0 million shares of Class A common stock issued. The fair value of the shares of Class A common stock was determined by utilizing the closing price per share on March 3, 2022, and a discount rate of 7.5%, as the shares were not immediately available for sale upon issuance, and this restriction was deemed to be a function of the security characteristics. The deferred consideration of $16.4 million was paid subsequent to the acquisition. The held-back consideration amount became payable eighteen months subsequent to the acquisition date, subject to our satisfaction of any potential post-closing purchase price adjustments and indemnification claims. The cash payment included the transaction costs of $3.1 million that we paid on behalf of CouponFollow in connection with the closing of the transaction. The results of CouponFollow’s operations from the date of acquisition have been included in our consolidated financial statements within the Owned and Operated Advertising segment.

In conjunction with this acquisition, we also committed to pay postcombination compensation of $8.5 million which is payable in cash and subject to continued services from certain individuals of CouponFollow. Separately, in conjunction with the acquisition, we entered into the CouponFollow Incentive Plan. On September 6, 2023, in connection with entering into the Senior Unsecured Promissory Note (the “Promissory Note”) with the seller and current employee of ours ("Lender") (see Note 12, Related-Party Transactions), the parties made certain modifications to the CouponFollow Incentive Plan (see Note 18, Stock-Based Compensation).

The allocation of the total purchase consideration for this acquisition was as follows (in thousands):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$21,232
Accounts receivable	5,860
Other current assets	446
Accounts payable	(116)
Accrued expenses and other current liabilities	(118)
Income tax payable	(197)
Deferred tax liabilities	(10,895)
Trademark - 10 years estimated useful life	38,100
Software - 4 years estimated useful life	4,100
Goodwill	42,175
Net assets acquired	$100,587

The goodwill is not deductible for tax purposes. We incurred $0.8 million in transaction costs related to the acquisition.

RoadWarrior, LLC

On February 9, 2022, we acquired the assets of RoadWarrior, LLC (“RoadWarrior”) for total cash consideration of $19.6 million. The results of RoadWarrior's operations from the date of acquisition have been included in our consolidated financial statements within the Owned and Operated Advertising segment.

The allocation of the total purchase consideration for this acquisition was as follows (in thousands):

Assets acquired and liabilities assumed:
Working capital	$155
Trademark - 10 years estimated useful life	2,200
Software - 4 years estimated useful life	1,000
Customer relationships - 3 years estimated useful life	1,300
Goodwill	14,981
Net assets acquired	$19,636

The goodwill arising from the acquisition consists largely of the expected synergies from combining operations as well as the value of the workforce. The goodwill is deductible for tax purposes over 15 years. We incurred $0.3 million in transaction costs related to the acquisition.

Unaudited Pro Forma Information

The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to assets acquired and liabilities assumed, adjustments for alignment of accounting policies, adjustments for transaction expenses, adjustments for certain stock-based compensation and equity related expenses incurred as a result of the transaction and the resulting tax effects, as if the Merger and acquisitions of Answers, CouponFollow and RoadWarrior occurred January 1, 2021. The pro forma results do not include any anticipated cost synergies or other effects of the merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor is it indicative of the future operating results of the combined company. The following table provides unaudited pro forma information as if the 2022 acquisitions occurred as of January 1, 2021 (in thousands).

Year Ended December 31, 2022 (Successor)
Pro forma revenue	$682,161
Pro forma net loss	$(366,278)

5.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	Successor
	December 31,
	2023	2022
Computer equipment	$812	$559
Furniture and equipment	928	560
Leasehold improvements	2,511	2,468
Total	4,251	3,587
Less accumulated depreciation	(1,167)	(425)
Property and equipment, net	$3,084	$3,162

The aggregate depreciation expense related to property and equipment was $0.8 million and $0.5 million for the year ended December 31, 2023 (Successor) and for the period from January 27, 2022 through December 31, 2022 (Successor), respectively. The aggregate depreciation expense related to property and equipment was not material for the period from January 1, 2022 through January 26, 2022 (Predecessor).

6.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

The changes to goodwill by reportable segments were as follows (in thousands):

	Owned and Operated Advertising	Partner Network	Total
Goodwill at January 27, 2022 (Successor)	$—	$—	$—
Additions	360,194	94,941	455,135
Impairment	(360,194)	(12,534)	(372,728)
Goodwill at December 31, 2022 (Successor) and December 31, 2023 (Successor)	$—	$82,407	$82,407

Additions to goodwill during the period from January 27, 2022 through December 31, 2022 (Successor), were from the acquisitions of S1 Holdco, CouponFollow, RoadWarrior and Answers (see Note 4, Acquisitions).

There was no goodwill activity for the period from January 1, 2022 through January 26, 2022 (Predecessor).

Goodwill Impairment

During 2022 we experienced adverse macroeconomic impacts as a result of changes in market conditions and increases in interest rates, which contributed to reduced forecasted revenue and reduced expectations for future cash flows. As a result, we recorded an impairment of goodwill of $346.1 million in the third quarter of 2022. In the fourth quarter of 2022 as part of our annual impairment analysis, we recorded an impairment charges related to a write-down of goodwill by $26.6 million.

Upon classifying Protected as held for sale as of September 30, 2023, we performed a goodwill impairment test on the Subscription reporting unit resulting in a goodwill impairment charge. Additionally, we recorded an impairment upon the classification of the disposal group as held for sale, see Note 19, Discontinued Operations.

Internal-use software development costs, net and intangible assets, net

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	December 31, 2023 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$13,788	$(2,363)	$11,425
Intangible assets:
Developed technology	$196,128	$(94,354)	$101,774
Trademarks and trade names	236,053	(45,050)	191,003
Software	5,100	(2,341)	2,759
Customer relationships	2,900	(1,435)	1,465
Total	$440,181	$(143,180)	$297,001

	December 31, 2022 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$7,206	$(258)	$6,948
Intangible assets:
Developed technology	$196,128	$(45,322)	$150,806
Trademarks and trade names	236,053	(21,450)	214,603
Software	5,100	(1,066)	4,034
Customer relationships	2,900	(682)	2,218
Total	$440,181	$(68,520)	$371,661

The internal-use software development costs includes construction in progress which is not being amortized of $3.5 million and $5.0 million as of December 31, 2023 (Successor) and 2022 (Successor), respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Amortization expense for internal-use software development	$2,981	$467	$355
Amortization expense for intangible assets	$74,660	$68,520	$629

During the fourth quarter of 2023 due to adverse macroeconomic impacts, we performed an impairment assessment on our Owned and Operated Advertising long-lived asset group. Additionally, during 2022, in conjunction with our testing for impairment of goodwill, we performed an impairment assessment of our long-lived asset groups. For the respective analysis, we compared the undiscounted cash flows of the asset groups with their carrying values. The undiscounted cash flows exceeded the carrying value, and accordingly, we did not record any impairments of long-lived assets in either 2023 or 2022. No impairment of internal-use software development cost or intangible assets was identified for any of the periods presented.

As of December 31, 2023 (Successor), the expected amortization expense associated with our intangible assets and internal-use software development costs was as follows (in thousands):

2024	$78,968
2025	78,359
2026	30,007
2027	24,488
2028	23,600
Thereafter	73,004
Total amortization expense	$308,426

As of December 31, 2023 (Successor), the weighted average amortization period for all intangible assets was 7 years.

7.Leases
We lease office facilities under noncancelable operating lease agreements. During the periods from January 1, 2022 through January 26, 2022 (Predecessor), from January 27, 2022 through December 31, 2022 (Successor), and the year ended December 31, 2023 (Successor), we had leases for office facilities in Marina del Rey, California; Bellevue, Washington; and Guelph, Canada.

The components of lease expense were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Operating lease expense	$2,141	$1,923	$142
Short-term lease expense	122	130	12
Variable lease expense	311	310	—
Total lease expense	$2,574	$2,363	$154

Variable lease expense is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

Supplemental information related to leases was as follows:

Successor
As of December 31, 2023
Weighted average remaining lease terms (in years)	6.4
Weighted average discount rate	5.2%

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

Successor
As of December 31, 2023
2024	$2,589
2025	2,244
2026	278
2027	282
2028	282
Thereafter	980
Total lease payments	6,655
Less: Imputed interest	(740)
Present value of operating lease liabilities	$5,915

8.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of the periods presented (in thousands):

	Successor
	December 31, 2023	December 31, 2022
Accrued revenue share	$16,365	$16,921
Accrued marketing expenses	19,737	35,311
Accrued payroll and related benefits	13,751	13,653
Accrued professional fees	1,455	2,706
Deferred revenue	1,757	1,553
Accrued tax liability	1,233	1,092
Holdback liabilities	—	6,885
Other liabilities	5,016	7,659
Accrued expenses and other current liabilities	$59,314	$85,780

9.Income Taxes

Domestic and foreign components of our loss before income taxes from continuing operations were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Domestic	$(126,830)	$(489,913)	$(38,068)
Foreign	(4,799)	(3,130)	378
Loss before income tax	$(131,629)	$(493,043)	$(37,690)

The components of the income tax provision (benefit) were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Current:		—	—
Federal	$(64)	$79	$—
State	(662)	427	17
Foreign	1,431	1,866	170
Total current provision	$705	$2,372	$187
Deferred:
Federal	$(17,103)	$(99,328)	$—
State	(1,829)	(9,689)	—
Foreign	(2,144)	(2,035)	(816)
Total deferred benefit	(21,076)	(111,052)	(816)
Income tax benefit	$(20,371)	$(108,680)	$(629)

A reconciliation of the statutory tax rate to the effective income tax rate for the periods presented was as follows (in thousands):

	Successor				Predecessor
	Year Ended December 31, 2023		Period from January 27, 2022 through December 31, 2022		Period from January 1, 2022 through January 26, 2022
	Amount	%	Amount	%	Amount	%
Income tax (benefit) provision at statutory tax rate	$(27,642)	21.0%	$(103,539)	21.0%	$(7,915)	21.0%
State tax, net of federal	(1,718)	1.3%	(5,470)	1.1%	15	—
Non-Controlling interests	5,865	(4.5)%	19,626	(4.0)%	—	—
Effect of flow-through entity	—	—	—	—	7,994	(21.2)%
Changes in unrecognized tax benefits	2,320	(1.8)%	(1,749)	0.4%	—	—
Foreign income taxes at different statutory rate	(93)	0.1%	(49)	—	18	—
Investment in partnership basis adjustments	(17,627)	13.4%	(22,677)	4.6%	—	—
Stock-based compensation	3,408	(2.6)%	2,858	(0.6)%	—	—
Change in valuation allowance	19,521	(14.8)%	917	(0.2)%	—	—
Other	(4,405)	3.4%	1,403	(0.3)%	(741)	1.9%
Effective income tax rate	$(20,371)	15.5%	$(108,680)	22.0%	$(629)	1.7%

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Balance at the beginning of the period	$593	$—	$—
Increases (decreases) based on tax positions related to prior periods	(46)	221	—
Increases based on tax positions related to current periods	1,303	372	—
Balance at the end of the period	$1,850	$593	$—

Interest and penalties related to our unrecognized tax benefits are recorded as components of the provision for income taxes. Interest or penalties accrued for the years ended December 31, 2023 (Successor) and 2022 (Successor) were not material.

Due to our full valuation allowance, the total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax by $0.2 million (net of Federal benefit) at December 31, 2023 (Successor).

We are not currently under examination in any jurisdiction. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which could have the effect of reducing the balance of unrecognized tax benefits by an immaterial amount.

The earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate were as follows:

Tax year
United States	2020
California	2019
Netherlands	2017

The components of the deferred income taxes were as follows (in thousands):

	Successor
	December 31, 2023	December 31, 2022
Deferred tax assets:
Net Operating Loss and Capital Loss Carryforwards	$6,362	$2,184
Tax credits	4,289	1,110
Interest expense	3,234	1,196
Investment in partnerships	8,950	—
Other	231	303
Total deferred tax assets	23,066	4,793
Valuation allowance	(22,658)	(1,087)
Total net deferred tax assets	$408	$3,706

Deferred tax liabilities:
Investment in partnerships	$—	$(22,471)
Intangibles	(8,243)	(10,450)
Other	(472)	(171)
Total deferred tax liabilities	$(8,715)	$(33,092)

Net deferred tax liabilities	$(8,307)	$(29,386)

As of December 31, 2023 (Successor), we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

As of December 31, 2023 (Successor), we had U.S. federal net operating loss carryovers (“NOLs”) of $22.7 million that may be used indefinitely and various state NOLs that will expire at different times. Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

We had an ownership change and as a result certain federal and state NOLs were limited pursuant to Section 382 of the Internal Revenue Code (the “Code”). This limitation has been accounted for in calculating our available NOL carryforwards.

The change in the valuation allowance was comprised of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Balance at the beginning of the period	$1,087	$170	$170
Increases in valuation allowance recorded through earnings	19,521	917	—
Increases in valuation allowance not recorded through earnings	2,050	—	—
Balance at the end of the period	$22,658	$1,087	$170

Tax Receivable Agreement

Pursuant to our election under Section 754 of the Code, we expect to obtain an increase in our share of the tax basis in the net assets of S1 Holdco when LLC Interests are redeemed or exchanged by the other members of S1 Holdco. We intend to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities.

On January 27, 2022, we entered into a Tax Receivable Agreement with certain of the then-existing members of S1 Holdco that provides for the payment by us of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of S1 Holdco resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (“TRA Payments”). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.

We acquired an aggregate of 0.2 million and 0.3 million LLC Interests in connection with the redemption of LLC Interests in the year ended December 31, 2023 (Successor) and the period ended December 31, 2022 (Successor), respectively, which resulted in an increase in the tax basis of our investment in S1 Holdco subject to the provisions of the Tax Receivable Agreement. We have recognized a total liability in the amount of $0.8 million for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the year ended December 31, 2023 (Successor), inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of TRA Payments due under the Tax Receivable Agreement, was $0.8 million and $1.0 million as of December 31, 2023 (Successor) and December 31, 2022 (Successor), respectively. The TRA Liability is classified within other long term liabilities on the consolidated balance sheet.

10.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of December 31, 2023 (Successor), we remain contractually obligated to spend $11.1 million towards this commitment.

As of December 31, 2023 (Successor), we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities. Refer to Note 7, Leases for additional information regarding lease commitments.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe the ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows reflected in the consolidated financial statements. There can be no assurance, however, that the ultimate resolution of such actions will not materially or adversely affect our consolidated financial position, results of operations, or cash flows. We accrued for losses when the loss is deemed probable and the liability can reasonably be estimated.

In July 2021, System1 OpCo, LLC (“System1 OpCo”, f/k/a System1, LLC) received correspondence from counsel for a United Kingdom-based marketing research company and its United States subsidiary (“System1 Group”) alleging trademark infringement based on its use of the “SYSTEM1” trade name and mark in the United States and the United Kingdom. In September 2021, System1 Group filed a lawsuit in the United States District Court for the Southern District of New York (the “Infringement Suit”), alleging (i) trademark infringement, (ii) false designation of origin, (iii) unfair competition and (iv) certain violations of New York business laws. While we believe that System1 Group’s infringement and other allegations and claims set forth in the Infringement Suit would have been subject to a laches defense, among other defenses, the parties entered into a Co-Existence and Settlement Agreement in June 2023 (the “Settlement Agreement”) in which the parties have agreed to co-exist with their current usage of the “System1” mark in their respective business operations with certain requirements and other conditions. The Settlement Agreement contemplates the payment of a fixed amount to System1 Group over the course of seventeen (17) months, and the Infringement Suit was dismissed with prejudice. The amount accrued as of December 31, 2023 for the loss is consistent with the terms of the Settlement Agreement and is considered immaterial.

In March 2023, we received a demand letter from counsel for Alta Partners, LLC (“Alta”), which purports to be a holder of certain Public Warrants of the Company (“Demand Letter”). The Demand Letter alleged, among other claims, that we breached the terms of the Warrant Agreement, and that Alta was entitled to approximately $5.7 million in damages, plus prejudgment interest, as a result, and subsequently sent us a draft complaint (the “Complaint”) alleging substantially the same claims as those set forth in Alta’s Demand Letter. While we denied liability with respect to the claims set forth in the Demand Letter and the Complaint, the parties entered into a Confidential Settlement Agreement ("Settlement Agreement") in October 2023, which contemplated an immaterial settlement payment that was subsequently paid prior to December 31, 2023 consistent with the terms of the Settlement Agreement.

In October 2023, a putative California class action complaint (the “Complaint”) was filed against us and our Protected business regarding alleged violations of California’s Auto Renewal Law requirements related to the marketing and sale of its subscription service offerings for anti-virus and ad-blocking software (the “Protected Software”) to consumers. The Complaint alleges claims under California’s false advertising and unfair competition laws and primarily alleges that the marketing and sales checkout flows for the Protected Software did not clearly and conspicuously disclose that the named plaintiffs set forth in the Complaint were purchasing the Protected Software for a promotional period which would auto-renew after the applicable promotional period. We dispute the claims alleged, and intends to defend itself vigorously in this matter.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2023 or December 31, 2022 (Successor), respectively.

11.Debt, Net

In connection with the Merger, we entered into a new loan (“Term Loan”) and revolving facility (“2022 Revolving Facility”) with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million, of which a portion of the proceeds were used by us, to settle the outstanding debt of $172.0 million with Cerberus Business Finance, LLC. The 2022 Revolving Facility provided for borrowing availability of up to $50.0 million. As of December 31, 2023 (Successor), there was no balance outstanding on the 2022 Revolving Facility and principal of $365.0 million was outstanding on the Term Loan. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate (“SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the $50.0 million 2022 Revolving Facility at each quarter-end starting from the first full quarter after the effective date of the Merger, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with the financial covenants under the Term Loan as of December 31, 2023.

The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. In March 2022, we borrowed $49.0 million under our 2022 Revolving Facility, to fund a portion of the purchase price related to the CouponFollow acquisition. In October 2022, we borrowed the remaining $1.0 million available. During 2023 the borrowed amount was repaid in full. As of December 31, 2023 (Successor) we had $50.0 million available on the 2022 Revolving Facility.

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	Successor
	December 31, 2023	December 31, 2022
Term Loan[1,2]	$349,503	$364,525
2022 Revolving Facility	—	50,000
Total Debt, net	$349,503	$414,525
_______________
[1] Includes unamortized discount of $14.7 million and $19.4 million, and unamortized loan fees of $0.8 million and $1.1 million, as of December 31, 2023 (Successor), and December 31, 2022 (Successor), respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $222.7 million as of December 31, 2023.

As of December 31, 2023 (Successor), future minimum principal payments on long-term debt were as follows (in thousands):

2024	$20,000
2025	20,000
2026	30,000
2027	295,000
Total future minimum principal payment	365,000
Less: current portion	(20,000)
Long-term portion	$345,000

As of December 31, 2023 (Successor) loan fees amounting to $0.8 million and unamortized discount of $14.7 million for the Term Loan have been recorded as a reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method.

On January 17, 2024, we completed the repurchase of $63.7 million in principal amount of our Term Loan for an aggregate purchase price of $40.9 million (at discount of 64.2% of its par value) pursuant to a Dutch auction tender offer. Following the repurchase, the outstanding principal amount of the Term Loan was $301.3 million. We used available cash on hand to fund the repurchase. Our gain on the repurchase was approximately $19.7 million before fees and expenses incurred.

12.Related-Party Transactions

2023 Revolving Note

On April 10, 2023, we entered into a $20.0 million Revolving Note (“2023 Revolving Note”) with trusts established for the benefit of our co-founders ("Lenders"). Each of the Lenders provided a $10.0 million commitment for an aggregate principal of $20.0 million under the 2023 Revolving Note.

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate per annum equal to the SOFR plus 3.15%. The Maturity Date under the 2023 Revolving Note is July 10, 2024 ("Maturity Date") with automatic three-month extensions, unless we or any Lenders provide written notice, or unless there is an event of default. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a loan fee equal to 12.0% of each Lenders' commitment under the 2023 Revolving Note, or $2.4 million in total, was originally payable within 180 days of April 10, 2023, and subsequently extended to November 30, 2023. Upon completion of the Protected disposal, the 2023 Revolving Note and the related loan fee were settled. The previously unamortized portion of the loan fee of $1.2 million was included in loss on extinguishment of related-party debt on our consolidated statements of operations. The 2023 Revolving Note was subsequently terminated in December 2023.

Promissory Note

On September 6, 2023, we entered into a $5.2 million Promissory Note with the Lender, in order to convert the amount owed to him as a result of the acquisition of CouponFollow (see Note 4, Acquisitions) into a loan to us (the “Loan”). The amount of the Loan was equal to the amount of the Holdback liability of $5.2 million owed to the Lender.

The Promissory Note accrues interest at SOFR plus 3.15%. Under the terms of the agreement, the Promissory Note became due and payable immediately upon sale of Protected. Per the terms of the note we (i) must prepay the Loan under certain circumstances, which include consummation of a strategic transaction, the refinancing of the existing credit agreement, the incurrence by us of any indebtedness exceeding $2.5 million, or the sale of any of our assets in excess of $2.5 million; (ii) may prepay the Loan at any time without penalty or interest; and (iii) must make four substantially equal amortization payments on April 1, 2024, May 1, 2024, June 1, 2024, and July 1,

2024, unless there is an event of default, including a continuing event of default on the Credit Agreement, at which point the holder may declare all amounts due immediately. The Lender under the Promissory Note is also entitled to a closing fee equal to 12% of the initial principal amount outstanding under the Promissory Note with 50% paid on October 15, 2023 and the remaining 50% due on December 15, 2023. We recorded expense of approximately $0.6 million within loss on extinguishment of related-party debt on our consolidated statements of operations, which related to the 12% closing fee payable to the Lender. Upon completion of the Protected disposal, the Promissory Note, accrued interest and the remaining 50% of the closing fee was settled.

Term Note

On October 6, 2023, we entered into a $2.5 million Term Loan Note (“Term Note”) with Openmail2, LLC (“Term Lender”), which is principally owned and managed by trusts established for the benefit of our co-founders.

The amounts outstanding under the Term Note accrue interest at the rate per annum equal to the SOFR plus 5.75%. The maturity date under the Term Note is December 31, 2024, unless there is an event of default, including a continuing event of default on the credit agreement, at which point the holder may declare all amounts due immediately. We must prepay the Loan under certain circumstances, which include (i) the consummation of a strategic transaction or (ii) upon the full refinancing and termination of the existing credit agreement. The Term Lender was also entitled to a closing fee equal to 10.0% of the principal amount of the Term Note, payable within 180 days of October 6, 2023. Upon completion of the Protected disposal, the Term Note, accrued interest and closing fee was settled. The previously unamortized portion of the loan fee of $0.2 million was included in loss on extinguishment of related-party debt on our consolidated statements of operations.

Secured Facility

On October 6, 2023, Protected, our indirect wholly-owned subsidiary at the time, entered into a Secured Facility Agreement providing for a $10.0 million term loan (“Secured Facility”) with a subsidiary of JDI ("Secured Lender"), one of our significant shareholders, which is principally owned and managed by certain members of the Protected management team. Pursuant to the Secured Facility, the Secured Lender provided a $10.0 million commitment to Protected, which amount was (i) drawn down in full on the closing date and (ii) secured by the assets of Protected pursuant to a deed granted in favor of the Secured Lender pursuant to a Debenture between Protected and the Secured Lender, dated October 6, 2023.

The amounts outstanding under the Secured Facility accrue interest at the rate of 8.5% per annum. The amounts outstanding under the Secured Facility are due upon the earlier of (i) October 6, 2024 or (ii) the date on which Protected undergoes a Change of Control. The Secured Lender was also entitled to a closing fee equal to 12.0% the principal amount of the borrowings under the Secured Facility, which was paid in full on the closing date. In addition, Protected agreed to reimburse the Secured Lender for their reasonable and documented costs incurred in connection with the negotiation, documentation and execution of the Secured Facility. Upon completion of the Protected disposal, the Secured Facility, the related loan fee and an early settlement fee were settled by the sale. The previously unamortized portion of the loan fee and the early settlement fee for an aggregate amount of $1.4 million was included in net loss from discontinued operations, net of tax on our consolidated statements of operations.

Cannae Services Agreement

On June 20, 2023, we engaged with one of our significant shareholders, for management and consulting services. The agreement was terminated in August 2023. During the year ended December 31, 2023 (Successor), we paid all amounts owed and outstanding, totaling $0.1 million.

13.Warrants

In June 2020, we issued Public Warrants and Private Placement Warrants in conjunction with the initial public offering of Trebia. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable on April 18, 2022, when the S-1/A registration statement, which was required to be filed under the terms of the Warrant Agreement and the Business Combination Agreement, was declared effective. The Public Warrants will expire five years from the completion of the Merger, or earlier upon redemption or liquidation.

We are not obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrant and have no obligation to settle such Public Warrants exercises unless a registration statement under the Securities Act with respect to the Class A common stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to us satisfying our obligations with respect to registration, or a valid exemption from registration is available. Warrants are exercisable and we are obligated to issue a share of Class A common stock upon exercise of each Warrant, as the Warrants have been registered with the SEC.

We are obligated to use commercially reasonable efforts to maintain the effectiveness of a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Warrants, and a current prospectus relating thereto, until the expiration or redemption of the Warrants in accordance with the provisions of the Warrant Agreement. If the effectiveness of a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants is not maintained, Warrant holders may exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if our Class A common stock is, at the time of any exercise of a Warrant, not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we elect to do so, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Public Warrants, multiplied the excess of the “fair market value” less the exercise price of the Public Warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants when the Price per Class A common stock equals or exceeds $18.00 —We may redeem the outstanding Public Warrants:

•in whole and not in part;

•at a price of $0.01 per Public Warrant;

•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before sending the notice of redemption to warrant holders (“Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

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

Redemption of Warrants When the Price per Class A common stock equals or exceeds $10.00 —Once the Warrants become exercisable, we may redeem the outstanding Warrants:

•in whole and not in part;

•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the exhibit in the report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, based on the redemption date and the “fair market value” of the Class A common stock;

•if, and only if, the Reference Value (as defined above under “Redemption of Warrants When the Price per Class A common stock Equals or Exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like); and

•if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently -called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below our exercise price. Additionally, in no event will we be required to net cash settle the Public Warrants.

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

In April 2022, the Private Placement Warrant holders exercised their Warrants on a cashless basis in exchange for 3.5 million shares of our Class A common stock. There were no outstanding Private Placement Warrants as of December 31, 2022 (Successor).

During the year ended December 31, 2023 (Successor), there were no Warrants exercised. During the period ended December 31, 2022 (Successor), Public Warrant holders exercised 0.4 million Warrants for cash resulting in total proceeds paid to us of $5.0 million. The total outstanding Public Warrants as of December 31, 2023 (Successor) and December 31, 2022 (Successor) was 16.8 million.

14.Fair Value Measurement

Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis was as follows (in thousands):

	Successor
	December 31, 2023	December 31, 2022
	Level 1	Level 1
Public Warrants	$2,688	$7,798

The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The fair value of the Private Placement Warrants was estimated using the Public Warrants’ quoted market price. All Private Placement Warrants were exercised in April 2022.

In 2021 we reached an agreement with our former CEO which included payment of cash-settled S1 Holdco's equity profits interest, which was settled in conjunction with the consummation of the Merger. The fair value of the equity profits interest was determined with an option pricing model and utilizing significant unobservable inputs for a discount for lack of marketability and projected financial information. The fair value contingent consideration was determined with an option pricing model and contains significant unobservable inputs for projected financial information.

Changes in estimated fair value of Level 1, 2 and 3 financial liabilities were as follows (in thousands):

	Former CEO Equity Profits Interest	Contingent Consideration
	Level 3	Level 3
Fair value of liabilities at December 31, 2021 (Predecessor) and January 26, 2022 (Predecessor)	$11,132	$1,682

	Public Warrant Liability	Private Warrant Liability	Contingent Consideration
	Level 1	Level 2	Level 3
Fair value of liabilities at January 27, 2022 (Successor)	$18,285	$8,727	$1,682
Additions	—	—	28
Settlements	(1,147)	(21,818)	(1,715)
Change in fair value	(9,340)	13,091	5
Fair value of liabilities at December 31, 2022 (Successor)	7,798	—	—
Change in fair value	(5,110)	—	—
Fair value of liabilities at December 31, 2023 (Successor)	$2,688	$—	$—

The total impact of the changes in fair values related to contingent consideration and the former CEO's equity profits interest in S1 Holdco were included in selling, general and administrative expenses on the consolidated statements of operations. There were no transfers in or out of levels during the period January 1, 2022 through January 26, 2022 (Predecessor), the period January 27, 2022 through December 31, 2022 (Successor), or for the year ended December 31, 2023 (Successor).

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

For further information on the fair value assessment of goodwill and impairment charge recorded refer to Note 6, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net and Note 19, Discontinued Operations.

15.Net Loss Per Share or Unit
For the period from January 1, 2022 through January 26, 2022 (Predecessor), the basic net loss per unit attributable to members was calculated by dividing the net loss attributable to common equity holders by the weighted-average number of membership units. For the period from January 27, 2022 through December 31, 2022 (Successor) and the year ended December 31, 2023 (Successor), the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share and per unit data):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Basic and diluted net loss per share
Net loss from continuing operations attributable to System1, Inc.	$(0.94)	$(3.19)	n/a
Net loss from discontinued operations, net of tax attributable to System1, Inc.	(1.54)	(0.51)	n/a
Basic and Diluted net loss per share	$(2.48)	$(3.70)	n/a
Numerator:
Net loss from continuing operations attributable to System1, Inc.	$(85,727)	$(284,522)	n/a
Net loss from discontinued operations, net of tax attributable to System1, Inc.	(141,494)	(45,870)	n/a
Net loss attributable to System1, Inc.	$(227,221)	$(330,392)	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	91,454	89,310	n/a
Basic and diluted net loss per unit	n/a	n/a	$(1.81)
Numerator:
Net loss	n/a	n/a	$(37,061)
Denominator:
Weighted-average membership units outstanding - basic and diluted	n/a	n/a	20,488

Shares of Class C common stock, RSUs and Public Warrants outstanding for the year December 31, 2023 (Successor), and the period from January 27, 2022 through December 31, 2022 (Successor), are considered potentially dilutive of the shares of Class A common stock and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the periods presented in the table above, a total of 16.8 million Public Warrants were excluded from the computation of net loss per share as the impact was anti-dilutive.

We do not consider unvested Class A common stock related to the Replacement Awards as outstanding for accounting purposes as they are subject to continued service requirements or contingencies. These shares are not included in the denominator of the net loss per share calculation until the employee provides the requisite service resulting in the vesting of the award or the contingency is removed, or upon termination of an employee at which point the common stock underlying award becomes issuable to the previous investors. Shares associated with the vested or forfeited Replacement Awards are deemed to be issued and outstanding for accounting purposes on the day of vesting or forfeiture.
16.Segment Reporting
We have two operating segments and reportable segments: Owned and Operated Advertising and Partner Network. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and assess performance. Our Chief Executive Officer, who is considered to be our CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

The CODM measures and evaluates reportable segments based on segment operating revenue as well as adjusted gross profit. The tables below includes the following operating expenses that are not allocated to the reporting segments presented to our CODM: depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments.The CODM does not consider these expenses for the purposes of making decisions to allocate resources among segments or to assess segment performance, however these costs are included in reported consolidated net loss from continuing operations before income tax and are included in the reconciliation that follows.

The following table summarizes revenue by reportable segments (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Owned and Operated Advertising	$328,934	$556,303	$49,249
Partner Network	73,037	55,926	3,463
Total revenue	$401,971	$612,229	$52,712

The following table summarizes adjusted gross profit by reportable segments (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Owned and Operated Advertising	$107,696	$138,560	$8,768
Partner Network	53,420	42,291	3,012
Adjusted gross profit	161,116	180,851	11,780
Other cost of revenue	7,890	7,461	575
Salaries and benefits	106,505	138,045	31,181
Selling, general, and administrative	54,307	50,831	15,665
Depreciation and amortization	78,403	69,469	1,000
Impairment of goodwill	—	372,728	—
Interest expense, net	48,745	31,609	1,049
Loss on extinguishment of related-party debt	2,004	—	—
Change in fair value of Warrant liabilities	(5,109)	3,751	—
Loss before income tax	$(131,629)	$(493,043)	$(37,690)

The following table summarizes revenue by geographic region (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
United States	$385,847	$593,527	$51,701
Other countries	16,124	18,702	1,011
Total revenue	$401,971	$612,229	$52,712

The following table summarizes property and equipment, net and operating leases by applicable reportable segment: (in thousands):

	Successor
	December 31, 2023	December 31, 2022
Owned and Operated Advertising	$7,816	$9,646

The following table summarizes property and equipment, net and operating leases by geographic region (in thousands):

	Successor
	December 31, 2023	December 31, 2022
United States	$3,927	$5,473
Canada	3,432	3,730
Other countries	457	443
Total	$7,816	$9,646

17.Capitalization

Class A common stock

Voting rights. Except as provided in our Charter or as required by applicable law, holders of Class A common stock will be entitled to one vote per share on all matters to be voted on by our Stockholders generally. At annual and extraordinary general meetings of our Stockholders, the holders of Class A common stock and Class C common stock will vote together as a single class on any matters submitted to a vote of our Stockholders, or, holders of Preferred Stock, if any, are entitled to vote together with the holders of Class A common stock or Class C common stock, as a single class with the holders of Preferred Stock.

Generally, unless a different voting standard applies under our Organizational Documents or applicable law, all matters to be voted on by shareholders must be approved by a majority of the votes cast (except for the election of directors, which will be decided based on a plurality of the votes cast by stockholders present in person or represented by proxy at the applicable meeting and entitled to vote on the election of such directors).

Reservation of Shares. Under our Charter, we will have at all times, authorized and unissued shares of Class A common stock for the purposes of effecting any redemptions or exchanges under the New S1 Holdco Agreement.

Class C common stock

Voting rights. Except as provided in our Charter or as required by applicable law, holders of Class C common stock will be entitled to one vote per share on all matters to be voted on by our Stockholders generally. At any annual and extraordinary general meeting of our Stockholders, the holders of Class A common stock and Class C common stock will vote together as a single class on any matters submitted to a vote of our Stockholders, or, holders of Preferred Stock, if any, are entitled to vote together with the holders of Class A common stock or Class C common stock, as a single class with the holders of Preferred Stock. Holders of Class C common stock have no economic rights, only voting rights.

Generally, unless a different voting standard applies under our Organizational Documents or applicable law, all matters to be voted on by stockholders must be approved by a majority of the votes cast (except for the election of directors, which will be decided based on a plurality of the votes cast by stockholders present in person or represented by proxy at the applicable meeting and entitled to vote on the election of such directors).

Future Issuances. Under our Charter, System1 is not permitted to issue additional shares of Class C common stock after the adoption of our Charter, other than in connection with the valid issuance S1 Holdco Common Units under the New S1 Holdco Operating Agreement.

Restriction on Transfer. Under our Charter, holders of Class C common stock may only transfer their Class C common stock to certain permitted transferees, while also simultaneously transferring an equal number of such holder’s S1 Holdco Common Units.

Class D common stock

Voting Rights. Except as provided in our Charter or as required by applicable law, holders of Class D common stock are not entitled to any voting rights. Notwithstanding the preceding sentence, under our Charter, any vote that changes the terms of the Class D common stock requires the separate approval of a majority of the holders of Class D common stock.

Restriction on Transfer. Under our Charter, holders of Class D common stock may only transfer their Class D common stock to certain permitted transfers.

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

Repurchase Program

In August 2022, our Board of Directors authorized up to $25.0 million for the repurchase of our Class A common stock and Public Warrants (“2022 Repurchase Program”). During the period ended December 31, 2022 (Successor) we repurchased 190 thousand shares for an aggregate purchase price of $1.1 million under the 2022 Repurchase Program. During the year ended December 31, 2023 (Successor) we did not repurchase any shares. As of December 31, 2023 (Successor) and 2022 (Successor), all repurchased shares were retired.

18.Stock-Based Compensation
We are authorized to issue and/or grant restricted stock, restricted stock units, stock options, stock appreciation rights, and other stock-based and cash-based awards under our 2022 Incentive Award Plan ("2022 Plan"). As of December 31, 2023, 2.9 million grant awards were reserved and authorized for issuance and/or grant under the 2022 Plan. In addition, the number of underlying shares authorized for issuance/grant under the 2022 Plan are subject to increase each year on January 1, equal to the lesser of (a) a number of shares equal to 2.5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the compensation committee of the board of directors. On January 1, 2024, the number of shares authorized and reserved for grant under the 2022 Plan was increased by 2.2 million shares in accordance with the foregoing provision of the 2022 Plan.
As described in Note 2, Summary of Significant Accounting Policies, the Replacement Awards continue to vest over the original vesting schedule of the original underlying awards. We recognized a total stock-based compensation expense of $23.7 million upon the consummation of the Merger during the period January 1, 2022 through January 26, 2022 (Predecessor). We recognized stock-based compensation expense for the Replacement Awards of $6.6 million and $23.6 million during the year ended December 31, 2023 (Successor) and the period from January 27, 2022 through December 31, 2022 (Successor), respectively. The unrecognized stock-based compensation expense associated with these unvested Replacement Awards was $2.7 million as of December 31, 2023 (Successor).

When the VWAP of our common stock price exceeded the threshold in March 2022 the Sponsor RSAs and Seller RSUs vested, and we recorded their conversion from Class D common stock to Class A common stock on our consolidated statements of changes in stockholders' equity. We also recorded $12.7 million in stock-based compensation expense associated with the vesting of the Sponsor RSUs during the period January 27, 2022 through March 31, 2022 (Successor). Since these Sponsor RSAs and Sponsor RSUs had a market condition to vest, we estimated the fair values of these market-based RSAs and RSUs using a Monte Carlo simulation.

The key assumptions used to determine the fair value of these Sponsor RSUs and Sponsor RSAs were as follows:

Risk-free interest rate	1.6%
Expected price volatility	50.0%
Cost of equity	23.6%
Expected term (years)	5
Fair value of Class A Common stock	$10.00

We recorded $7.7 million in stock-based compensation expense for Sponsor Promote Shares during the period January 27, 2022 through March 31, 2022 (Successor).

We recorded the following total stock-based compensation expense (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022	Period from January 1, 2022 through January 26, 2022
Stock-based compensation expense	$21,235	$55,512	$23,705

The following summarizes RSU activity:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2022 (Successor)	5,463	$9.83
Granted	4,480	$3.04
Vested	(3,106)	$8.99
Forfeited	(2,414)	$6.40
Unvested as of December 31, 2023 (Successor)	4,423	$5.41

At December 31, 2023 (Successor), we had unrecognized stock-based compensation relating to restricted stock of approximately $19.1 million, which is expected to be recognized over a weighted-average period of 0.8 years.

CouponFollow Incentive Plan

In connection with the acquisition of CouponFollow (see Note 4, Acquisitions), we approved and adopted the CouponFollow Incentive Plan, which includes CouponFollow’s key employees, including CouponFollow’s founder (“Principal Participant” and together collectively “Participants”). The CouponFollow Incentive Plan at the time of acquisition provided for total payments of $35.0 million payable at our option in cash or in fully-vested shares of our Class A common stock, consisting of a fixed amount of $10.0 million and contingent amounts of $25.0 million, which could be earned over a three calendar year period between each January 1 to December 31 of 2022, 2023 and 2024 (each a “Performance Period” and collectively, “Performance Periods”).

On September 6, 2023, in connection with entering into the Promissory Note (see Note 12, Related-Party Transactions), the parties made certain modifications to the CouponFollow Incentive Plan. Such modifications include (i) the lowering of the contingent earnout payout amounts, (ii) the lowering of contingent earnout tier targets to the amounts noted below, (iii) the increase of the contingent earnout performance period by one year, and (iv) adding the requirement for the payment of the third fixed earnout amount to be in cash.

The restructured CouponFollow Incentive Plan provides for total payments of $31.3 million payable at our option in cash or in fully-vested shares of our Class A common stock (unless otherwise noted) over the Performance Periods. In order to be eligible for the CouponFollow Incentive Plan, the Participants must maintain continuous employment through the last day of each Performance Period, with the exception of the Principal Participant who is still eligible if terminated without cause or if they terminate their employment for good reason. Payment amounts and at the times set forth below:

•Fixed Amount. Over the performance periods, we shall pay to each eligible Participant $10.0 million (“Fixed Amount”) in three substantially equal pro rata installment payments. The first two payments are to be settled at our option in cash or in fully-vested shares of our Class A common stock. The third payment is required to be settled in cash.

•Tier 1 Target. If, during any of the Performance Periods, the CouponFollow business achieves the first tier TTM EBITDA (as defined in the CouponFollow Incentive Plan) for the first time (“Tier 1 Target”), we will pay a total of $8.5 million (“Tier 1 Amount”) in substantially equal pro rata amounts at the times in the table set forth below (in thousands).

•Tier 2 Target. If, during any of the Performance Periods, the CouponFollow business achieves the second tier TTM EBITDA for the first time (“Tier 2 Target”), we will pay an additional $6.4 million (“Tier 2 Amount”) in substantially equal pro rata amounts at the times in the table set forth below (in thousands).

•Tier 3 Target. If, during any of the Performance Periods, the CouponFollow business achieves the third tier TTM EBITDA for the first time (“Tier 3 Target” and together with the Tier 1 Target and Tier 2 Target, collectively “Targets”), we will pay an additional $6.4 million (“Tier 3 Amount” and together with the Tier 1 Amount and the Tier 2 Amount, collectively “Tier Amounts”) in substantially equal pro rata amounts at the times in the table set forth below (in thousands).

Performance Period*	Fixed Amount	Tier 1 Amount*	Tier 2 Amount*	Tier 3 Amount*	Total maximum Payment per Performance Period
Dec. 31, 2022**	$3,333	$—	$—	$—	$3,333
Dec. 31, 2023	3,333	2,833	—	—	6,166
Dec. 31, 2024	3,334	2,833	3,187	—	9,354
Dec. 31, 2025	—	2,834	3,188	6,375	12,397
	$10,000	$8,500	$6,375	$6,375	$31,250

* If the Tier 1 Amount is not achieved in the first Performance Period but is achieved in the second Performance Period, the Tier 1 Amount for the first Performance Period shall be paid out at the end of the second Performance Period and if achieved in the third Performance period the full amount will be paid at the end of the third Performance Period. If the Tier 2 Amount is not achieved in the second Performance Period but is achieved in the third Performance Period, the Tier 2 Amount will be paid at the end of the third Performance Period. If the Tier 2 Amount or the Tier 3 Amount is achieved in the first Performance Period, such Tier Amounts shall be paid as noted in the table above. Amounts earned are payable within 60 days of the end of each performance period.
** On March 1, 2023, we issued 0.4 million shares of Class A Common stock with an aggregate fair value of $1.7 million, net of shares withheld for taxes, on the date of settlement, to settle the first Fixed Amount of $3.3 million.

If a Participant’s continued employment is terminated prior to applicable payment date(s), with the exception of the Principal Participant as discussed above, we will reverse all prior liabilities for their pro rata share of any Tier Amounts or Fixed Amounts associated with that Participant. If we elect to settle the payment obligations in shares of our Class A common stock, the number of shares payable under the CouponFollow Incentive Plan will be determined based on the VWAP of our Class A common stock.

As of December 31, 2023 (Successor), we have determined that it was not probable that the CouponFollow business would achieve any of the contingent earnout targets during the Performance Periods, and accordingly, we did not record a liability for any of the Tier amounts. During the year ended December 31, 2023 (Successor), we recognized $2.7 million for the Fixed Amount within salaries and benefits expenses on the consolidated statements of operations. The amount for the year ended December 31, 2023 (Successor) is net of a $0.6 million difference between the fair value of the Class A common stock issued to settle the earnout liability for fiscal 2022 and the carrying value of the earnout liability.

19.Discontinued Operations

Sale of Protected

On November 30, 2023, we completed the sale of Protected, our subscription reporting unit. Total consideration comprised of: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value $0.0001 per share, owned by JDI and other entities and individuals affiliated with the Purchasing Parties and (c) confirmation from JDI, Protected and the Protected CEO that the financial performance benchmarks related to the Protected Incentive Plan, will, as a result of the Protected Disposition, no longer be achievable.

We used $51.0 million of the proceeds from the sale of Protected to repay certain of our outstanding indebtedness, including (i) the mandatory repayment of secured and unsecured obligations totaling $18.8 million and intercompany obligations totaling $9.6 million and (ii) the voluntary repayment of unsecured obligations (inclusive of certain fees and accrued but unpaid interest) totaling $22.7 million. We continue to use the remaining cash proceeds from the sale of Protected for general working capital purposes and to reduce certain of our other existing debt obligations. Additionally, the 29.1 million of Class A common stock returned to us pursuant to the Share Purchase Agreement as part of the sale of Protected were subsequently cancelled and are no longer outstanding shares of our capital stock.

We have determined that the sale of Protected represents a strategic shift that will have a major effect on our results of operations. The Protected business met the criteria to be reported as assets held for sale and discontinued operations on September 30, 2023, and accordingly, all prior comparable periods have been recast to conform to the current period presentation.

Impairment of the Subscription Reporting Unit (the Protected Business)

Upon classifying the Protected Business as held for sale, we performed a goodwill impairment test on the Subscription reporting unit resulting in a goodwill impairment charge of $115.5 million. This impairment was the result of decreases in long-term forecasts due to recent adverse customer trends and other macroeconomic outcomes. We recorded a further impairment charge of $3.3 million upon the classification of the disposal group as held for sale, for a total impairment charge of $118.8 million that was recorded in the results of discontinued operations for the year ended December 31, 2023 (Successor). There was no tax benefit of this charge for the year ended December 31, 2023 (Successor).

The following table presents the assets and liabilities classified as held for sale from discontinued operations as of December 31, 2022 (in thousands):

Successor
December 31, 2022
Carrying amount of assets included as part of discontinued operations:
Current assets:
Cash and cash equivalents	$15,701
Restricted cash, current	3,357
Other current assets, net	1,234
Current assets held for sale from discontinued operations	20,292
Property and equipment, net	860
Intangible assets, net	121,025
Goodwill	433,184
Total assets held for sale from discontinued operations	$575,361

Carrying amount of liabilities included as part of discontinued operations:
Current liabilities:
Protected incentive plan liability, current	$15,436
Deferred revenue	68,611
Other current liabilities	17,371
Current liabilities held for sale from discontinued operations	101,418
Protected incentive plan liability, non-current	15,824
Deferred tax liability	15,286
Other liabilities	3,366
Total liabilities held for sale from discontinued operations	$135,894

The financial results of Protected are presented as loss from discontinued operations, net of taxes in the consolidated statements of operations. The following table presents the summarized discontinued operations consolidated statements of operations (in thousands):

	Successor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022
Revenue	$190,090	$161,711
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	161,134	99,940
Salaries and benefits	41,972	60,005
Selling, general, and administrative	11,546	12,647
Depreciation and amortization	26,727	49,183
Impairment of assets held for sale	3,276	—
Impairment of goodwill	115,483	—
Total operating expenses	360,138	221,775
Operating loss	(170,048)	(60,064)
Other expense, net	548	441
Loss on sale of business	4,247	—
Loss from discontinued operations before income taxes	(174,843)	(60,505)
Income tax benefit	(516)	(3,546)
Net loss from discontinued operations	$(174,327)	$(56,959)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the subscription business that are included in the consolidated statements of cash flows (in thousands):

	Successor
	Year Ended December 31, 2023	Period from January 27, 2022 through December 31, 2022
Impairment of assets held for sale	$3,276	$—
Impairment of goodwill	$115,483	$—
Loss on sale of business	$4,247	$—
Depreciation and amortization	$26,727	$49,183
Stock-based compensation	$31,850	$53,715
Capital expenditures	$1,739	$432

Transition Service Agreement

In connection with a transition service agreement, we agreed to provide certain services for which full reimbursement of cost will be provided.

Discontinued Operations Related-Party Transactions

Payment Processing Agreement

Protected utilizes multiple credit card payment processors, including Paysafe Financial Services Limited (“Paysafe”). In March 2021, Paysafe completed a merger with Foley Trasimene Acquisition Corp. II (“Foley Trasimene”), a special purpose acquisition company sponsored by entities affiliated with a sponsor of Trebia who was also a member of our Board of Directors. Protected's payment processing agreement with Paysafe was negotiated before the announcements of both (i) the Merger as well as (ii) the business combination between Paysafe and Foley Trasimene. We incurred credit card processing fees related to Paysafe for the year ended December 31, 2023 (Successor), and the period from January 27, 2022 through December 31, 2022 (Successor) of $14.9 million and $2.8 million, respectively. The amount receivable from Paysafe was $2.4 million as of December 31, 2022 (Successor).

Office Facilities

We have an agreement with JDI Property Holdings Limited (“JDIP”), an entity controlled by one of our directors, which allows us to use space at their property in exchange for GBP 0.1 million per year. The agreement with JDIP expires on October 31, 2026.

Protected Incentive Plan Installment Payments

In connection with the Merger, we effected an incentive plan for eligible recipients as defined in the Business Combination Agreement, providing up to $100 million payable in fully-vested shares of our Class A common stock based contingent upon the achievement of the future performance of Protected’s business. The incentive plan originally was to be paid out in two tranches based on performance of the business for 2023 and 2024. The first award (2023), consisting of $50.0 million of Class A common stock payable in January 2024, was modified to a cash award resulting in $20 million of payments in 2022 and 2023 with an additional final $10.0 million, payable upon the achievement of certain performance thresholds around marketing spend and operating contribution of Protected are achieved on or before December 31, 2024 (Successor). On November 30, 2023, none of the performance thresholds have been met, and therefore, none of the additional cash bonus payments have been paid.

At the closing of the Protected Disposition, JDI, Protected and the Protected CEO confirmed that the financial performance benchmarks related to certain contingent earnout payments based on the future performance of Protected’s Business will no longer be achievable. As such, we reversed $40.8 million of expense during the year ended December 31, 2023 (Successor) for the Protected Incentive Plan within loss on sale of business segment of discontinued operations on the consolidated statements of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023 because of the material weaknesses described below.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain effective controls to timely analyze and record the financial statement effects from complex, non-routine transactions, including acquisitions, dispositions, and post-combination compensation arrangements. Specifically, we did not design and maintain effective controls over the application of US GAAP to such transactions, and, as it relates to acquisitions, did not design and maintain effective controls over (i) the review of the inputs and assumptions used in the measurement of assets acquired and liabilities assumed, including discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (ii) the tax impacts of acquisitions to the financial statements, and (iii)

conforming of US GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over (i) the preparation and review of business performance reviews, account reconciliations journal entries, and identification of asset groups and (ii) maintaining appropriate segregation of duties. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the consolidated financial statements, including the statement of cash flows.
•We did not design and maintain effective controls over accounting for accrued liabilities, stock-based compensation and equity transactions, including accounting for non-controlling interest.
•We did not design and maintain effective controls over the accuracy and valuation of goodwill, including the allocation of goodwill to reporting units and the identification and measurement of goodwill impairment.

These material weaknesses resulted in the restatement of the Company's condensed consolidated financial statements: as of March 31, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and for the successor period from January 27, 2022 to March 31, 2022; as of June 30, 2022 and the predecessor period from January 1, 2022 to January 26, 2022 and the successor periods for the three months ended June 30, 2022 and from January 27, 2022 to June 30, 2022; and as of September 30, 2022 and for the predecessor period from January 1, 2022 to January 26, 2022 and the successor periods for the three months ended September 30, 2022 and from January 27, 2022 to September 30, 2022. These material weaknesses also resulted in immaterial misstatements to substantially all of the S1 Holdco, LLC accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021, 2020, 2019 and 2018 and for the years then ended; as of March 31, 2021 and 2020 and for the three-month periods then ended; as of June 30, 2021 and 2020 and for the six-month periods then ended; and as of September 30, 2021 and 2020 and for the nine-month periods then ended. These material weaknesses also resulted in the revision to the consolidated financial statements for the period from January 27, 2022 to December 31, 2022 and each of the three quarterly periods in the years ended December 31, 2022 and 2023.

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

Remediation plan for the material weaknesses

We are in the process of, and we are focused on, designing and implementing effective measures to improve our internal control over financial reporting and remediate the material weaknesses. Our remediation efforts to address the identified material weaknesses are ongoing. Our efforts include a number of actions:

•Assessing the need of additional senior level accounting personnel with applicable technical accounting knowledge, training, and experience in accounting matters, and hiring the appropriately skilled resources, supplemented by third-party resources;
•Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls ensuring segregation of duties;
•Engaged an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission;
•Engaged third-party specialists to assist with the preparation of technical accounting analyses and valuations associated with business combinations, and ensuring adequate review by accounting personnel with applicable technical accounting knowledge, training, and experience in accounting for business combinations or dispositions;
•Designing and implementing controls to address the financial reporting risks over the accounting for dispositions, acquisitions and other complex, non-routine transactions, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, tax impacts, and ongoing recording of the financial statement results of the acquired businesses;
•Designing and implementing formal accounting policies with periodic reviews, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/losses for intercompany transactions, appropriate determination of asset groups for impairment consideration and classification and presentation of accounts and disclosures, including the statement of cash flows;

•Designing and implementing controls to address the financial reporting risks over accrued liabilities, stock-based compensation and equity transactions, including accounting for non-controlling interest;
•Designing and implementing controls to address the financial reporting risks over the accounting for complex financial instruments, including the earnings per share impacts;
•Designing and implementing controls to address the financial reporting risks over the accuracy and valuation of goodwill, including the allocation of goodwill to reporting units and the identification and measurement of goodwill impairment;
•Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On November 30, 2023, we completed the sale of Protected, our subscription reporting unit. As such, the scope of our remediation plans will no longer include Protected.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

In the quarter ended December 31, 2023, trusts established for the benefit of our co-founders' families, which include Michael Blend (also our Chief Executive Officer) and Charles Ursini, each entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan entered into by the trust established for the benefit of Mr. Blend provides for the purchase of an aggregate of $2.0 million worth of shares of our Class A common stock during the duration of the plan, which will terminate on July 15, 2024, subject to early termination for certain specified events set forth in the plan. The trading plan entered into by the trust established for the benefit of Mr. Ursini provides for the purchase of an aggregate of $3.0 million worth of shares of our Class A common stock during the duration of the plan, which will terminate on July 15, 2024, subject to early termination for certain specified events set forth in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

3. Exhibits

Exhibits required to be filed as part of this report are:

			Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.		Description	Form	File No.	Exhibit	Filing Date
2.1(a)		Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021
	0
2.1(b)		Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)		Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)		Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

2.2		Share Purchase Agreement, dated November 30, 2023, by and among System1, Inc., Orchid Merger Sub II, LLC, Sonic Newco, LLC, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	2.1	12/4/2023

3.1		Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2		Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

4.1		Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39331	4.2	6/6/2023

10.1^		System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/20/2022

10.2		Conditional Consent, Waiver and Acknowledgement, dated as of August 30, 2022, by and among System1, Inc., Protected.net Group Limited and Just Develop It Limited.	8-K	001-39331	10.1	8/30/2022

10.2#	Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	10-K	001-39331	10.7	6/6/2023

10.8	Amended and Restated Revolving Note, dated May 16, 2023, by and among Orchid Merger Sub II, LLC, Lone Star Friends Trust and CEE Holding Trust.	10-K	001-39331	10.8	6/6/2023

10.9	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.10	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	6/22/2020

10.11	Form of Indemnification Agreement and Advancement Agreement	8-K	001-39331	10.4	3/2/2022

10.12^	Employment Agreement, dated as of June 15, 2023, between Tridivesh Kidambi and System1, LLC.	8-K	001-39331	10.1	6/22/2022

10.17	Form of Stockholders Agreement	S-4/A	333-260714	10.3	12/16/2021

10.18	First Amendment to Conditional Consent, Waiver and Acknowledgement	10-K	001-39331	10.8	6/6/2023

10.19	Second Amendment to Conditional Consent, Waiver and Acknowledgement, dated as of November 30, 2023, by and among System1, Inc., Total Security Limited, Just Develop It Limited, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	10.1	12/4/2023

10.20	Revolving Note, dated April 10, 2023, by and among Lone Star Friends Trust, CEE Holding Trust, and Orchid Merger Sub II, LLC	8-K	001-39331	10.1	4/12/2023

10.21	Senior Unsecured Promissory Note, dated September 6, 2023, by and between System1 OpCo, LLC and Marc Mezzacca	8-K	001-39331	10.1	9/12/2023

10.22	Term Loan Note, dated October 6, 2023, by and between Openmail2, LLC and Orchid Merger Sub II, LLC	8-K	001-39331	10.1	10/12/2023

10.23	Secured Facility Agreement, dated October 6, 2023, by and among Onyx Asset Finance Limited and Total Security Limited	8-K	001-39331	10.2	10/12/2023

10.24	Debenture relating to Total Security Limited, dated October 6, 2023, by and among Total Security Limited and Onyx Asset Finance Limited	8-K	001-39331	10.3	10/12/2023

10.25	Receivables Purchase Agreement, dated November 8, 2023, between System1 OpCo LLC (and its wholly-owned subsidiaries signatory thereto) and OAREX Funding, LLC	10-Q	001-39331	10.6	11/9/2023

10.26	Insider Trading Policy					X

21.1	Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP. (predecessor)					X

23.2	Consent of PricewaterhouseCoopers LLP. (successor)					X

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Policy for Recovery of Erroneously Awarded Compensation.	X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this 15th day of March, 2024.

SYSTEM1, INC.
Date:	March 15, 2024	By:	/s/ Michael Blend
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

Signature	Title	Date

/s/ Michael Blend	Chief Executive Officer, Director	March 15, 2024
Michael Blend	(Principal Executive Officer)

/s/ Tridivesh Kidambi	Chief Financial Officer	March 15, 2024
Tridivesh Kidambi	(Principal Financial and Accounting Officer)

/s/ John Civantos	Director	March 15, 2024
John Civantos

/s/ Dexter Fowler	Director	March 15, 2024
Dexter Fowler

/s/ Caroline Horn	Director	March 15, 2024
Caroline Horn

/s/ Moujan Kazerani	Director	March 15, 2024
Moujan Kazerani

/s/ Tanmay Kumar	Director	March 15, 2024
Tanmay Kumar

/s/ Frank R. Martire, Jr.	Director	March 15, 2024
Frank R. Martire, Jr.

/s/ Taryn Naidu	Director	March 15, 2024
Taryn Naidu

/s/ Jennifer Prince	Director	March 15, 2024
Jennifer Prince