Form 10-Q
period 2024-03-31
System1, Inc.
filed 2024-05-09
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were 68,901,898 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,203,676 shares issued and outstanding of Class C common stock, $0.0001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$69,920	$135,343
Restricted cash, current	7,231	3,813
Accounts receivable, net	52,735	56,093
Prepaid expenses and other current assets	9,791	6,754
Total current assets	139,677	202,003
Restricted cash, non-current	533	4,294
Property and equipment, net	2,836	3,084
Internal-use software development costs, net	12,545	11,425
Intangible assets, net	278,336	297,001
Goodwill	82,407	82,407
Operating lease right-of-use assets	4,241	4,732
Other non-current assets	484	524
Total assets	521,059	605,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	7,055	9,499
Accrued expenses and other current liabilities	52,351	59,314
Operating lease liabilities, current	2,375	2,333
Debt, net	16,190	15,271
Total current liabilities	77,971	86,417
Operating lease liabilities, non-current	2,938	3,582
Long-term debt, net	268,597	334,232
Warrant liability	2,438	2,688
Deferred tax liability	7,649	8,307
Other liabilities	1,061	929
Total liabilities	$360,654	$436,155
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock - $0.0001 par value; 500,000 shares authorized, 68,632 and 65,855 Class A shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$7	$7
Class C common stock - $0.0001 par value; 25,000 shares authorized, 21,204 and 21,513 Class C shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	850,202	843,112
Accumulated deficit	(718,199)	(707,662)
Accumulated other comprehensive loss	(271)	(181)
Total stockholders' equity attributable to System1, Inc.	131,741	135,278
Non-controlling interest	28,664	34,037
Total stockholders' equity	160,405	169,315
Total liabilities and stockholders' equity	$521,059	$605,470
See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share)

	Three Months Ended March 31,
	2024	2023
Revenue	$84,917	$121,118
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	53,698	82,953
Salaries and benefits	24,483	28,147
Selling, general, and administrative	12,728	14,855
Depreciation and amortization	19,804	19,392
Total operating expenses	110,713	145,347
Operating loss	(25,796)	(24,229)
Other expense (income):
Interest expense, net	7,970	11,402
Gain from debt extinguishment	(19,676)	—
Change in fair value of warrant liabilities	(251)	(1,409)
Total other (income) expense, net	(11,957)	9,993
Loss before income tax	(13,839)	(34,222)
Income tax benefit	(48)	(3,829)
Net loss from continuing operations	(13,791)	(30,393)
Net loss from discontinued operations, net of tax	—	(12,533)
Net loss	(13,791)	(42,926)
Less: Net loss from continuing operations attributable to non-controlling interest	(3,254)	(6,757)
Less: Net loss from discontinued operations attributable to non-controlling interest	—	(2,367)
Net loss attributable to System1, Inc.	$(10,537)	$(33,802)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(10,537)	$(23,636)
Net loss from discontinued operations	—	(10,166)
Net loss attributable to System1, Inc.	$(10,537)	$(33,802)

Basic and diluted net loss per share:
Continuing operations	$(0.16)	$(0.25)
Discontinued operations	—	(0.11)
Basic and diluted net loss per share	$(0.16)	$(0.36)

Weighted average number of shares outstanding - basic and diluted	67,781	92,771

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(13,791)	$(42,926)
Other comprehensive income (loss)
Foreign currency translation income (loss)	(135)	(109)
Comprehensive loss	(13,926)	(43,035)
Comprehensive loss attributable to non-controlling interest	(3,299)	(9,170)
Comprehensive loss attributable to System1, Inc.	$(10,627)	$(33,865)

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	65,855	$7	21,513	$2	$843,112	$(707,662)	$(181)	$34,037	$169,315
Net loss	—	—	—	—	—	(10,537)	—	(3,254)	(13,791)
Issuance of common stock in connection with settlement of incentive plan	970	—	—	—	2,464	—	—	(757)	1,707
Conversion of Class C shares to Class A shares	309	—	(309)	—	241	—	—	(241)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(110)	—	—	—	(110)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,498	—	—	—	178	—	—	(1,169)	(991)
Other comprehensive income	—	—	—	—	—	—	(90)	(45)	(135)
Stock-based compensation	—	—	—	—	4,317	—	—	88	4,405
Contributions from members, net of distributions	—	—	—	—	—	—	—	5	5
Balance at March 31, 2024	68,632	$7	21,204	$2	$850,202	$(718,199)	$(271)	$28,664	$160,405

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	91,674	$9	21,747	$2	$831,566	$(439,296)	$(260)	$78,650	$470,671
Net loss	—	—	—	—	—	(33,802)	—	(9,124)	(42,926)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,449)	—	—	(281)	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,819	—	—	(160)	1,659
Conversion of Class C shares to Class A shares	234	—	(234)	—	1,047	—	—	(1,047)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive income (loss)	—	—	—	—	—	—	(62)	(47)	(109)
Stock-based compensation	—	—	—	—	6,203	—	—	958	7,161
Balance at March 31, 2023	93,147	$9	21,513	$2	$838,745	$(473,424)	$(322)	$68,949	$433,959

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(13,791)	$(42,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,804	29,374
Stock-based compensation	3,970	14,122
Amortization of debt issuance costs	1,030	—
Noncash lease expense	462	436
Change in fair value of warrant liabilities	(251)	(1,409)
Deferred tax benefits	(656)	(7,869)
Gain from debt extinguishment	(19,676)	—
Other	(517)	686
Changes in operating assets and liabilities
Accounts receivable	3,387	11,282
Prepaids and other assets	(2,999)	(159)
Accounts payable	(2,444)	(810)
Accrued expenses and other liabilities	(3,654)	(5,057)
Deferred revenue	(65)	6,182
Long-term earnout liabilities	—	(10,000)
Other long-term liabilities	(587)	347
Net cash used in operating activities	(15,987)	(5,801)
Cash Flows from Investing Activities
Purchases of property and equipment	—	(714)
Capitalized software development costs	(1,622)	(1,678)
Net cash used in investing activities	(1,622)	(2,392)
Cash Flows from Financing Activities
Repayment of Term Loan	(46,071)	(5,000)
Payment of acquisition holdback	—	(1,250)
Taxes paid related to net settlement of stock awards	(2,092)	(2,837)
Contributions from (distributions to) members	5	(45)
Net cash used in financing activities	(48,158)	(9,132)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	1	(44)
Net decrease in cash, cash equivalents and restricted cash	(65,766)	(17,369)
Cash and cash equivalents and restricted cash, beginning of the period	143,450	39,075
Cash and cash equivalents and restricted cash, end of the period	$77,684	$21,706
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$69,920	$8,267
Restricted cash	7,764	13,439
Total cash, cash equivalents and restricted cash	$77,684	$21,706

Supplemental cash flow information:
Cash paid for income taxes	$634	$—
Cash paid for interest	$8,230	$—
Capitalized assets financed by accounts payable	$—	$702
Stock-based compensation included in capitalized software development costs	$432	$561
Settlement of incentive plan through issuance of common stock	$1,707	$1,658

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Description of Business

System1, Inc. and subsidiaries (the “Company”, “we”, “our” or “us”) operates an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire high-intent end-users, RAMP allows us to monetize these acquired end users through our relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP operates across our network of owned and operated websites, allowing us to monetize end-user traffic that we source from various acquisition marketing channels, including Google, Facebook, Zemanta, Taboola, and TikTok. RAMP also allows third party advertising platforms and publishers (“Network Partners”) to send end-user traffic to, and monetize end user traffic on, our owned and operated websites or through our monetization agreements.

We have two reportable segments: Owned and Operated Advertising and Partner Network (see Note 10, Segment Reporting).

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) in March 2024.

In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or future operating periods.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

We completed the sale of Total Security Limited, formerly known as Protected.net Group Limited (“Protected”) on November 30, 2023. The results of operations of our Protected business prior to its sale are presented as net loss from discontinued operations in our condensed consolidated statements of operations in the periods applicable (see Note 12, Discontinued Operations).

Revision of Previously Issued Consolidated Financial Statements

During the fourth quarter of 2023, we identified certain errors related to our previously issued financial statements as of and for the three months ended March 31, 2023 as follows:

a.Accrued expenses and other current liabilities were understated by $0.9 million, additional paid-in capital was understated by $1.7 million and salaries and benefits expense was understated by $0.3 million as a result of our not accelerating expenses upon forfeiture of certain cash and equity Replacement Awards (as defined in Note 9, Net Loss Per Share) previously granted in 2022 that impacted the condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders' equity, and condensed consolidated statement of cash flows.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

b.We did not appropriately account for changes in equity and earnings per share, specifically:
(i) the carrying amount of non-controlling interest was not updated as changes in ownership events occurred during each reporting period,
(ii) certain equity replacement awards granted during 2022 were not properly considered in the allocation of net income (loss) to controlling and non-controlling interest and earnings per share. These errors impact the condensed consolidated balance sheets, condensed consolidated statement of operations, condensed consolidated statements of changes in stockholders' equity, and condensed consolidated statement of cash flows.

c.We made additional corrections for other immaterial errors.

d.We adjusted for the tax impacts of the corrections related to such errors described above.

We concluded that the errors were not material, either individually or in the aggregate, to our previously issued condensed consolidated financial statements for the impacted period. To correct the immaterial errors, we have revised our previously issued condensed consolidated financial statements as of and for the period ended March 31, 2023.

We have revised the condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of comprehensive income (loss), condensed consolidated statement of changes in stockholders' equity, and condensed consolidated statement of cash flows for the period ended March 31, 2023, as well as the associated Notes to the condensed consolidated financial statements to reflect the correction of these immaterial errors in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

The following table reflects the revisions and the impact of reporting Discontinued Operations related to the sale of Protected to the previously issued condensed consolidated balance sheet as of March 31, 2023 (in thousands):

	As Previously Reported	Revision Adjustment	As Revised		Impact of Reclassification of Discontinued Operations	As Currently Reported
Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses and other current liabilities	85,727	890	86,617	(a)	(14,620)	71,997
Total current liabilities	199,354	890	200,244		—	200,244
Deferred tax liability	35,995	830	36,825	(d)	(13,318)	23,507
Total liabilities	669,119	1,720	670,839		—	670,839
Stockholders’ Equity / Members’ Deficit
Additional paid-in capital	837,093	1,652	838,745	(a) (b)	—	838,745
Accumulated deficit	(479,579)	6,155	(473,424)	(a) (b) (d)	—	(473,424)
Accumulated other comprehensive loss	(479)	156	(323)	(d)	—	(323)
Total stockholders' equity attributable to System1, Inc.	357,046	7,963	365,009		—	365,009
Non-controlling interest	78,632	(9,683)	68,949	(b)	—	68,949
Total stockholders' equity	435,678	(1,720)	433,958		—	433,958
Total liabilities and stockholders' equity	$1,104,797	$—	$1,104,797		$—	$1,104,797

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table reflects the revisions and the impact of reporting Discontinued Operations related to the sale of Protected to the previously issued condensed consolidated statement of operations, for the three months ended March 31, 2023 (in thousands):

	As Previously Reported	Revision Adjustment		As Revised	Impact of Reclassification of Discontinued Operations	As Currently Reported
Salaries and benefits	38,398	296	(a)	38,694	(10,547)	28,147
Total operating expenses	205,346	296		205,642	(60,295)	145,347
Operating loss	(37,492)	(296)		(37,788)	13,559	(24,229)
Other expense (income):
Interest expense, net	11,451	—		11,451	(49)	11,402
Total other (income) expense, net	10,042	—		10,042	(49)	9,993
Loss before income tax	(47,534)	(296)		(47,830)	13,608	(34,222)
Income tax benefit	(4,408)	(496)	(d)	(4,904)	1,075	(3,829)
Net loss from continuing operations	(43,126)	200		(42,926)	12,533	(30,393)
Net loss from discontinued operations, net of tax	—	—		—	(12,533)	(12,533)
Net loss	(43,126)	200		(42,926)	—	(42,926)
Less: Net loss from continuing operations attributable to non-controlling interest	(9,174)	50	(b)	(9,124)	2,367	(6,757)
Less: Net loss from discontinued operations attributable to non-controlling interest	—	—		—	(2,367)	(2,367)
Net loss attributable to System1, Inc.	$(33,952)	$150		$(33,802)	$—	$(33,802)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(33,952)	$150	(b)	$(33,802)	$10,166	$(23,636)
Net loss from discontinued operations	—	—		—	(10,166)	(10,166)
Net loss attributable to System1, Inc.	$(33,952)	$150		$(33,802)	$—	$(33,802)

Basic and diluted net loss per share:
Continuing operations	$(0.37)	$0.01	(b)	$(0.36)	$0.11	$(0.25)
Discontinued operations	—	—		—	(0.11)	(0.11)
Basic and diluted net loss per share	$(0.37)	$0.01		$(0.36)	$—	$(0.36)

Weighted average number of shares outstanding - basic and diluted	92,460	311	(b)	92,771		92,771

The following table reflects the revisions related to the previously issued condensed consolidated statement of comprehensive loss for the three months ended March 31, 2023 (in thousands):

	As Previously Reported	Revision Adjustment		As Currently Reported
Net loss	$(43,126)	$200	(a) (d)	$(42,926)
Other comprehensive income (loss)
Foreign currency translation income (loss)	(108)			(108)
Comprehensive loss	(43,234)	200		(43,034)
Comprehensive loss attributable to non-controlling interest	(9,220)	50	(b)	(9,170)
Comprehensive loss attributable to System1, Inc.	$(34,014)	$150		$(33,864)

The following tables reflect the revisions to the previously issued condensed consolidated statement of changes in stockholders' equity for the quarter ended March 31, 2023. Although the impact is pervasive throughout the condensed consolidated statement of changes in stockholders' equity as a result of the errors described above, the most significant impact is a reduction of net loss of $0.2 million, an increase of non-controlling interest of

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

$0.5 million, a reduction in accumulated deficit of $0.2 million and a reduction in additional paid-in-capital of $0.2 million.

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’ Equity
As Previously Reported
Balance at December 31, 2022	91,674	$9	21,747	$2	$831,566	$(439,296)	$(260)	$78,650	$470,671
Net loss	—	—	—	—	—	(33,952)	—	(9,174)	(43,126)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,730)	—	—	—	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,659	—	—	—	1,659
Conversion of Class C shares to Class A shares	234	—	(234)	—	955	—	—	(955)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive income (loss)	—	—	—	—	—	—	(62)	(47)	(109)
Stock-based compensation	—	—	—	—	6,963	—	—	—	6,963
Balance at March 31, 2023	93,147	$9	21,513	$2	$838,972	$(473,574)	$(322)	$68,474	$433,561

Revision Adjustments
Net loss	—	—	—	—	—	150	—	50	200	(a) (b) (d)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	—	—	281	—	—	(281)	—	(a) (b)
Issuance of common stock in connection with settlement of incentive plan	—	—	—	—	160	—	—	(160)	—	(b)
Conversion of Class C shares to Class A shares	—	—	—	—	92	—	—	(92)	—	(b)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(c)
Stock-based compensation	—	—	—	—	(760)	—	—	958	198	(a) (b)
Balance at March 31, 2023	—	$—	—	$—	$(227)	$150	$—	$475	$398

As Revised
Net loss	—	—	—	—	—	(33,802)	—	(9,124)	(42,926)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,449)	—	—	(281)	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,819	—	—	(160)	1,659
Conversion of Class C shares to Class A shares	234	—	(234)	—	1,047	—	—	(1,047)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive income (loss)	—	—	—	—	—	—	(62)	(47)	(109)
Stock-based compensation	—	—	—	—	6,203	—	—	958	7,161
Balance at March 31, 2023	93,147	$9	21,513	$2	$838,745	$(473,424)	$(322)	$68,949	$433,959

The following table reflects the revisions to the previously issued condensed consolidated statement of cash flows for the three months ended March 31, 2023 (in thousands):

	As Previously Reported	Revision Adjustment		As Currently Reported
Cash Flows from Operating Activities
Net loss	$(43,126)	$200	(a) (d)	$(42,926)
Stock-based compensation	13,925	197	(a)	14,122
Deferred tax benefits	(7,373)	(496)	(d)	(7,869)
Changes in operating assets and liabilities
Accrued expenses and other liabilities	(4,660)	(397)	(a)	(5,057)
Other long-term liabilities	(149)	496	(d)	347
Net cash used in operating activities	$(5,801)	$—		$(5,801)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management’s estimates are based on historical information available as of the date of the condensed consolidated financial statements and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

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

Concentrations

The concentration as a percentage of total revenue for our key advertising partner Google is 83% and 89%, for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, we had (i) two paid search advertising partnership agreements with Google, and (ii) one paid search advertising partnership agreement with Microsoft. The Google agreements are in effect through February 28, 2025, and May 31, 2024, respectively. The agreement with Microsoft (our next largest Advertising Partner by revenue) is in effect through June 30, 2025. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.

Accounts receivable are primarily derived from Advertising Partners located within the United States. As of March 31, 2024, Google and Yahoo, represented 68% and 5%, respectively, of our accounts receivables balance. As of December 31, 2023, these two Advertising Partners represented 69% and 6%, respectively, of our accounts receivables balance.

3.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

Goodwill was $82.4 million as of March 31, 2024 and December 31, 2023, all attributable to the Partner Network reportable segment. No impairment of goodwill was identified for any of the periods presented.

Internal-use software development costs, net and intangible assets, net

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$15,842	$(3,297)	$12,545
Intangible assets:
Developed technology	$196,128	$(106,613)	$89,515
Trademarks and trade names	236,053	(50,950)	185,103
Software	5,100	(2,659)	2,441
Customer relationships	2,900	(1,623)	1,277
Total	$440,181	$(161,845)	$278,336

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$13,788	$(2,363)	$11,425
Intangible assets:
Developed technology	$196,128	$(94,354)	$101,774
Trademarks and trade names	236,053	(45,050)	191,003
Software	5,100	(2,341)	2,759
Customer relationships	2,900	(1,435)	1,465
Total	$440,181	$(143,180)	$297,001

The internal-use software development costs includes construction in progress which is not being amortized of $4.2 million and $3.5 million as of March 31, 2024 and December 31, 2023, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization expense for internal-use software development	$934	$557
Amortization expense for intangible assets	$18,665	$18,665

No impairment of internal-use software development cost or intangible assets was identified for any of the periods presented.

As of March 31, 2024, the weighted average amortization period for all intangible assets was 7 years.

4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following items as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Accrued revenue share	$17,905	$16,365
Accrued marketing expenses	15,073	19,737
Accrued payroll and related benefits	8,205	13,751
Accrued professional fees	2,611	1,455
Deferred revenue	1,693	1,757
Accrued tax liability	1,352	1,233
Other liabilities	5,512	5,016
Accrued expenses and other current liabilities	$52,351	$59,314

5.Debt, Net
We entered into a term loan (“Term Loan”) and revolving facility (“2022 Revolving Facility”) with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The 2022 Revolving Facility provided for borrowing availability of up

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

to $50.0 million. As of March 31, 2024, there was no balance outstanding on the 2022 Revolving Facility and principal of $296.3 million was outstanding on the Term Loan. Through December 31, 2025, the outstanding Term Loan is subject to quarterly amortization payments of $5.0 million. From March 31, 2026, the Term Loan is subject to quarterly amortization payments of $7.5 million. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate (“SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the $50.0 million 2022 Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with our financial covenants as of March 31, 2024.

On January 17, 2024, we completed the repurchase of $63.7 million in principal amount of our Term Loan for an aggregate purchase price of $40.9 million (at discount of 64.2% of its par value) pursuant to a Dutch auction tender offer. Following the repurchase, the outstanding principal amount of the Term Loan was $301.3 million. We used available cash on hand to fund the repurchase. Our gain on the repurchase was $19.7 million before fees and expenses incurred.

The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. As of March 31, 2024 we had $50.0 million available on the 2022 Revolving Facility.

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	March 31, 2024	December 31, 2023
Term Loan[1,2]	$284,787	$349,503
Total Debt, net	$284,787	$349,503
_______________
1 Includes unamortized discount of $11.5 million and $14.7 million, and unamortized loan fees of $0.6 million and $0.8 million, as of March 31, 2024, and December 31, 2023, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $180.7 million and $222.7 million as of March 31, 2024 and December 31, 2023, respectively.

6.Income Taxes

We are the sole managing member of S1 Holdco, LLC ("S1 Holdco") and, as a result, consolidate the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

We recorded an immaterial benefit for income taxes for the three months ended March 31, 2024 and a benefit from income taxes of $3.8 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 and 2023 was 0.4% and 11.2%, respectively. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

expenses, increase to the valuation allowance related to unrealizable deferred tax assets, and outside basis adjustments. As of March 31, 2024, we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the three months ended March 31, 2024, and 2023, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of Tax Receivable Agreement Payments due under the Tax Receivable Agreement was $0.9 million and $0.8 million as of March 31, 2024 and December 31, 2023, respectively.

7.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of March 31, 2024, we remain contractually obligated to spend $10.0 million towards this commitment.

As of March 31, 2024, we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

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

In October 2023, a putative California class action complaint (the “Complaint”) was filed against us and our Protected business regarding alleged violations of California’s Auto Renewal Law requirements related to the marketing and sale of its subscription service offerings for anti-virus and ad-blocking software (the “Protected Software”) to consumers. The Complaint alleges claims under California’s false advertising and unfair competition laws and primarily alleges that the marketing and sales checkout flows for the Protected Software did not clearly and conspicuously disclose that the named plaintiffs set forth in the Complaint were purchasing the Protected Software for a promotional period which would auto-renew after the applicable promotional period. We dispute the claims alleged, and intend to defend ourselves vigorously in this matter.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2024.

8.Fair Value Measurement

Financial Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2024	December 31, 2023
	Level 1
Public Warrants	$2,438	$2,688

The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. There were no transfers in or out of levels during the periods presented.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

For further information on the fair value assessment of goodwill refer to Note 3, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net.

9.Net Loss Per Share
Basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share):

	Three Months Ended March 31,
	2024	2023
Basic and diluted net loss per share
Net loss from continuing operations attributable to System1, Inc.	$(0.16)	$(0.25)
Net loss from discontinued operations, net of tax attributable to System1, Inc.	—	(0.11)
Basic and Diluted net loss per share	$(0.16)	$(0.36)
Numerator:
Net loss from continuing operations attributable to System1, Inc.	$(10,537)	$(23,636)
Net loss from discontinued operations, net of tax attributable to System1, Inc.	—	(10,166)
Net loss attributable to System1, Inc.	$(10,537)	$(33,802)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	67,781	92,771
For the periods presented in the table above, a total of 16.8 million Public Warrants were excluded from the computation of net loss per share as the impact was anti-dilutive.
Pursuant to the Merger, we were required to replace certain profits interests awards, the value creation units and Class F units, with a combination of a restricted stock unit in our shares and a cash award (collectively, "Replacement Awards”). We do not consider unvested Class A common stock related to the Replacement Awards as outstanding for accounting purposes as they are subject to continued service requirements or contingencies. These shares are not included in the denominator of the net loss per share calculation until the employee provides the requisite service resulting in the vesting of the award or the contingency is removed, or upon termination of an employee at which point the common stock underlying the award becomes issuable to the previous investors. Shares associated with the vested or forfeited Replacement Awards are deemed to be issued and outstanding for accounting purposes on the day of vest or forfeiture.
10.Segment Reporting

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The CODM measures and evaluates reportable segments based on segment operating revenue as well as adjusted gross profit. The tables below include the following operating expenses that are not allocated to the reporting segments presented to our CODM: depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments. The CODM does not consider these expenses for the purposes of making decisions to allocate resources among segments or to assess segment performance, however these costs are included in reported condensed consolidated net loss from continuing operations before income tax and are included in the reconciliation that follows.

The following table summarizes revenue by reportable segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Owned and Operated Advertising	$69,030	$106,025
Partner Network	15,887	15,093
Total revenue	$84,917	$121,118

The following table summarizes adjusted gross profit by reportable segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Owned and Operated Advertising	$22,462	$29,839
Partner Network	10,919	10,217
Adjusted gross profit	33,381	40,056
Other cost of revenue	2,162	1,891
Salaries and benefits	24,483	28,147
Selling, general, and administrative	12,728	14,855
Depreciation and amortization	19,804	19,392
Interest expense, net	7,970	11,402
Gain from debt extinguishment	(19,676)	—
Change in fair value of warrant liabilities	(251)	(1,409)
Loss before income tax	$(13,839)	$(34,222)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$81,682	$117,199
Other countries	3,235	3,919
Total revenue	$84,917	$121,118

11.Stock-Based Compensation

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

We recorded the following total stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$3,970	$5,832

CouponFollow Incentive Plan

As of March 31, 2024, we have determined that it was not probable that the CouponFollow business would achieve any of the contingent earnout targets during the Performance Periods, and accordingly, we did not record a liability for any of the Tier amounts set forth in the CouponFollow Incentive Plan. In the quarter ended March 31, 2024 we issued 1.0 million Class A Common Stock with an aggregate fair value of $1.7 million, net of shares withheld for taxes, on the date of the settlement to settle the second $3.3 million Fixed Amount. We recognized a gain of $0.5 million, being the difference between the fair value of the Class A common stock issued and the carrying value of the liability. During the quarter ended March 31, 2024, we recognized $0.8 million for the third Fixed Amount within salaries and benefits expenses on the condensed consolidated statements of operations. Our March 31, 2024 short-term restricted cash included $2.8 million for which the restriction was released related to the amount we paid during the quarter ended March 31, 2024 for continued services from certain individuals of CouponFollow. The amount was released from escrow in April 2024.

12.Discontinued Operations

Sale of Protected

On November 30, 2023, we completed the sale of Protected, our subscription reporting unit. Total consideration comprised of: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value $0.0001 per share, owned by JDI and other entities and individuals affiliated with the Purchasing Parties and (c) confirmation from JDI, Protected and the Protected CEO that the financial performance benchmarks related to the financial benchmarks included in the Protected Incentive Plan, will, as a result of the Protected sale, no longer be achievable.

The financial results of Protected are presented as a loss from discontinued operations, net of taxes in the condensed consolidated statements of operations. The following table presents the summarized discontinued operations condensed consolidated statements of operations (in thousands):

Three Months Ended March 31, 2023
Revenue	$46,736
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	37,449
Salaries and benefits	10,547
Selling, general, and administrative	2,317
Depreciation and amortization	9,982
Total operating expenses	60,295
Operating loss	(13,559)
Other expense, net	49
Loss from discontinued operations before income taxes	(13,608)
Income tax benefit	(1,075)
Net loss from discontinued operations	$(12,533)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the subscription business that are included in the condensed consolidated statements of cash flows (in thousands):

Three Months Ended March 31, 2023
Depreciation and amortization	$9,982
Stock-based compensation	$8,290
Capital expenditures	$496

Transition Service Agreement

In connection with a transition service agreement, we agreed to provide certain services for which full reimbursement of cost will be provided.

Discontinued Operations Related-Party Transactions

Payment Processing Agreement

Protected utilizes multiple credit card payment processors, including Paysafe Financial Services Limited (“Paysafe”). In March 2021, Paysafe completed a merger with Foley Trasimene Acquisition Corp. II (“Foley Trasimene”), a special purpose acquisition company sponsored by entities affiliated with a sponsor of Trebia who was also a member of our Board of Directors. We incurred credit card processing fees related to Paysafe for the three months ended March 31, 2023 of $1.1 million.

Office Facilities

Protected had an agreement with JDI Property Holdings Limited (“JDIP”), an entity controlled by one of our directors, which allowed Protected to use space at their property in exchange for GBP 0.1 million per year.

Protected Incentive Plan Installment Payments

In 2022 in connection with the acquisition of Protected, we effected an incentive plan for eligible recipients, providing up to $100 million payable in fully-vested shares of our Class A common stock contingent upon the achievement of the future performance of Protected’s business. The incentive plan originally was to be paid out in two tranches based on performance of the business for 2023 and 2024. The first award (2023), consisting of $50.0 million of Class A common stock payable in January 2024, was modified to a cash award resulting in $20 million of payments in 2022 and 2023 with an additional final $10.0 million, payable upon the achievement of certain performance thresholds around marketing spend and operating contribution of Protected are achieved on or before December 31, 2024. On November 30, 2023, none of the performance thresholds were met, and therefore, none of the additional cash bonus payments have been paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “System1,” “we,” “us,” “our” and other similar terms refer to System1, Inc and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2023. In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements as of and for the quarter ended March 31, 2023 have been revised to correct prior period errors as discussed in Note 2, Summary of Significant Accounting Policies. Accordingly, this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the impact of those revisions.

Company Overview
We operate an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform (“RAMP”). Operating seamlessly across major advertising networks and advertising category verticals to acquire high-intent end-users, RAMP allows us to monetize these acquired end users through our relationships with third party advertisers and advertising networks (“Advertising Partners”). RAMP operates across our network of owned and operated websites, allowing us to monetize end-user traffic that we source from various acquisition marketing channels, including Google, Facebook, Zemanta, Taboola, and TikTok. RAMP also allows third party advertising platforms and publishers (“Network Partners”) to send end-user traffic to, and monetize end user traffic on, our owned and operated websites or through our monetization agreements.

Through RAMP, we process approximately 244 million daily advertising campaign optimizations and ingest over 10 billion rows of data daily across approximately 40 advertising vertical categories as of March 31, 2024. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization rates and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

We focus on monetizing user traffic acquired by our Network Partners. Since launching, it has expanded to support additional advertising formats across multiple advertising platforms, and has acquired several leading websites, enabling it to control the entire flow of the user acquisition experience, by monetizing user traffic through our network of owned and operated websites. As of March 31, 2024, we own and operates approximately 40 websites, including leading search engines like info.com and Startpage.com, and digital media publishing websites and internet utilities, such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

On June 28, 2021, we entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), (“Business Combination Agreement”) by and among us, S1 Holdco,

LLC ("S1 Holdco") and Total Security Limited, formerly known as Protected.net Group Limited (“Protected”). On January 26, 2022 (“Closing Date”), we consummated the business combination (“Merger”) pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company was organized via an “Up-C” structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco, and our combined business continues to operate through the domestic and foreign subsidiaries of S1 Holdco.

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

Sale of Protected

We completed the sale of Protected on November 30, 2023. The results of operations of our Protected business prior to its sale are presented as net loss from discontinued operations in our condensed consolidated statements of operations for all periods presented. Unless otherwise noted, the information contained in this Management Discussion and Analysis relates solely to our continuing operations and does not include the operations of our Protected business (see Note 12, Discontinued Operations).

Components of Our Results of Operations

Revenue

We earn revenue by deploying components of our Responsive Acquisition Marketing Platform (RAMP) to our owned and operated websites to acquire and monetize end-users via advertising offerings from our Advertising Partners. For this revenue stream, we are the principal in the transaction and report revenue on a gross basis for the amounts received from our Advertising Partners. Additionally, revenue is earned from revenue-sharing arrangements with our Network Partners, whereby our Network Partners acquire end-users and use RAMP to monetize those end-users via our relationships with Advertising Partners. We have determined that we are the agent in these transactions and therefore report revenue on a net basis, based on the difference between amounts received by us from our Advertising Partners, less amounts remitted to our Network Partners based on the underlying revenue-sharing agreements.

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

Gain from debt extinguishment Gain from the repurchase of a portion of our Term Loan indebtedness at a discount.

Change in fair value of warrant liabilities. The mark to market of our liability-classified Public Warrants.

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

Results of Operations
Comparisons of the Three Months Ended March 31, 2024 and 2023

The following table summarizes key components of our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		2024 vs. 2023 Change
	2024	2023	($)	(%)
Revenue	$84,917	$121,118	$(36,201)	(30)%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	53,698	82,953	(29,255)	(35)%
Salaries and benefits	24,483	28,147	(3,664)	(13)%
Selling, general, and administrative	12,728	14,855	(2,127)	(14)%
Depreciation and amortization	19,804	19,392	412	2%
Total operating expenses	110,713	145,347	(34,634)	(24)%
Operating loss	(25,796)	(24,229)	(1,567)	6%
Other expense (income):
Interest expense, net	7,970	11,402	(3,432)	(30)%
Gain from debt extinguishment	(19,676)	—	(19,676)	—%
Change in fair value of warrant liabilities	(251)	(1,409)	1,158	(82)%
Total other (income) expense, net	(11,957)	9,993	(21,950)	(220)%
Loss before income tax	(13,839)	(34,222)	20,383	(60)%
Income tax benefit	(48)	(3,829)	3,781	(99)%
Net loss from continuing operations	(13,791)	(30,393)	16,602	(55)%
Net loss from discontinued operations, net of tax	—	(12,533)	12,533	(100)%
Net loss	(13,791)	(42,926)	29,135	(68)%
Less: Net loss from continuing operations attributable to non-controlling interest	(3,254)	(6,757)	3,503	(52)%
Less: Net loss from discontinued operations attributable to non-controlling interest	—	(2,367)	2,367	(100)%
Net loss attributable to System1, Inc.	$(10,537)	$(33,802)	$23,265	(69)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	63%	68%
Salaries and benefits	29%	23%
Selling, general, and administrative	15%	12%
Depreciation and amortization	23%	16%
Total operating expenses	130%	120%
Operating loss	(30)%	(20)%
Other expense (income):
Interest expense, net	9%	9%
Gain from debt extinguishment	(23)%	—%
Change in fair value of warrant liabilities	—%	(1)%
Total other (income) expense, net	(14)%	8%
Loss before income tax	(16)%	(28)%
Income tax benefit	—%	(3)%
Net loss from continuing operations	(16)%	(25)%
Net loss from discontinued operations, net of tax	—%	(10)%
Net loss	(16)%	(35)%
Less: Net loss from continuing operations attributable to non-controlling interest	(4)%	(6)%
Less: Net loss from discontinued operations attributable to non-controlling interest	—%	(2)%
Net loss attributable to System1, Inc.	(12)%	(28)%

* Percentages may not sum due to rounding

Revenue and Cost Metrics

We use total advertising spend, number of Owned & Operated Advertising sessions (“O&O sessions”), number of Partner Network sessions (“Network sessions”), Owned & Operated Advertising cost-per-session (“O&O CPS”), Owned & Operated Advertising revenue-per-session (“O&O RPS”) and Partner Network revenue-per-session (“Network RPS”) to track our operations. We define total advertising spend as the amount of advertising that is spent by us to acquire traffic to our owned and operated websites. We define O&O sessions as the total number of monetizable user visits to our Owned & Operated Advertising websites. We define Network sessions as the number of monetizable user visits delivered by our Network Partners to RAMP. Monetizable visits exclude those visits identified by our Advertising Partners as spam, bot, or other invalid traffic. We define O&O CPS as advertising spend divided by O&O sessions. We define O&O RPS as O&O Revenue divided by O&O sessions. We define Network RPS as Network Partner revenue divided by Network sessions.

Revenue

The following table presents our revenue by reportable segment (in thousands).

	Three Months Ended March 31,		2024 vs. 2023 Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$69,030	$106,025	$(36,995)	(35)%
Partner Network	15,887	15,093	794	5%
Total revenue	$84,917	$121,118	$(36,201)	(30)%

Owned and Operated Advertising

Owned and Operated Advertising revenue decreased for the three months ended March 31, 2024 as compared to the prior year comparative period, primarily due to softening domestic advertiser spend. For the quarter ended March 31, 2024 compared to the prior quarter comparative period, sessions increased 183 million to 1,209 million from 1,026 million. RPS for O&O decreased by $0.04 to $0.06 from $0.10.

Partner Network

Partner Network revenue increased for the three months ended March 31, 2024 as compared to the prior year comparative period, due to our continued investment in this business and growth from newer partners that continue to generate more traffic to our platform. This was partially offset by softening advertiser spend, leading to a reduction in RPS. For the quarter ended March 31, 2024, compared to prior quarter comparative period, sessions increased 600 million to 1,048 million from 448 million, and Network RPS decreased by approximately $0.01 to $0.02 from $0.03.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased in line with a decrease in O&O's revenue. For the three months ended March 31, 2024, compared to prior year comparative period, our CPS decreased $0.03 to $0.04 from $0.07.

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

The following table presents our adjusted gross profit by reportable segment (in thousands).

	Three Months Ended March 31,		2024 vs. 2023 Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$22,462	$29,839	$(7,377)	(25)%
Partner Network	10,919	10,217	702	7%
Total adjusted gross profit	$33,381	$40,056	$(6,675)	(17)%

Refer to the Revenue and Cost of revenue (excluding depreciation and amortization) discussions above.

Salaries and benefits

Salaries and benefits decreased for the three months ended March 31, 2024 as compared to the prior year comparative period, primarily due to a $1.9 million decrease in stock-based compensation and a $1.8 million reduction in salary expense due to lower headcount.

Selling, general, and administrative

Selling, general, and administrative expense decreased for the three months ended March 31, 2024 as compared to the prior year comparative period, primarily due to a $1.7 million decrease in advisory, consulting, and legal fees, and to a lesser extent insurance costs.

Depreciation and amortization

Depreciation and amortization expense increased for the three months ended March 31, 2024 as compared to the prior year comparative period, primarily increased amortization related to our continued investment in internally developed software.

Gain from debt extinguishment

Gain from debt extinguishment increased for the three months ended March 31, 2024 as compared to the prior year comparative period, due to the gain recognized as a result of our repurchase of debt through the Dutch auction that occurred in January of 2024.

Interest expense, net

Interest expense, net decreased for the three months ended March 31, 2024 as compared to the prior year comparative period, primarily due to a lower debt outstanding balance in the current year.

Change in fair value of warrant liabilities

The increase in fair value of our warrant liability for the three months ended March 31, 2024, as compared to the prior year comparative period was due to the remeasurement of warrant liability to its fair value at March 31, 2023 where the fluctuations are driven by the market value of our Class A common stock.

Income tax benefit

The difference between the effective tax rates for the periods presented and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), non-deductible expenses, valuation allowance and outside basis adjustments.

Net loss from discontinued operations, net of tax

Net loss from discontinued operations, net of tax is comprised of the net loss from discontinued operations, net of tax only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by us on an ongoing basis.

Indirect expenses which supported our subscription business, and which remained as part of the continuing operations following the sale are not reflected in loss from discontinued operations, net of tax.

Liquidity and Capital Resources

We expect existing cash and cash equivalents, cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months. Our main sources of liquidity have historically been, and are expected to be from cash on hand, cash flows from operations and financing activities. Our ability to fund future operating expenses and capital expenditures, and our ability to meet our future debt service obligations, will depend on our ability to execute on our operational strategy and may be affected by our profitability, as well as general economic, financial and other factors which are beyond our control.

We continue to develop and implement plans to improve our liquidity. Our main focus is executing on our operational strategy, which includes continued focus on expanding the number of advertising partners that are utilizing or integrated with RAMP by continuing to attract and monetize users with commercial intent on our owned and operated web properties and on behalf of our network partners as well as optimizing bids and driving higher returns on advertising spend. Additionally, we are focused on our current cost structure by reducing our cash operating expenses and debt service obligations. Adverse macroeconomic conditions have affected, and may in the future affect, the demand for advertising, resulting in fluctuations in the amounts our advertisers spend on advertising, which could have a negative impact on our financial condition and operating results.

As of March 31, 2024, we had unrestricted cash and cash equivalents of $69.9 million and $50.0 million available to borrow on our 2022 Revolving Facility. For the three months ended March 31, 2024, the Company had cash outflows from operations of $16.0 million. The principal drivers of our cash outflow from operations for the three months ended March 31, 2024, were cash bonus-related payments of $7.2 million primarily related to 2023 annual employee performance bonuses, $1.8 million of audit fees, $2.4 million of consulting fees, and interest paid on our Term Loan of $8.2 million.

Our revenue is dependent on two key Advertising Partners, which are Google and Microsoft. Refer to our concentration with customers discussion at Note 2, Summary of Significant Accounting Policies for additional information.

Credit Facilities

Term Loan

We entered into a new loan (“Term Loan”) and revolving facility (“2022 Revolving Facility” and, together with the Term Loan "Credit Agreement") with Bank of America, N.A. as administrative agent, on January 27, 2022, providing for a 5.5 year Term Loan with an initial principal balance of $400.0 million and with the net proceeds of $376.0 million. The 2022 Revolving Facility provided borrowing availability of up to $50.0 million. As of March 31, 2024, there was no balance outstanding on the 2022 Revolving Facility and principal of $296.3 million was outstanding on the Term Loan. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate (“SOFR”) plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage ratio covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the total availability under the 2022 Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The Credit Agreement has certain financial and nonfinancial covenants, including the "springing" leverage ratio covenant described above. The Credit Agreement also requires that we deliver our audited consolidated financial statements to our lenders within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we have an additional 30 days to cure such default.

The 2022 Revolving Facility matures in January 2027, and accordingly, when there is a balance outstanding it is classified within long-term debt, net on the condensed consolidated balance sheet. The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. As of March 31, 2024, there was no outstanding balance.

On January 17, 2024, we completed the repurchase of $63.7 million in principal amount of our Term Loan indebtedness or an aggregate purchase price of $40.9 million (at discount of 64.2% of its par value) pursuant to a Dutch auction tender offer. Following the repurchase, the outstanding principal amount of the Term Loan was $301.3 million. We used available cash on hand to fund the repurchase (see Note 5, Debt, Net).

We have been able to and expect to be able to continue to make the required payments of principal and interest on the Credit Agreement (as and when due) on a timely basis.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(15,987)	$(5,801)
Net cash used in investing activities	$(1,622)	$(2,392)
Net cash used in financing activities	$(48,158)	$(9,132)

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

In the three months ended March 31, 2024, cash used in operating activities of $16.0 million. The principal drivers of our cash outflow from operations three months ended March 31, 2024, were cash bonus payments of $7.2 million primarily related to 2023 annual employee performance bonuses, $1.8 million of audit fees, $2.4 million of consulting fees, and interest paid on our Term Loan of $8.2 million.

In the three months ended March 31, 2023, cash used in operating activities of $5.8 million resulted primarily from a net loss of $42.9 million, noncash deferred tax benefit of $7.9 million, an adjustment for the change in fair value of warrants of $1.4 million, a payment of long-term earnout liabilities of $10.0 million and a decrease in accrued expenses and other current liabilities of $5.1 million. This was partially offset by noncash items including depreciation and amortization expense of $29.4 million, stock-based compensation of $14.1 million, an increase in deferred revenue of $6.2 million, a decrease in accounts receivable of $11.3 million, and an increase in other long-term liabilities of $0.3 million.

Investing Activities

Our primary investing activities consisted of costs capitalized for internally developed software.

In the three months ended March 31, 2024, cash used in investing activities of $1.6 million resulted primarily from costs capitalized for internally developed software.

In the three months ended March 31, 2023, cash used in investing activities of $2.4 million resulted primarily from costs capitalized for internally developed software and purchases of property and equipment.

Financing Activities

Our financing activities consisted primarily of repayments of our indebtedness under our credit facilities.

In the three months ended March 31, 2024, cash used in financing activities of $48.2 million resulted primarily from repayment of the 2022 Term Note of $46.1 million.

In the three months ended March 31, 2023, cash used in financing activities of $9.1 million resulted primarily from repayment of existing term loan of $5.0 million, taxes paid related to net settlement of stock awards of $2.8 million, and payment of acquisition holdback of $1.3 million.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2021, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of March 31, 2024, we remain contractually obligated to spend a remaining $10.0 million towards this commitment.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our condensed consolidated financial statements are stock-based compensation, business combinations and valuation of goodwill and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Material weaknesses in internal control over financial reporting

We have identified material weaknesses in our internal control over financial reporting as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over (i) the preparation and review of business performance reviews, account reconciliations, journal entries, and identification of asset groups and (ii) maintaining appropriate segregation of duties. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the consolidated financial statements, including the statement of cash flows.

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

These material weaknesses also resulted in an immaterial misstatement within cash flows from operating activities of System1, Inc. as of and for the three months ended March 31, 2024. These material weaknesses also resulted in immaterial misstatements within stockholders' equity of the consolidated financial statements of System1, Inc. as of September 30, 2022, December 31 2022, December 31, 2023 and all quarterly periods during 2023.

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

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. See Note 7, Commitments and Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of material legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases
In August 2022, the Board authorized up to $25.0 million for the repurchase of our Class A common stock and Public Warrants. During the quarter ended, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of March 31, 2024, we had $23.9 million available under this authorization remaining.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.		Description	Form	File No.	Exhibit	Filing Date
2.1(a)		Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021
	0
2.1(b)		Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)		Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)	Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

2.2	Share Purchase Agreement, dated November 30, 2023, by and among System1, Inc., Orchid Merger Sub II, LLC, Sonic Newco, LLC, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	2.1	12/4/2023

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2	Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39331	4.2	6/6/2023

10.1^	System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/20/2022

10.2#	Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	10-K	001-39331	10.7	6/6/2023

10.9	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.10	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	6/22/2020

10.11	Form of Indemnification Agreement and Advancement Agreement	8-K	001-39331	10.4	3/2/2022

10.12^	Employment Agreement, dated as of June 15, 2023, between Tridivesh Kidambi and System1, LLC.	8-K	001-39331	10.1	6/22/2022

10.17	Form of Stockholders Agreement	S-4/A	333-260714	10.3	12/16/2021

10.26	Insider Trading Policy	10-K	001-39331	10.26	3/15/2024

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1*	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-39331	97.1*	3/15/2024

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

System1 Inc.
Date: May 9, 2024
	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: May 9, 2024	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer