Form 10-Q
period 2024-06-30
System1, Inc.
filed 2024-08-08
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ______ to ______

Commission File Number 001-39331

System1, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-3978051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Redwood Avenue Los Angeles, CA	90066
(Address of Principal Executive Offices)	(Zip Code)
(310) 924-6037
(Registrant’s telephone number including area code)

Not applicable
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2024, there were 69,539,856 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,203,676 shares issued and outstanding of Class C common stock, $0.0001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$75,651	$135,343
Restricted cash, current	4,253	3,813
Accounts receivable, net	61,915	56,093
Prepaid expenses and other current assets	6,805	6,754
Total current assets	148,624	202,003
Restricted cash, non-current	371	4,294
Property and equipment, net	2,613	3,084
Internal-use software development costs, net	13,447	11,425
Intangible assets, net	259,671	297,001
Goodwill	82,407	82,407
Operating lease right-of-use assets	3,759	4,732
Other non-current assets	444	524
Total assets	$511,336	$605,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,248	$9,499
Accrued expenses and other current liabilities	76,817	59,314
Operating lease liabilities, current	2,385	2,333
Debt, net	16,272	15,271
Total current liabilities	101,722	86,417
Operating lease liabilities, non-current	2,339	3,582
Long-term debt, net	263,338	334,232
Warrant liability	936	2,688
Deferred tax liability	7,042	8,307
Other non-current liabilities	6,680	929
Total liabilities	$382,057	$436,155
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock $0.0001 par value; 500,000 shares authorized, 69,255 and 65,855 Class A shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$7	$7
Class C common stock $0.0001 par value; 25,000 shares authorized, 21,204 and 21,513 Class C shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	854,270	843,112
Accumulated deficit	(744,572)	(707,662)
Accumulated other comprehensive loss	(295)	(181)
Total stockholders' equity attributable to System1, Inc.	109,412	135,278
Non-controlling interest	19,867	34,037
Total stockholders' equity	129,279	169,315
Total liabilities and stockholders' equity	$511,336	$605,470
See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$94,581	$96,914	$179,498	$218,032
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	55,798	56,657	109,496	139,610
Salaries and benefits	33,937	27,054	58,420	55,201
Selling, general, and administrative	13,989	15,340	26,717	30,195
Depreciation and amortization	19,943	19,688	39,747	39,080
Total operating expenses	123,667	118,739	234,380	264,086
Operating loss	(29,086)	(21,825)	(54,882)	(46,054)
Other expense (income):
Interest expense, net	7,871	12,334	15,841	23,736
Gain from debt extinguishment	(433)	—	(20,109)	—
Change in fair value of warrant liabilities	(1,501)	2,018	(1,752)	609
Total other expense (income), net	5,937	14,352	(6,020)	24,345
Loss before income tax	(35,023)	(36,177)	(48,862)	(70,399)
Income tax benefit	(178)	(6,670)	(226)	(10,499)
Net loss from continuing operations	(34,845)	(29,507)	(48,636)	(59,900)
Net loss from discontinued operations, net of tax	—	(13,484)	—	(26,017)
Net loss	(34,845)	(42,991)	(48,636)	(85,917)
Less: Net loss from continuing operations attributable to non-controlling interest	(8,472)	(6,165)	(11,726)	(12,922)
Less: Net loss from discontinued operations attributable to non-controlling interest	—	(2,525)	—	(4,892)
Net loss attributable to System1, Inc.	$(26,373)	$(34,301)	$(36,910)	$(68,103)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(26,373)	$(23,342)	$(36,910)	$(46,978)
Net loss from discontinued operations	—	(10,959)	—	(21,125)
Net loss attributable to System1, Inc.	$(26,373)	$(34,301)	$(36,910)	$(68,103)

Basic and diluted net loss per share:
Continuing operations	$(0.38)	$(0.25)	$(0.54)	$(0.50)
Discontinued operations	—	(0.12)	—	(0.23)
Basic and diluted net loss per share	$(0.38)	$(0.37)	$(0.54)	$(0.73)

Weighted average number of shares outstanding - basic and diluted	69,383	93,799	68,582	93,288

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(34,845)	$(42,991)	$(48,636)	$(85,917)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(96)	186	(231)	78
Comprehensive loss	(34,941)	(42,805)	(48,867)	(85,839)
Comprehensive loss attributable to non-controlling interest	(8,544)	(8,640)	(11,843)	(17,780)
Comprehensive loss attributable to System1, Inc.	$(26,397)	$(34,165)	$(37,024)	$(68,059)

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	65,855	$7	21,513	$2	$843,112	$(707,662)	$(181)	$34,037	$169,315
Net loss	—	—	—	—	—	(10,537)	—	(3,254)	(13,791)
Issuance of common stock in connection with settlement of incentive plan	970	—	—	—	2,464	—	—	(757)	1,707
Conversion of Class C shares to Class A shares	309	—	(309)	—	241	—	—	(241)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(110)	—	—	—	(110)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,498	—	—	—	178	—	—	(1,169)	(991)
Other comprehensive loss	—	—	—	—	—	—	(90)	(45)	(135)
Stock-based compensation	—	—	—	—	4,317	—	—	88	4,405
Contributions from members, net of distributions	—	—	—	—	—	—	—	5	5
Balance at March 31, 2024	68,632	$7	21,204	$2	$850,202	$(718,199)	$(271)	$28,664	$160,405
Net loss	—	—	—	—	—	(26,373)	—	(8,472)	(34,845)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	623	—	—	—	284	—	—	(308)	(24)
Other comprehensive loss	—	—	—	—	—	—	(24)	(72)	(96)
Stock-based compensation	—	—	—	—	3,784	—	—	87	3,871
Distributions to members	—	—	—	—	—	—	—	(32)	(32)
Balance at June 30, 2024	69,255	$7	21,204	$2	$854,270	$(744,572)	$(295)	$19,867	$129,279

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	91,674	$9	21,747	$2	$831,566	$(439,296)	$(260)	$78,650	$470,671
Net loss	—	—	—	—	—	(33,802)	—	(9,124)	(42,926)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,449)	—	—	(281)	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,819	—	—	(160)	1,659
Conversion of Class C shares to Class A shares	234	—	(234)	—	1,047	—	—	(1,047)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive loss	—	—	—	—	—	—	(62)	(47)	(109)
Stock-based compensation	—	—	—	—	6,203	—	—	958	7,161
Balance at March 31, 2023	93,147	$9	21,513	$2	$838,745	$(473,424)	$(322)	$68,949	$433,959
Net loss	—	—	—	—	—	(34,301)	—	(8,690)	(42,991)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	455	—	—	—	(133)	—	—	(181)	(314)
Other comprehensive income (loss)	—	—	—	—	—	—	208	(22)	186
Stock-based compensation	—	—	—	—	4,956	—	—	615	5,571
Balance at June 30, 2023	93,602	$9	21,513	$2	$843,568	$(507,725)	$(114)	$60,671	$396,411

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(48,636)	$(85,917)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	39,762	57,426
Stock-based compensation	7,412	31,852
Amortization of debt issuance costs	2,002	2,933
Noncash lease expense	931	878
Change in fair value of warrant liabilities	(1,752)	608
Deferred tax benefits	(1,262)	(14,285)
Gain from debt extinguishment	(20,109)	—
Share-based liabilities	10,253	—
Other, net	(192)	1,086
Changes in operating assets and liabilities:
Accounts receivable	(5,823)	16,158
Prepaid expenses and other current assets	26	(1,265)
Accounts payable	(3,251)	7,818
Accrued expenses and other current liabilities	15,747	(12,545)
Deferred revenue	16	10,297
Long-term earnout liabilities	—	(15,000)
Other non-current liabilities	(1,146)	1,308
Net cash (used in) provided by operating activities	(6,022)	1,352
Cash Flows from Investing Activities
Purchases of property and equipment	—	(1,581)
Capitalized software development costs	(3,218)	(3,487)
Net cash used in investing activities	(3,218)	(5,068)
Cash Flows from Financing Activities
Proceeds from related-party loan, net of lender fees	—	39,000
Repayments of related party loan, inclusive of lender fees	—	(34,000)
Repayment of Term Loan	(51,786)	(10,000)
Payment of acquisition holdback	—	(1,250)
Taxes paid related to net settlement of stock awards	(2,116)	(3,052)
Distributions to members, net of contributions	(27)	(66)
Net cash used in financing activities	(53,929)	(9,368)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(6)	199
Net decrease in cash, cash equivalents and restricted cash	(63,175)	(12,885)
Cash and cash equivalents and restricted cash, beginning of the period	143,450	39,075
Cash and cash equivalents and restricted cash, end of the period	$80,275	$26,190
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$75,651	$15,451
Restricted cash	4,624	10,739
Total cash, cash equivalents and restricted cash	$80,275	$26,190

Supplemental cash flow information:
Capitalized assets financed by accounts payable	$—	$53
Stock-based compensation included in capitalized software development costs	$814	$1,124
Settlement of incentive plan through issuance of common stock	$1,707	$1,658

See notes to condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Description of Business

System1, Inc. and subsidiaries (the "Company", "we", "our" or "us") operates an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform ("RAMP"). Operating seamlessly across major advertising networks and advertising category verticals to acquire high-intent end-users, RAMP allows us to monetize these acquired end users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). RAMP operates across our network of owned and operated websites, allowing us to monetize end-user traffic that we source from various acquisition marketing channels, including Google, Facebook, Outbrain, and TikTok. RAMP also allows third party advertising platforms and publishers ("Network Partners") to send end-user traffic to, and monetize end user traffic on, our owned and operated websites or through our monetization agreements.

We have two reportable segments: Owned and Operated Advertising and Partner Network (see Note 10, Segment Reporting).

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles ("GAAP") applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Our condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission ("SEC") on March 15, 2024.

In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations, financial position or cash flows for any period presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or future operating periods.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

We completed the sale of Total Security Limited, formerly known as Protected.net Group Limited ("Protected") on November 30, 2023. The results of operations of our Protected business prior to its sale are presented as net loss from discontinued operations in our condensed consolidated statements of operations in the periods applicable (see Note 12, Discontinued Operations).

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revision of Previously Issued Consolidated Financial Statements

During the fourth quarter of 2023, we identified certain errors related to our previously issued financial statements as of and for the three and six months ended June 30, 2023 as follows:

a.Additional paid-in capital was understated by $1.2 million as of June 30, 2023, and salaries and benefits expense was overstated by $0.9 million and $0.6 million for the three and six months ended June 30, 2023, respectively, as a result of not accelerating expenses upon the forfeiture of certain cash and equity Replacement Awards (as defined in Note 9, Net Loss Per Share) previously granted in 2022 that impacted the condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders' equity, and condensed consolidated statement of cash flows.

b.We did not appropriately account for changes in equity and earnings per share, specifically:
(i) the carrying amount of non-controlling interest was not updated as changes in ownership events occurred during each reporting period;
(ii) certain equity Replacement Awards granted during 2022 were not properly considered in the allocation of net income (loss) to controlling and non-controlling interest and earnings per share. These errors impacted the condensed consolidated balance sheets, condensed consolidated statement of operations, condensed consolidated statements of changes in stockholders' equity, and condensed consolidated statement of cash flows.

c.We made additional corrections for other immaterial errors.

d.We adjusted for the tax impacts of the revisions related to such errors described above.

e.We adjusted for a $6.8 million misclassification of cash held in a treasury deposit account from restricted cash, current to cash and cash equivalents, as there were no legal restrictions on the balance.

We concluded that the errors were not material, either individually or in the aggregate, to our previously issued condensed consolidated financial statements for the impacted period. To correct the immaterial errors, we have revised our previously issued condensed consolidated financial statements as of and for the period ended June 30, 2023.

We have revised the condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of comprehensive income (loss), condensed consolidated statement of changes in stockholders' equity, and condensed consolidated statement of cash flows for the period ended June 30, 2023, as well as the associated Notes to the condensed consolidated financial statements to reflect the correction of these immaterial errors in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. The following tables reflect the errors discussed in a through e above.

The following table reflects the revisions and the impact of reporting Discontinued Operations related to the sale of our Protected business to the previously issued condensed consolidated balance sheet as of June 30, 2023 (in thousands):

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As Previously Reported	Revision Adjustment	As Revised		Impact of Reclassification of Discontinued Operations	As Currently Reported
Assets
Current assets:
Cash and cash equivalents	$8,603	$6,848	$15,451	(e)	$(11,149)	$4,302
Restricted cash, current	11,762	(6,848)	4,914	(e)	(1,649)	3,265
Total current assets	95,130	—	95,130		—	95,130
Liabilities and Stockholders' Equity
Deferred tax liability	$29,851	$534	$30,385	(d)	$(11,956)	$18,429
Total liabilities	681,268	534	681,802		—	681,802
Stockholders’ Equity / Members’ Deficit
Additional paid-in capital	$842,350	$1,218	$843,568	(a) (b)	$—	$843,568
Accumulated deficit	(514,809)	7,084	(507,725)	(a) (b) (d)	—	(507,725)
Accumulated other comprehensive loss	(270)	156	(114)	(d)	—	(114)

Total stockholders' equity attributable to System1, Inc.	$327,282	$8,458	$335,740		$—	$335,740
Non-controlling interest	69,663	(8,992)	60,671	(b)	—	60,671
Total stockholders' equity	$396,945	$(534)	$396,411		$—	$396,411
Total liabilities and stockholders' equity	$1,078,213	$—	$1,078,213		$—	$1,078,213

The following tables reflect the revisions and the impact of reporting Discontinued Operations related to the sale of our Protected business to the previously issued condensed consolidated statement of operations, for the three and six months ended June 30, 2023 (in thousands):

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2023
	As Previously Reported	Revision Adjustment		As Revised	Impact of Reclassification of Discontinued Operations	As Currently Reported
Salaries and benefits	$43,991	$(890)	(a)	$43,101	$(16,047)	$27,054
Total operating expenses	183,660	(890)		182,770	(64,031)	118,739
Operating loss	(36,422)	890		(35,532)	13,707	(21,825)

Loss before income tax	$(50,782)	$890		$(49,892)	$13,715	$(36,177)
Income tax benefit	(6,605)	(296)	(d)	(6,901)	231	(6,670)
Net loss from continuing operations	(44,177)	1,186		(42,991)	13,484	(29,507)
Net loss from discontinued operations, net of tax	—	—		—	(13,484)	(13,484)
Net loss	(44,177)	1,186		(42,991)	—	(42,991)
Less: Net loss from continuing operations attributable to non-controlling interest	(8,947)	257	(b)	(8,690)	2,525	(6,165)
Less: Net loss from discontinued operations attributable to non-controlling interest	—	—		—	(2,525)	(2,525)
Net loss attributable to System1, Inc.	$(35,230)	$929		$(34,301)	$—	$(34,301)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(35,230)	$929	(a) (b) (d)	$(34,301)	$10,959	$(23,342)
Net loss from discontinued operations	—	—		—	(10,959)	(10,959)
Net loss attributable to System1, Inc.	$(35,230)	$929		$(34,301)	$—	$(34,301)

Basic and diluted net loss per share:
Continuing operations	$(0.38)	$0.01	(b)	$(0.37)	$0.12	$(0.25)
Discontinued operations	—	—		—	(0.12)	(0.12)
Basic and diluted net loss per share	$(0.38)	$0.01		$(0.37)	$—	$(0.37)

Weighted average number of shares outstanding - basic and diluted	93,425	374	(b)	93,799		93,799

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
	As Previously Reported	Revision Adjustment		As Revised	Impact of Reclassification of Discontinued Operations	As Currently Reported
Salaries and benefits	$82,389	$(594)	(a)	$81,795	$(26,594)	$55,201
Total operating expenses	389,006	(594)		388,412	(124,326)	264,086
Operating loss	(73,914)	594		(73,320)	27,266	(46,054)

Loss before income tax	$(98,316)	$594		$(97,722)	$27,323	$(70,399)
Income tax benefit	(11,013)	(792)	(d)	(11,805)	1,306	(10,499)
Net loss from continuing operations	(87,303)	1,386		(85,917)	26,017	(59,900)
Net loss from discontinued operations, net of tax	—	—		—	(26,017)	(26,017)
Net loss	(87,303)	1,386		(85,917)	—	(85,917)
Less: Net loss from continuing operations attributable to non-controlling interest	(18,121)	307	(b)	(17,814)	4,892	(12,922)
Less: Net loss from discontinued operations attributable to non-controlling interest	—	—		—	(4,892)	(4,892)
Net loss attributable to System1, Inc.	$(69,182)	$1,079		$(68,103)	$—	$(68,103)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(69,182)	$1,079	(a) (b) (d)	$(68,103)	$21,125	$(46,978)
Net loss from discontinued operations	—	—		—	(21,125)	(21,125)
Net loss attributable to System1, Inc.	$(69,182)	$1,079		$(68,103)	$—	$(68,103)

Basic and diluted net loss per share:
Continuing operations	$(0.74)	$0.01	(b)	$(0.73)	$0.23	$(0.50)
Discontinued operations	—	—		—	(0.23)	(0.23)
Basic and diluted net loss per share	$(0.74)	$0.01		$(0.73)	$—	$(0.73)

Weighted average number of shares outstanding - basic and diluted	92,945	343	(b)	93,288		93,288

The following tables reflect the revisions related to the previously issued condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023
	As Previously Reported	Revision Adjustment		As Currently Reported
Net loss	$(44,177)	$1,186	(a) (d)	$(42,991)
Other comprehensive income (loss)
Foreign currency translation income (loss)	187	(1)	(c)	186
Comprehensive loss	(43,990)	1,185		(42,805)
Comprehensive loss attributable to non-controlling interest	(8,897)	257	(b)	(8,640)
Comprehensive loss attributable to System1, Inc.	$(35,093)	$928		$(34,165)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
	As Previously Reported	Revision Adjustment		As Currently Reported
Net loss	$(87,303)	$1,386	(a) (d)	$(85,917)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	79	(1)	(c)	78
Comprehensive loss	(87,224)	1,385		(85,839)
Comprehensive loss attributable to non-controlling interest	(18,087)	307	(b)	(17,780)
Comprehensive loss attributable to System1, Inc.	$(69,137)	$1,078		$(68,059)

The following tables reflect the revisions to the previously issued condensed consolidated statement of changes in stockholders' equity for the six months ended June 30, 2023 (in thousands). Although the impact of such revisions is pervasive throughout the condensed consolidated statement of changes in stockholders' equity as a result of the errors described above, the most significant revisions include a reduction of net loss of $1.4 million, an increase of non-controlling interest of $1.2 million, a reduction in accumulated deficit of $1.1 million and a reduction in additional paid-in-capital of $0.7 million.

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
As Previously Reported
Balance at December 31, 2022	91,674	$9	21,747	$2	$831,566	$(439,296)	$(260)	$78,650	$470,671
Net loss	—	—	—	—	—	(33,952)	—	(9,174)	(43,126)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,730)	—	—	—	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,659	—	—	—	1,659
Conversion of Class C shares to Class A shares	234	—	(234)	—	955	—	—	(955)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive loss	—	—	—	—	—	—	(62)	(47)	(109)
Stock-based compensation	—	—	—	—	6,963	—	—	—	6,963
Balance at March 31, 2023	93,147	$9	21,513	$2	$838,972	$(473,574)	$(322)	$68,474	$433,561
Net loss	—	—	—	—	—	(35,230)	—	(8,947)	(44,177)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	455	—	—	—	(314)	—	—	—	(314)
Other comprehensive income (loss)	—	—	—	—	—	—	209	(22)	187

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Stock-based compensation	—	—	—	—	5,571	—	—	—	5,571
Balance at June 30, 2023	93,602	$9	21,513	$2	$844,229	$(508,804)	$(113)	$59,505	$394,828

Revision Adjustments
Net loss	—	$—	—	$—	$—	$150	$—	$50	$200	(a) (b) (d)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	—	—	281	—	—	(281)	—	(a) (b)
Issuance of common stock in connection with settlement of incentive plan	—	—	—	—	160	—	—	(160)	—	(b)
Conversion of Class C shares to Class A shares	—	—	—	—	92	—	—	(92)	—	(b)
Stock-based compensation	—	—	—	—	(760)	—	—	958	198	(a) (b)
Balance at March 31, 2023	—	$—	—	$—	$(227)	$150	$—	$475	$398
Net loss	—	—	—	—	—	929	—	257	1,186	(a) (b) (d)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	—	—	181	—	—	(181)	—	(a) (b)
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)	(c)
Stock-based compensation	—	—	—	—	(615)	—	—	615	—	(a) (b)
Balance at June 30, 2023	—	$—	—	$—	$(661)	$1,079	$(1)	$1,166	$1,583

As Revised
Net loss	—	$—	—	$—	—	$(33,802)	$—	$(9,124)	$(42,926)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,449)	—	—	(281)	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,819	—	—	(160)	1,659
Conversion of Class C shares to Class A shares	234	—	(234)	—	1,047	—	—	(1,047)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive loss	—	—	—	—	—	—	(62)	(47)	(109)
Stock-based compensation	—	—	—	—	6,203	—	—	958	7,161

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2023	93,147	$9	21,513	$2	$838,745	$(473,424)	$(322)	$68,949	$433,959
Net loss	—	—	—	—	—	(34,301)	—	(8,690)	(42,991)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	455	—	—	—	(133)	—	—	(181)	(314)
Other comprehensive income (loss)	—	—	—	—	—	—	208	(22)	186
Stock-based compensation	—	—	—	—	4,956	—	—	615	5,571
Balance at June 30, 2023	93,602	$9	21,513	$2	$843,568	$(507,725)	$(114)	$60,671	$396,411

The following table reflects the revisions to the previously issued condensed consolidated statement of cash flows for the six months ended June 30, 2023 (in thousands):

	As Previously Reported	Revision Adjustment		As Currently Reported
Cash Flows from Operating Activities
Net loss	$(87,303)	$1,386	(a) (d)	$(85,917)
Stock-based compensation	31,656	196	(a)	31,852
Other, net [1]	3,588	431	(c)	4,019
Deferred tax benefits	(13,493)	(792)	(d)	(14,285)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(834)	(431)	(c)	(1,265)
Accrued expenses and other current liabilities	(10,963)	(1,582)	(c)	(12,545)
Other non-current liabilities	516	792	(c)	1,308
Net cash provided by operating activities	1,352	—		1,352
_______________
1 To conform to current period presentation, the amount related to amortization of debt issuance costs included in other, net has been reclassified to amortization of debt issuance costs in the condensed consolidated statement of cash flows.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Risks

We are subject to certain business and operational risks, including competition from alternative technologies, as well as dependence on key Advertising Partners, key employees, key contracts, and growth to achieve our business and operational objectives.

As of June 30, 2024, we had two paid search advertising partnership agreements with Google and one paid search advertising partnership agreement with Microsoft. One of the Google agreements expires on February 28, 2025. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately or with minimal notice.

During the three months ended June 30, 2024, we recorded revenue of $6.6 million from an Advertising Partner and a contra revenue liability of $5.9 million due to certain Network Partners related to traffic sent to our platform by those Network Partners that generated search advertising revenue. We have currently withheld payment to the impacted Network Partners pending a comprehensive ongoing review of whether such traffic generating the search advertising revenue was valid or otherwise complied with the terms of our commercial arrangements with such Network Partners. For any traffic determined to be either invalid or not in compliance with such commercial arrangements, the corresponding amounts may be withheld from our Network Partners as a result of such violations and in that case, would be recognized as revenue in the period in which such final determination is made (currently expected to be in 2024).

3.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

Goodwill was $82.4 million as of June 30, 2024 and December 31, 2023, all of which is attributable to the Partner Network reporting unit. No impairment of goodwill was recognized in any of the periods presented.

Internal-use Software Development Costs, Net and Intangible Assets, Net

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$17,820	$(4,373)	$13,447
Intangible assets:
Developed technology	$196,128	$(118,870)	$77,258
Trademarks and trade names	236,053	(56,850)	179,203
Software	5,100	(2,978)	2,122
Customer relationships	2,900	(1,812)	1,088
Total	$440,181	$(180,510)	$259,671

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$13,788	$(2,363)	$11,425
Intangible assets:
Developed technology	$196,128	$(94,354)	$101,774
Trademarks and trade names	236,053	(45,050)	191,003
Software	5,100	(2,341)	2,759
Customer relationships	2,900	(1,435)	1,465
Total	$440,181	$(143,180)	$297,001

The internal-use software development costs include construction in progress (which amounts are not subject to amortization until placed in service) of $4.2 million and $3.5 million as of June 30, 2024 and December 31, 2023, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense for internal-use software development	$1,076	$839	$2,010	$1,396
Amortization expense for intangible assets	$18,665	$18,665	$37,330	$37,330

No impairment of internal-use software development cost or intangible assets was recognized for any of the periods presented.

As of June 30, 2024, the weighted average amortization period for all intangible assets was 7 years.

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Accrued revenue share	$29,066	$16,365
Accrued marketing expenses	12,744	19,737
Accrued payroll and related benefits	11,420	13,751
Accrued interest payable	5,175	311
Other current liabilities	18,412	9,150
Accrued expenses and other current liabilities	$76,817	$59,314

CouponFollow Incentive Plan

As of June 30, 2024, the Company determined it is probable that the CouponFollow business would achieve certain performance conditions during the Performance Periods, and accordingly, recognized a short-term liability within accrued expenses and other current liabilities of $4.7 million and a non-current liability of $5.6 million within other non-current liabilities in our condensed consolidated balance sheets for the Tier 1 and Tier 2 amounts set forth in the CouponFollow Incentive Plan. The carrying amount of the share-based liabilities approximates its fair value.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2024, we issued 1.0 million shares of Class A common stock with an aggregate fair value of $1.7 million, net of shares withheld for taxes, on the date of the settlement to settle the second installment of the Fixed Amount in the amount of $3.3 million. We recognized a gain of $0.5 million for the difference between the fair value of the Class A common stock issued and the carrying value of the liability. For the six months ended June 30, 2024, we recognized $0.8 million for the third installment of the Fixed Amount within salaries and benefits expenses on the condensed consolidated statements of operations.

5.Debt, Net

We entered into a term loan ("Term Loan") and revolving facility ("2022 Revolving Facility") with Bank of America, N.A., on January 27, 2022, providing for a 5.5-year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The 2022 Revolving Facility provided for borrowing availability of up to $50.0 million. As of June 30, 2024, there was no balance outstanding on the 2022 Revolving Facility, and principal of $290.1 million was outstanding on the Term Loan. Through December 31, 2025, the outstanding Term Loan is subject to quarterly amortization payments of $5.0 million. From March 31, 2026, the Term Loan is subject to quarterly amortization payments of $7.5 million. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the $50.0 million 2022 Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with our financial covenants as of June 30, 2024.

The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. As of June 30, 2024, we had $50.0 million available on the 2022 Revolving Facility.

On January 17, 2024, we completed the repurchase of $63.7 million in principal amount of our Term Loan for an aggregate purchase price of $40.9 million (at discount of 64.2% of its par value) pursuant to a Dutch auction tender offer. Following the repurchase, the outstanding principal amount of the Term Loan was $301.3 million. We used available cash on hand to fund the repurchase. Our gain on the repurchase was $19.7 million before fees and expenses incurred to negotiate, document and consummate the repurchase.

On April 30, 2024, we completed the repurchase of an additional $1.2 million in principal amount of our Term Loan for an aggregate purchase price of $0.7 million (at discount of 60.0% of its par value) pursuant to a privately negotiated repurchase transaction. Following the repurchase, the outstanding principal amount of the Term Loan was $295.0 million. We used available cash on hand to fund the repurchase. Our gain on the repurchase was $0.4 million before fees and expenses incurred to negotiate, document and consummate the additional repurchase.

On August 1, 2024, the Company undertook a corporate reorganization, the result of which was that all of the assets and business operations of System1 are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which the Company maintains the controlling interest and where the non-controlling interest is held by the Company's Class C common stockholders. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company, and 100% of S1 Media, LLC ("S1 Media"), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with the Company’s owned & operated products businesses, which includes CouponFollow, Startpage and Mapquest, and (c) S1 Holdco holds the Company’s remaining assets and business operations associated with the Company's digital advertising businesses, including its proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

under the Company's Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	June 30, 2024	December 31, 2023
Term Loan [1,2]	$279,610	$349,503
Total Debt, net	$279,610	$349,503
_______________
[1] Includes unamortized discount of $9.9 million and $14.7 million and unamortized loan fees of $0.5 million and $0.8 million, as of June 30, 2024 and December 31, 2023, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $177.0 million and $222.7 million as of June 30, 2024 and December 31, 2023, respectively.

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

We recorded a benefit for income taxes of $0.2 million and $0.2 million for the three and six months ended June 30, 2024 and a benefit from income taxes of $6.7 million and $10.5 million for the three and six months ended June 30, 2023, respectively. The effective tax rate was 0.5% and 0.4% for the three and six months ended June 30, 2024, respectively and 18.4% and 14.9% for the three and six months ended June 30, 2023, respectively. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible expenses, increase to the valuation allowance related to unrealizable deferred tax assets, and outside basis adjustments. As of June 30, 2024, we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the three and six months ended June 30, 2024 and 2023, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of Tax Receivable Agreement Payments due under the Tax Receivable Agreement was $0.9 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively.

As discussed in Note 5, Debt, Net, on August 1, 2024, the Company undertook a corporate reorganization.

7.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of June 30, 2024, we remain contractually obligated to spend $10.0 million towards this commitment.

As of June 30, 2024, we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In October 2023, a putative California class action complaint (the "Complaint") was filed against us and our Protected business regarding alleged violations of California’s Auto Renewal Law requirements related to the marketing and sale of its subscription service offerings for anti-virus and ad-blocking software (the "Protected Software") to consumers. The Complaint alleges claims under California’s false advertising and unfair competition laws and primarily alleges that the marketing and sales checkout flows for the Protected Software did not clearly and conspicuously disclose that the named plaintiffs set forth in the Complaint were purchasing the Protected Software for a promotional period which would auto-renew after the applicable promotional period. While we dispute the claims alleged, we have reached a tentative settlement during June 2024, which would include a release of such claims by the relevant class, which tentative settlement is still subject to court approval and finalizing other terms and conditions. The amount of such tentative settlement has been accrued accordingly in accrued expenses and other current liabilities in our condensed consolidated balance sheets as of June 30, 2024.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2024.

8.Fair Value Measurement

Financial Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2024	December 31, 2023
	Level 1
Public Warrants	$936	$2,688

The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. There were no transfers in or out of levels during the periods presented.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

For further information on the fair value assessment of goodwill, refer to Note 3, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.Net Loss Per Share

Basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per share
Net loss from continuing operations attributable to System1, Inc.	$(0.38)	$(0.25)	$(0.54)	$(0.50)
Net loss from discontinued operations, net of tax attributable to System1, Inc.	—	(0.12)	—	(0.23)
Basic and diluted net loss per share	$(0.38)	$(0.37)	$(0.54)	$(0.73)
Numerator:
Net loss from continuing operations attributable to System1, Inc.	$(26,373)	$(23,342)	$(36,910)	$(46,978)
Net loss from discontinued operations, net of tax attributable to System1, Inc.	—	(10,959)	—	(21,125)
Net loss attributable to System1, Inc.	$(26,373)	$(34,301)	$(36,910)	$(68,103)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	69,383	93,799	68,582	93,288

For the periods presented in the table above, a total of 16.8 million Public Warrants were excluded from the computation of net loss per share as the impact was anti-dilutive.

Pursuant to the Merger, we were required to replace certain unvested profits interests awards, value creation units and Class F units that were outstanding as of the closing of the Business Combination, with a combination of a restricted stock unit and cash awards (collectively, "Replacement Awards"). We do not consider unvested Class A common stock related to the Replacement Awards as outstanding for accounting purposes as they are subject to continued service requirements or contingencies. These shares are not included in the denominator of the net loss per share calculation until the employee provides the requisite service resulting in the vesting of the award or the contingency is removed, or upon termination of an employee at which point the common stock underlying the award becomes issuable to the previous investors. Shares associated with the vested or forfeited Replacement Awards are deemed to be issued and outstanding for accounting purposes on the day of vest or forfeiture.

10.Segment Reporting

We have two operating and reportable segments: Owned and Operated Advertising and Partner Network. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), in deciding how to allocate resources and assess performance. Our Chief Executive Officer, who is considered to be our CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

assess segment performance, however these costs are included in reported condensed consolidated net loss from continuing operations before income tax and are included in the reconciliation that follows.

The following table summarizes revenue by reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Owned and Operated Advertising	$77,396	$77,300	$146,426	$183,325
Partner Network	17,185	19,614	33,072	34,707
Total revenue	$94,581	$96,914	$179,498	$218,032

The following table summarizes Adjusted gross profit by reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Owned and Operated Advertising	$27,378	$27,589	$49,840	$57,428
Partner Network	13,490	14,808	24,409	25,025
Adjusted gross profit	40,868	42,397	74,249	82,453
Other cost of revenue	2,085	2,140	4,247	4,031
Salaries and benefits	33,937	27,054	58,420	55,201
Selling, general, and administrative	13,989	15,340	26,717	30,195
Depreciation and amortization	19,943	19,688	39,747	39,080
Interest expense, net	7,871	12,334	15,841	23,736
Gain from debt extinguishment	(433)	—	(20,109)	—
Change in fair value of warrant liabilities	(1,501)	2,018	(1,752)	609
Loss before income tax	$(35,023)	$(36,177)	$(48,862)	$(70,399)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$91,215	$93,410	$172,897	$210,609
Other countries	3,366	3,504	6,601	7,423
Total revenue	$94,581	$96,914	$179,498	$218,032

11.Stock-Based Compensation

We recorded the following total stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$3,442	$4,294	$7,412	$10,126

Stock Appreciation Rights Plan

During the quarter ended June 30, 2024, the Company adopted the 2024 Stock Appreciation Rights Plan (the "Plan"), to enhance its ability to attract, retain, and motivate individuals who are expected to make significant contributions to the Company's future financial and operating performance. The maximum number of Class A common stock that may be issued pursuant to awards of Stock Appreciation Rights ("SARs") granted under the Plan ("Awards") is 23.8 million shares.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2024, we granted 22.4 million SARs in accordance with the Plan. Each Award of SARs shall vest and become exercisable as follows, subject to the employee's continued status as a service provider through the applicable Vesting Date (as defined in the Plan), and the term of any Stock Appreciation Right shall not exceed seven years: (1) twenty-five percent (25%) of the SARs subject to the Award (the “Tranche I SARs”) shall vest if the Company’s Adjusted EBITDA for any trailing twelve-month period concluding on or after the applicable date of grant equals or exceeds $50.0 million; (2) twenty-five percent (25%) of the SARs subject to the Award (the “Tranche II SARs”) shall vest if the Company’s Adjusted EBITDA for any trailing twelve-month period concluding on or after the applicable date of grant equals or exceeds $60.0 million; (3) twenty-five percent (25%) of the SARs subject to the Award (the “Tranche III SARs”) shall vest if the Company’s Adjusted EBITDA for any trailing twelve-month period concluding on or after the applicable date of grant equals or exceeds $70.0 million; and (4) the remaining twenty-five percent (25%) of the SARs subject to the Award (the “Tranche IV SARs”) shall vest if the Company’s Adjusted EBITDA for any trailing twelve-month period concluding on or after the applicable date of grant equals or exceeds $80.0 million.

In July 2024, we granted 3.1 million restricted stock unit awards in accordance with the 2022 Incentive Award Plan.

12.Discontinued Operations

Sale of Protected

On November 30, 2023, we completed the sale of our Protected business, our subscription reporting unit. Total consideration comprised of: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value $0.0001 per share, owned by JDI and other entities and individuals affiliated with the Purchasing Parties and (c) confirmation from JDI, Protected and the Protected CEO that the financial performance benchmarks related to the financial benchmarks included in the Protected Incentive Plan (as defined below), will, as a result of the Protected sale, no longer be achievable.

The financial results of Protected are presented as a loss from discontinued operations, net of taxes in the condensed consolidated statements of operations. The following table presents the summarized discontinued operations condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$50,324	$97,060
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	37,225	74,674
Salaries and benefits	16,047	26,594
Selling, general, and administrative	2,395	4,712
Depreciation and amortization	8,364	18,346
Total operating expenses	64,031	124,326
Operating loss	(13,707)	(27,266)
Other expense, net	8	57
Loss from discontinued operations before income taxes	(13,715)	(27,323)
Income tax benefit	(231)	(1,306)
Net loss from discontinued operations	$(13,484)	$(26,017)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the subscription business that are included in the condensed consolidated statements of cash flows (in thousands):

Six Months Ended June 30, 2023
Depreciation and amortization	$18,346
Stock-based compensation	21,726
Capital expenditures	1,053

Transition Service Agreement

In connection with a transition service agreement entered into with the sale of our Protected business, we agreed to provide certain services for which full reimbursement of cost will be provided through the earlier of November 20, 2024 or the date Protected is able to independently participate in Google's advertising purchasing programs.

Discontinued Operations Related-Party Transactions

Payment Processing Agreement

Protected utilizes multiple credit card payment processors, including Paysafe Financial Services Limited ("Paysafe"). In March 2021, Paysafe completed a merger with Foley Trasimene Acquisition Corp. II ("Foley Trasimene"), a special purpose acquisition company sponsored by entities affiliated with a sponsor of Trebia who was also a member of our Board of Directors. We incurred credit card processing fees related to Paysafe for the three and six months ended June 30, 2023 of $1.0 million and $2.1 million, respectively.

Office Facilities

Protected had an agreement with JDI Property Holdings Limited ("JDIP"), an entity controlled by one of our directors, which allowed Protected to use space at their property in exchange for GBP 0.1 million per year.

Protected Incentive Plan Installment Payments

In 2022, in connection with the acquisition of Protected, we effected an incentive plan for eligible recipients (the "Protected Incentive Plan"), providing up to $100.0 million payable in fully-vested shares of our Class A common stock contingent upon the achievement of the future performance of Protected’s business. The Protected Incentive Plan originally was to be paid out in two tranches based on performance of the business for 2023 and 2024. The first award (2023), consisting of $50.0 million of Class A common stock payable in January 2024, was modified to a cash award resulting in $20.0 million of payments in 2022 and 2023 with an additional final $10.0 million, payable upon the achievement of certain performance thresholds around marketing spend and operating contribution of Protected on or before December 31, 2024. On November 30, 2023, none of the performance thresholds were met, and therefore, none of the additional cash bonus payments have been paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM1 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "System1," "we," "us," "our" and other similar terms refer to System1, Inc and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2023. In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements."

References to "Notes" are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 have been revised to correct prior period errors as discussed in Item I, "Financial Statements - Note 2, Summary of Significant Accounting Policies." Accordingly, this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the impact of those revisions.

Company Overview

We operate an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform ("RAMP"). Operating seamlessly across major advertising networks and advertising category verticals to acquire high-intent end-users, RAMP allows us to monetize these acquired end users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). RAMP operates across our network of owned and operated websites, allowing us to monetize end-user traffic that we source from various acquisition marketing channels, including Google, Facebook, Outbrain, and TikTok. RAMP also allows third party advertising platforms and publishers ("Network Partners") to send end-user traffic to, and monetize end user traffic on, our owned and operated websites or through our monetization agreements.

Through RAMP, we process approximately 175 million daily advertising campaign optimizations and ingest over 13 billion rows of data daily across approximately 41 advertising vertical categories as of June 30, 2024. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization rates and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

We focus on monetizing user traffic acquired by our Network Partners. Since launching, it has expanded to support additional advertising formats across multiple advertising platforms, and has acquired several leading websites, enabling it to control the entire flow of the user acquisition experience, by monetizing user traffic through our network of owned and operated websites. As of June 30, 2024, we own and operate approximately 40 websites, including leading search engines like info.com and Startpage.com, and digital media publishing websites and internet utilities, such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

On June 28, 2021, we entered into a Business Combination Agreement (as amended on November 30, 2021, January 10, 2022 and January 25, 2022), ("Business Combination Agreement") by and among us, S1 Holdco, LLC ("S1 Holdco") and Total Security Limited, formerly known as Protected.net Group Limited ("Protected"). On January 26, 2022 ("Closing Date"), we consummated the business combination ("Merger") pursuant to the Business Combination Agreement. Following the consummation of the Merger, the combined company was organized via an "Up-C" structure, in which substantially all of the assets and business operations of System1 are held by S1 Holdco, and our combined business continues to operate through the domestic and foreign subsidiaries of S1 Holdco.

On August 1, 2024, the Company undertook a corporate reorganization, the result of which was that all of the assets and business operations of System1 are now held by System1 Holdings, a newly formed intermediate holding company of which the Company maintains the controlling interest and where the non-controlling interest is held by the Company's Class C common stockholders. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco (the previous intermediate holding company) and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with the Company’s owned & operated products businesses, which includes CouponFollow, Startpage and Mapquest, and (c) S1 Holdco holds the Company’s remaining assets and business operations associated with the Company's digital advertising businesses, including its proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors under the Company's Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

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

Sale of Protected

We completed the sale of our Protected business on November 30, 2023. The results of operations of our Protected business prior to its sale are presented as net loss from discontinued operations in our condensed consolidated statements of operations for all periods presented. Unless otherwise noted, the information contained in this Management Discussion and Analysis relates solely to our continuing operations and does not include the operations of our Protected business (see Item I, "Financial Statements - Note 12, Discontinued Operations").

Components of Our Results of Operations

Revenue

We earn revenue by deploying components of our RAMP to our owned and operated websites to acquire and monetize end-users via advertising offerings from our Advertising Partners. For this revenue stream, we are the principal in the transaction and report revenue on a gross basis for the amounts received from our Advertising

Partners. Additionally, revenue is earned from revenue-sharing arrangements with our Network Partners, whereby our Network Partners acquire end-users and use RAMP to monetize those end-users via our relationships with Advertising Partners. We have determined that we are the agent in these transactions and therefore report revenue on a net basis, based on the difference between amounts received by us from our Advertising Partners, less amounts remitted to our Network Partners based on the underlying revenue-sharing agreements.

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

Gain from debt extinguishment. Gain from the repurchase of a portion of our Term Loan indebtedness at a discount.

Change in fair value of warrant liabilities. The mark to market of our liability-classified Public Warrants.

Income tax benefit

As of June 30, 2024, we are the sole managing member of S1 Holdco and, as a result, consolidate the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

Results of Operations
Comparisons of the three and six months ended June 30, 2024 and 2023

The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentage information):

	Three Months Ended June 30,				2024 vs. 2023 Change
	2024	% of Total Revenue	2023	% of Total Revenue	($)	(%)
Revenue	$94,581	100%	$96,914	100%	$(2,333)	(2)%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	55,798	59%	56,657	58%	(859)	(2)%
Salaries and benefits	33,937	36%	27,054	28%	6,883	25%
Selling, general, and administrative	13,989	15%	15,340	16%	(1,351)	(9)%
Depreciation and amortization	19,943	21%	19,688	20%	255	1%
Total operating expenses	123,667	131%	118,739	123%	4,928	4%
Operating loss	(29,086)	(31)%	(21,825)	(23)%	(7,261)	33%
Other expense (income):
Interest expense, net	7,871	8%	12,334	13%	(4,463)	(36)%
Gain from debt extinguishment	(433)	—%	—	—%	(433)	—%
Change in fair value of warrant liabilities	(1,501)	(2)%	2,018	2%	(3,519)	(174)%
Total other (income) expense, net	5,937	6%	14,352	15%	(8,415)	(59)%
Loss before income tax	(35,023)	(37)%	(36,177)	(37)%	1,154	(3)%
Income tax benefit	(178)	—%	(6,670)	(7)%	6,492	(97)%
Net loss from continuing operations	(34,845)	(37)%	(29,507)	(30)%	(5,338)	18%
Net loss from discontinued operations, net of tax	—	—%	(13,484)	(14)%	13,484	(100)%
Net loss	(34,845)	(37)%	(42,991)	(44)%	8,146	(19)%
Less: Net loss from continuing operations attributable to non-controlling interest	(8,472)	(9)%	(6,165)	(6)%	(2,307)	37%
Less: Net loss from discontinued operations attributable to non-controlling interest	—	—%	(2,525)	(3)%	2,525	(100)%
Net loss attributable to System1, Inc.	$(26,373)	(28)%	$(34,301)	(35)%	$7,928	(23)%

* Percentages may not sum due to rounding

	Six Months Ended June 30,				2024 vs. 2023 Change
	2024	% of Total Revenue	2023	% of Total Revenue	($)	(%)
Revenue	$179,498	100%	$218,032	100%	$(38,534)	(18)%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	109,496	61%	139,610	64%	(30,114)	(22)%
Salaries and benefits	58,420	33%	55,201	25%	3,219	6%
Selling, general, and administrative	26,717	15%	30,195	14%	(3,478)	(12)%
Depreciation and amortization	39,747	22%	39,080	18%	667	2%
Total operating expenses	234,380	131%	264,086	121%	(29,706)	(11)%
Operating loss	(54,882)	(31)%	(46,054)	(21)%	(8,828)	19%
Other expense (income):
Interest expense, net	15,841	9%	23,736	11%	(7,895)	(33)%
Gain from debt extinguishment	(20,109)	(11)%	—	—%	(20,109)	—%
Change in fair value of warrant liabilities	(1,752)	(1)%	609	—%	(2,361)	(388)%
Total other expense (income), net	(6,020)	(3)%	24,345	11%	(30,365)	(125)%
Loss before income tax	(48,862)	(27)%	(70,399)	(32)%	21,537	(31)%
Income tax benefit	(226)	—%	(10,499)	(5)%	10,273	(98)%
Net loss from continuing operations	(48,636)	(27)%	(59,900)	(27)%	11,264	(19)%
Net loss from discontinued operations, net of tax	—	—%	(26,017)	(12)%	26,017	(100)%
Net loss	(48,636)	(27)%	(85,917)	(39)%	37,281	(43)%
Less: Net loss from continuing operations attributable to non-controlling interest	(11,726)	(7)%	(12,922)	(6)%	1,196	(9)%
Less: Net loss from discontinued operations attributable to non-controlling interest	—	—%	(4,892)	(2)%	4,892	(100)%
Net loss attributable to System1, Inc.	$(36,910)	(21)%	$(68,103)	(31)%	$31,193	(46)%

* Percentages may not sum due to rounding

Revenue and Cost Metrics

The key non-financial performance metrics we use to evaluate our business, track the effectiveness of our operations and measure our performance are total advertising spend, number of Owned & Operated Advertising sessions (“O&O sessions”), number of Partner Network sessions (“Network sessions”), Owned & Operated Advertising cost-per-session (“O&O CPS”), Owned & Operated Advertising revenue-per-session (“O&O RPS”) and Partner Network revenue-per-session (“Network RPS”).

We define total advertising spend as the amount of advertising that is spent by us to acquire traffic to our owned and operated websites. We believe total advertising spend is a relevant measure to gauge the effectiveness of our Company to deploy capital to acquire monetizable traffic to our Owned & Operated websites, which is a key driver of our Owned & Operated reporting segments.

We define O&O sessions as the total number of monetizable user visits to our Owned & Operated Advertising websites. We define Network sessions as the number of monetizable user visits delivered by our Network Partners to RAMP. Monetizable visits exclude those visits identified by our Advertising Partners as spam, bot, or other invalid traffic.

We define O&O CPS as advertising spend divided by O&O sessions. We believe O&O CPS is a relevant measure to gauge the efficiency of operations and processes in deploying advertising spend, especially when evaluated in combination with total advertising spend.

We define O&O RPS as O&O revenue divided by O&O sessions. We define Network RPS as Network Partner revenue divided by Network sessions. We believe both O&O RPS and Network RPS are key measures to evaluate our effectiveness in converting monetizable traffic into revenue.

Revenue

The following table presents our revenue by reportable segment (in thousands):

	Three Months Ended June 30,		2024 vs. 2023 Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$77,396	$77,300	$96	—%
Partner Network	17,185	19,614	(2,429)	(12)%
Total revenue	$94,581	$96,914	$(2,333)	(2)%

	Six Months Ended June 30,		2024 vs. 2023 Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$146,426	$183,325	$(36,899)	(20)%
Partner Network	33,072	34,707	(1,635)	(5)%
Total revenue	$179,498	$218,032	$(38,534)	(18)%

Owned and Operated Advertising

Owned and Operated Advertising revenue was flat for the three months ended June 30, 2024 as compared to the prior year comparative period, and decreased for the six months ended June 30, 2024 as compared to the prior year comparative period. For the three months ended June 30, 2024 compared to the prior year comparative period, O&O sessions increased approximately 1.2 billion to 2.0 billion from 820 million, and O&O RPS decreased by $0.05 to $0.04 from $0.09. For the six months ended June 30, 2024 compared to the prior year comparative period, O&O sessions increased approximately 1.4 billion to 3.2 billion from 1.8 billion, and O&O RPS decreased by $0.05 to $0.05 from $0.10. The year-over-year declines in RPS were related to a mix shift to lower RPS traffic, as well as a softening of domestic advertiser demand starting in the third quarter of 2023.

Partner Network

Partner Network revenue decreased for the three and six months ended June 30, 2024 as compared to the prior year comparative periods. For the three months ended June 30, 2024 compared to the prior year comparative period, Network sessions increased approximately 1.3 billion to 2.0 billion from 677 million, and Network RPS decreased by $0.02 to $0.01 from $0.03. For the six months ended June 30, 2024 compared to the prior year comparative period, Network sessions increased approximately 2.5 billion (revised) to 3.6 billion from 1.1 billion, and Network RPS decreased by $0.02 to $0.01 (revised) from $0.03. This is primarily due to a softening of domestic advertiser demand starting in the third quarter of 2023, as well as instability experienced in the Advertising Partner ecosystem generally starting in the fourth quarter of 2023.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) remained relatively consistent for the three months ended June 30, 2024 and decreased for the six months ended June 30, 2024 in line with the changes in O&O revenue discussed above. For the three and six months ended June 30, 2024, compared to prior year comparative periods, our O&O CPS decreased $0.04 to $0.02 from $0.06 and $0.04 to $0.03 from $0.07, respectively. This is primarily due to a mix shift away to lower CPS traffic.

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

The following table presents our Adjusted gross profit by reportable segment (in thousands):

	Three Months Ended June 30,		2024 vs. 2023 Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$27,378	$27,589	$(211)	(1)%
Partner Network	13,490	14,808	(1,318)	(9)%

	Six Months Ended June 30,		2024 vs. 2023 Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$49,840	$57,428	$(7,588)	(13)%
Partner Network	24,409	25,025	(616)	(2)%

Refer to the Revenue and Cost of revenue (excluding depreciation and amortization) discussions above.

Salaries and benefits

Salaries and benefits increased for the three and six months ended June 30, 2024 as compared to the prior year comparative periods. The increase was primarily due to $10.3 million recorded in June 2024 related to CouponFollow share-based liabilities (see Item I, "Financial Statements - Note 4, Accrued Expenses and Other Current Liabilities"). The increase was partially offset by a $0.9 million and $2.7 million decrease in stock-based compensation and $2.0 million and $3.7 million decrease in payroll-related expenses due to a reduction in workforce for the three and six months ended June 30, 2024, respectively.

Selling, general, and administrative

Selling, general, and administrative expense decreased for the three and six months ended June 30, 2024 as compared to the prior year comparative periods, primarily due to $2.5 million and $4.2 million decrease in advisory, consulting, and legal fees, and to a lesser extent insurance costs, and a decrease in bad debt expense of $1.7 million for each of the current year periods, respectively.

Depreciation and amortization

Depreciation and amortization expense increased for the three and six months ended June 30, 2024 as compared to the prior year comparative periods, primarily related to increased amortization for our continued investment in internally developed software.

Interest expense, net

Interest expense, net decreased for the three and six months ended June 30, 2024 as compared to the prior year comparative periods, primarily due to a lower debt outstanding balance in the current year as a result of paying down a significant portion of our principal balance.

Gain from debt extinguishment

Gain from debt extinguishment increased for the three and six months ended June 30, 2024 as compared to the prior year comparative periods due to the gain recognized as a result of our repurchase of debt through the Dutch auction and direct buy back that occurred in January and April of 2024, respectively.

Change in fair value of warrant liabilities

The decrease in fair value of our warrant liabilities for the three and six months ended June 30, 2024 as compared to the prior year comparative periods was due to the remeasurement of our warrant liability to its fair value at June 30, 2024 where the fluctuations are driven by the market value of our Class A common stock.

Income tax benefit

The difference between the effective tax rates for the periods presented and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), non-deductible expenses, valuation allowance and outside basis adjustments.

Net loss from discontinued operations, net of tax

Net loss from discontinued operations, net of tax is comprised of the net loss from discontinued operations, net of tax and only includes direct operating expenses incurred that: (1) are clearly identifiable as costs being disposed of upon completion of the sale, and (2) will not be continued by us on an ongoing basis.

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

As of June 30, 2024, we had unrestricted cash and cash equivalents of $75.7 million and $50.0 million available to borrow on our 2022 Revolving Facility. For the six months ended June 30, 2024, the Company had cash outflows of $63.2 million. The principal drivers of our cash outflows were $48.6 million of net loss, offset by non-cash items, $51.8 million repayment of our Term Loan, offset by a $5.6 million working capital changes.

Our revenue is dependent on two key Advertising Partners, which are Google and Microsoft. Refer to our concentration with customers discussion at Item I, "Financial Statements - Note 2, Summary of Significant Accounting Policies" for additional information.

Credit Facilities

See Item 1, "Financial Statements - Note 5, Debt, Net" of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(6,022)	$1,352
Net cash used in investing activities	(3,218)	(5,068)
Net cash used in financing activities	(53,929)	(9,368)

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

In the six months ended June 30, 2024, cash used in operating activities of $6.0 million resulted primarily from favorable changes in net income, excluding the impact of non-cash items offset by favorable changes in working capital balances. The favorable changes in working capital balances included an increase in accrued expenses and other current liabilities offset by an increase in account receivable balances.

In the six months ended June 30, 2023, cash provided by operating activities of $1.4 million resulted primarily from depreciation and amortization expense of $57.4 million, stock-based compensation of $31.9 million, and a decrease in accounts receivable of $16.2 million. This was partially offset by a net loss of $85.9 million and a payment of long-term earnout liabilities of $15.0 million.

Investing Activities

Our primary investing activities consisted of costs capitalized for internally developed software.

In the six months ended June 30, 2024, cash used in investing activities of $3.2 million resulted primarily from costs capitalized for internally developed software.

In the six months ended June 30, 2023, cash used in investing activities of $5.1 million resulted from costs capitalized for internally developed software and purchases of property and equipment.

Financing Activities

Our financing activities consisted primarily of repayments of our indebtedness under our credit facilities.

In the six months ended June 30, 2024, cash used in financing activities of $53.9 million was primarily related to the repayment of the 2022 Term Note in the amount of $51.8 million.

In the six months ended June 30, 2023, cash used in financing activities of $9.4 million resulted primarily from repayment of our related-party loan of $34.0 million, repayment of our existing term loan of $10.0 million, taxes paid related to net settlement of stock awards of $3.1 million, and payment of acquisition holdback of $1.3 million. This was partially offset by proceeds from related-party loan of $39.0 million.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2021, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of June 30, 2024, we remain contractually obligated to spend a remaining $10.0 million towards this commitment.

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

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Item 1, "Financial Statements - Note 2, Summary of Significant Accounting Policies."

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a "smaller reporting company", as defined by Rule 10(f)(1) of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2024, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses resulted in the revision to the consolidated financial statements for each of the three quarterly periods in the year ended December 31, 2023.

These material weaknesses also resulted in an immaterial misstatement within cash flows from operating activities of System1, Inc. as of and for the six months ended June 30, 2023 and within stockholders' equity of the consolidated financial statements of System1, Inc. as of December 31, 2023 and all quarterly periods during 2023.

•We did not design and maintain effective controls over the accounting for complex financial instruments, including the impact of these instruments on earnings per share.

This material weakness resulted in a material misstatement of the Trebia warrant liabilities, change in the fair value of the Trebia warrant liabilities, forward purchase agreement liabilities, change in the fair value of the forward purchase agreement liabilities, classification of redeemable shares of Class A common stock issued in connection with Trebia’s initial public offering, additional paid-in-capital, accumulated deficit, Earnings Per Share, and related financial disclosures of Trebia Acquisition Corp. in prior periods not presented in this Quarterly report on Form 10-Q.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•We did not design and maintain effective controls over information technology ("IT") general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
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

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. See Item I, "Financial Statements - Note 7, Commitments and Contingencies", within the notes to our unaudited condensed consolidated financial statements for a summary of material legal proceedings, in addition to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in response to "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases
In August 2022, the Board authorized up to $25.0 million for the repurchase of our Class A common stock and Public Warrants. During the quarter ended, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of June 30, 2024, we had $23.9 million available under this authorization remaining.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1(a)	Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021

2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)	Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)	Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

2.2	Share Purchase Agreement, dated November 30, 2023, by and among System1, Inc., Orchid Merger Sub II, LLC, Sonic Newco, LLC, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	2.1	12/4/2023

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2	Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39331	4.2	6/6/2023

10.1^	System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/2/2022

10.2^	System1, Inc. 2024 Stock Appreciation Rights Plan.	8-K	001-39331	10.1	6/14/2024

10.3*	First Amendment to System1, Inc. 2024 Stock Appreciation Rights Plan					X

10.4#	Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	10-K	001-39331	10.7	6/6/2023

10.9	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.10	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	6/22/2020

10.11	Form of Indemnification Agreement and Advancement Agreement	8-K	001-39331	10.4	3/2/2022

10.12^	Employment Agreement, dated as of June 15, 2023, between Tridivesh Kidambi and System1, LLC.	8-K	001-39331	10.1	6/22/2022

10.17	Form of Stockholders Agreement	S-4/A	333-260714	10.3	12/16/2021

10.26	Insider Trading Policy	10-K	001-39331	10.26	3/15/2024

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1*	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-39331	97.1*	3/15/2024

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

System1 Inc.
Date: August 8, 2024
	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer