Form 10-K/A
period 2023-12-31
System1, Inc.
filed 2024-09-27
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders as filed on April 29th 2024.

Auditor	Auditor Location	Auditor Firm ID
PricewaterhouseCoopers LLP	Los Angeles, California	238

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report of System1, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2023 (this “Amendment No. 1”), which was initially filed with the U.S. Securities and Exchange Commission on March 15, 2024 (the “Original Report”), is being filed to amend Item 11 Executive Compensation of Part III of the Original Report. As previously announced in the Original Report, we had error corrections that required a recovery analysis of incentive-based compensation received by some of our executive officers during the fiscal year ended December 31, 2023. In Item 11 of the Original Report, we omitted the results of that recovery analysis as required by Item 402(w) of Regulation S-K. Accordingly, we are hereby amending Item 11 of the Original Report to report the results of the recovery analysis, which found that no adjustments to executive compensation were required, given that the error corrections did not impact any of the measures by which we compensate our executives.

In addition, Item 15 of Part IV has been amended solely to include a new certification by our principal executive officer and principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial and accounting officer are filed with this Amendment No. 1 as Exhibit 31.1 and Exhibit 31.2, respectively. We are not including the certificates required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as otherwise expressly noted herein, this Amendment No.1 does not modify or update in any way the Original Report, nor does it reflect events occurring after the filing of the Original Report. Accordingly, this Amendment No.1 should be read in conjunction with the Original Report.

Part III

Item 11. Executive Compensation

The Company conducted a recovery analysis of incentive-based compensation received by some of our executive officers during the fiscal year ended December 31, 2023, to ascertain whether any adjustments were required as a result of error corrections to our financial results during the year. The recovery analysis concluded that no adjustments to executive compensation were required, given that the error corrections did not impact any of the measures by which we compensate our executives.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements
No Consolidated Financial Statements are filed with this Amendment No. 1. These items were included as part of the Original Report.

2. Financial Statement Schedules
None

3. Exhibits
Exhibits required to be filed as part of this report are:

Exhibit No.	Description

31.1*	Certification of principal executive officer pursuant to Rule 13a-15(e) and 15d-(e) as adopted Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial and accounting officer pursuant to Rule 13a-15(e) and 15d-(e) as adopted Section 302 of the Sarbanes-Oxley Act of 2002

104*	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this 27th day of September, 2024.

SYSTEM1, INC.
Date:	September 27, 2024	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer and Director
(Principal Executive Officer)

2