Form 10-Q
period 2024-09-30
System1, Inc.
filed 2024-11-07
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 70,707,001 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,203,676 shares issued and outstanding of Class C common stock, $0.0001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$69,092	$135,343
Restricted cash, current	4,129	3,813
Accounts receivable, net	57,602	56,093
Prepaid expenses and other current assets	4,382	6,754
Total current assets	135,205	202,003
Restricted cash, non-current	371	4,294
Property and equipment, net	2,431	3,084
Internal-use software development costs, net	14,230	11,425
Intangible assets, net	241,006	297,001
Goodwill	82,407	82,407
Operating lease right-of-use assets	3,298	4,732
Other non-current assets	365	524
Total assets	$479,313	$605,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,423	$9,499
Accrued expenses and other current liabilities	71,072	59,314
Operating lease liabilities, current	2,330	2,333
Debt, net	16,338	15,271
Total current liabilities	99,163	86,417
Operating lease liabilities, non-current	1,821	3,582
Long-term debt, net	259,236	334,232
Warrant liability	1,217	2,688
Deferred tax liability	6,726	8,307
Other non-current liabilities	8,304	929
Total liabilities	$376,467	$436,155
Commitments and contingencies (Note 7)
Stockholder's Equity:
Class A common stock $0.0001 par value; 500,000 shares authorized, 70,460 and 65,855 Class A shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$7	$7
Class C common stock $0.0001 par value; 25,000 shares authorized, 21,204 and 21,513 Class C shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	858,740	843,112
Accumulated deficit	(768,174)	(707,662)
Accumulated other comprehensive loss	(262)	(181)
Total stockholders' equity attributable to System1, Inc.	90,313	135,278
Non-controlling interest	12,533	34,037
Total stockholders' equity	102,846	169,315
Total liabilities and stockholders' equity	$479,313	$605,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$88,832	$87,818	$268,330	$305,851
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	51,171	50,585	160,667	190,195
Salaries and benefits	29,177	26,695	87,597	81,896
Selling, general, and administrative	10,172	11,808	36,889	42,004
Depreciation and amortization	20,128	19,584	59,875	58,666
Total operating expenses	110,648	108,672	345,028	372,761
Operating loss	(21,816)	(20,854)	(76,698)	(66,910)
Other expense (income):
Interest expense, net	7,957	13,053	23,798	36,789
(Gain) loss from debt extinguishment	—	619	(20,109)	619
Change in fair value of warrant liabilities	281	(7,482)	(1,471)	(6,873)
Total other expense (income), net	8,238	6,190	2,218	30,535
Loss before income tax	(30,054)	(27,044)	(78,916)	(97,445)
Income tax expense (benefit)	585	(1,116)	359	(11,614)
Net loss from continuing operations	(30,639)	(25,928)	(79,275)	(85,831)
Net loss from discontinued operations, net of tax	—	(137,209)	—	(163,222)
Net loss	(30,639)	(163,137)	(79,275)	(249,053)
Less: Net loss from continuing operations attributable to non-controlling interest	(7,037)	(6,081)	(18,763)	(18,989)
Less: Net loss from discontinued operations attributable to non-controlling interest	—	(25,566)	—	(30,472)
Net loss attributable to System1, Inc.	$(23,602)	$(131,490)	$(60,512)	$(199,592)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(23,602)	$(19,847)	$(60,512)	$(66,842)
Net loss from discontinued operations	—	(111,643)	—	(132,750)
Net loss attributable to System1, Inc.	$(23,602)	$(131,490)	$(60,512)	$(199,592)

Basic and diluted net loss per share:
Continuing operations	$(0.34)	$(0.21)	$(0.88)	$(0.71)
Discontinued operations	—	(1.18)	—	(1.42)
Basic and diluted net loss per share	$(0.34)	$(1.39)	$(0.88)	$(2.13)

Weighted average number of shares outstanding - basic and diluted	70,045	94,359	69,073	93,649

The accompanying notes are an integral part of these condensed consolidated financial statements

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(30,639)	$(163,137)	$(79,275)	$(249,053)
Other comprehensive (loss) income:
Foreign currency translation loss	(44)	(188)	(275)	(110)
Comprehensive loss	(30,683)	(163,325)	(79,550)	(249,163)
Comprehensive loss attributable to non-controlling interest	(7,114)	(31,685)	(18,957)	(49,465)
Comprehensive loss attributable to System1, Inc.	$(23,569)	$(131,640)	$(60,593)	$(199,698)

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	65,855	$7	21,513	$2	$843,112	$(707,662)	$(181)	$34,037	$169,315
Net loss	—	—	—	—	—	(10,537)	—	(3,254)	(13,791)
Issuance of common stock in connection with settlement of incentive plan	970	—	—	—	2,464	—	—	(757)	1,707
Conversion of Class C shares to Class A shares	309	—	(309)	—	241	—	—	(241)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(110)	—	—	—	(110)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,498	—	—	—	178	—	—	(1,169)	(991)
Other comprehensive loss	—	—	—	—	—	—	(90)	(45)	(135)
Stock-based compensation	—	—	—	—	4,317	—	—	88	4,405
Contributions from members, net of distributions	—	—	—	—	—	—	—	5	5
Balance at March 31, 2024	68,632	$7	21,204	$2	$850,202	$(718,199)	$(271)	$28,664	$160,405
Net loss	—	—	—	—	—	(26,373)	—	(8,472)	(34,845)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	623	—	—	—	284	—	—	(308)	(24)
Other comprehensive loss	—	—	—	—	—	—	(24)	(72)	(96)
Stock-based compensation	—	—	—	—	3,784	—	—	87	3,871
Distributions to members	—	—	—	—	—	—	—	(32)	(32)
Balance at June 30, 2024	69,255	$7	21,204	$2	$854,270	$(744,572)	$(295)	$19,867	$129,279
Net loss	—	—	—	—	—	(23,602)	—	(7,037)	(30,639)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,205	—	—	—	288	—	—	(308)	(20)
Other comprehensive loss	—	—	—	—	—	—	33	(77)	(44)
Stock-based compensation	—	—	—	—	4,182	—	—	88	4,270
Balance at September 30, 2024	70,460	$7	21,204	$2	$858,740	$(768,174)	$(262)	$12,533	$102,846

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	91,674	$9	21,747	$2	$831,566	$(439,296)	$(260)	$78,650	$470,671
Net loss	—	—	—	—	—	(33,802)	—	(9,124)	(42,926)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,449)	—	—	(281)	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,819	—	—	(160)	1,659
Conversion of Class C shares to Class A shares	234	—	(234)	—	1,047	—	—	(1,047)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive loss	—	—	—	—	—	—	(62)	(47)	(109)
Stock-based compensation	—	—	—	—	6,203	—	—	958	7,161
Balance at March 31, 2023	93,147	$9	21,513	$2	$838,745	$(473,424)	$(322)	$68,949	$433,959
Net loss	—	—	—	—	—	(34,301)	—	(8,690)	(42,991)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	455	—	—	—	(133)	—	—	(181)	(314)
Other comprehensive income (loss)	—	—	—	—	—	—	208	(22)	186
Stock-based compensation	—	—	—	—	4,956	—	—	615	5,571
Balance at June 30, 2023	93,602	$9	21,513	$2	$843,568	$(507,725)	$(114)	$60,671	$396,411
Net loss	—	—	—	—	—	(131,490)	—	(31,647)	(163,137)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	656	—	—	—	204	—	—	(258)	(54)
Other comprehensive loss	—	—	—	—	—	—	(165)	(23)	(188)
Stock-based compensation	—	—	—	—	6,493	—	—	615	7,108
Balance at September 30, 2023	94,258	$9	21,513	$2	$850,265	$(639,215)	$(279)	$29,358	$240,140

The accompanying notes are an integral part of these condensed consolidated financial statements

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(79,275)	$(249,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,877	85,364
Stock-based compensation	11,194	44,112
Impairment of goodwill	—	115,483
Impairment of assets held for sale	—	3,276
Amortization of debt issuance costs	2,966	4,663
Noncash lease expense	1,407	1,327
Change in fair value of warrant liabilities	(1,471)	(6,873)
Deferred tax benefits	(1,581)	(19,385)
(Gain) loss from debt extinguishment	(20,109)	619
Share-based compensation liabilities	15,765	—
Other, net	(27)	1,750
Changes in operating assets and liabilities:
Accounts receivable	(1,487)	17,786
Prepaid expenses and other current assets	2,437	647
Accounts payable	(75)	5,223
Accrued expenses and other current liabilities	5,671	(71)
Deferred revenue	(91)	12,746
Long-term earnout liabilities	—	(20,000)
Other non-current liabilities	(1,228)	(3,522)
Net cash used in operating activities	(6,027)	(5,908)
Cash Flows from Investing Activities
Purchases of property and equipment	(31)	(2,015)
Capitalized software development costs	(4,931)	(4,844)
Net cash used in investing activities	(4,962)	(6,859)
Cash Flows from Financing Activities
Proceeds from related-party loan, net of lender fees	—	63,000
Repayments of related party loan, inclusive of lender fees	—	(44,000)
Repayment of Term Loan	(56,786)	(15,000)
Payment of acquisition holdback	—	(1,935)
Taxes paid related to net settlement of stock awards	(2,137)	(3,053)
Distributions to members, net of contributions	(27)	(66)
Net cash used in financing activities	(58,950)	(1,054)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	81	(231)
Net decrease in cash, cash equivalents and restricted cash	(69,858)	(14,052)
Cash and cash equivalents and restricted cash, beginning of the period	143,450	39,075
Cash and cash equivalents and restricted cash, end of the period	$73,592	$25,023
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$69,092	$4,853
Restricted cash	4,500	7,779
Cash and restricted cash included in assets held for sale from discontinued operations	—	12,391
Total cash, cash equivalents and restricted cash	$73,592	$25,023

Supplemental cash flow information:
Capitalized assets financed by accounts payable	$—	$53
Stock-based compensation included in capitalized software development costs	1,113	1,644
Settlement of incentive plan through issuance of common stock	1,707	1,658
The accompanying notes are an integral part of these condensed consolidated financial statements

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Description of Business

System1, Inc. and subsidiaries (the "Company", "we", "our" or "us") operates an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform ("RAMP"). Operating seamlessly across major advertising networks and advertising category verticals to acquire high-intent end-users, RAMP allows us to monetize these acquired end-users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). RAMP operates across our network of owned and operated websites, allowing us to monetize end-user traffic that we source from various acquisition marketing channels, including Google, Facebook, Outbrain, and TikTok. RAMP also allows third party advertising platforms and publishers ("Network Partners") to send end-user traffic to, and monetize end-user traffic on, our owned and operated websites or through our monetization agreements.

We have two reportable segments: Owned and Operated Advertising and Partner Network (see Note 10, Segment Reporting).

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the Company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interest, and 100% of S1 Media, LLC ("S1 Media"), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our owned and operated products, which includes CouponFollow, Startpage and Mapquest, and (c) S1 Holdco holds our remaining assets and business operations associated with our digital advertising businesses, including our proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related disclosures are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Our condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 15, 2024.

In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or future operating periods.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

We completed the sale of Total Security Limited, formerly known as Protected.net Group Limited ("Protected") on November 30, 2023. The results of operations of our Protected business are presented as net loss from discontinued operations in our condensed consolidated statements of operations in the periods applicable (see Note 12, Discontinued Operations).

Revision of Previously Issued Consolidated Financial Statements

During the fourth quarter of 2023, we identified certain errors related to our previously issued financial statements as of and for the three and nine months ended September 30, 2023 as follows:

a.Additional paid-in capital was understated by $0.9 million as of September 30, 2023, and salaries and benefits expense was understated by an immaterial amount for the three months ended September 30, 2023 and overstated by $0.6 million for the nine months ended September 30, 2023, as a result of not accelerating expenses upon the forfeiture of certain cash and equity Replacement Awards (as defined in Note 9, Net Loss Per Share) previously granted in 2022. This impacted the condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders' equity, and condensed consolidated statement of cash flows.

b.We did not appropriately account for changes in equity and earnings per share, specifically:
i.the carrying amount of non-controlling interest was not updated as changes in ownership events occurred during each reporting period;
ii.certain equity Replacement Awards granted during 2022 were not properly considered in the allocation of net income (loss) to controlling and non-controlling interest and earnings per share. These errors impacted the condensed consolidated balance sheets, condensed consolidated statement of operations, condensed consolidated statements of changes in stockholders' equity, and condensed consolidated statement of cash flows.

c.We made additional corrections for other immaterial errors.

d.We adjusted for the tax impacts of the revisions related to such errors described above.

We concluded that the errors were not material, either individually or in the aggregate, to our previously issued condensed consolidated financial statements for the impacted period. To correct the immaterial errors, we have revised our previously issued condensed consolidated financial statements as of and for the period ended September 30, 2023.

We have revised the condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of comprehensive income (loss), condensed consolidated statement of changes in stockholders' equity, and condensed consolidated statement of cash flows for the period ended September 30, 2023, as well as the associated Notes to the condensed consolidated financial statements to reflect the correction of these immaterial errors in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. The following tables reflect the errors discussed in a through d above.

The following table reflects the revisions to the previously issued condensed consolidated balance sheet as of September 30, 2023 (in thousands):

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As Previously Reported	Revision Adjustment	As Currently Reported
Liabilities and Stockholders' Equity
Deferred tax liability	$15,009	$338	$15,347	(d)
Total liabilities	687,066	338	687,404
Stockholders’ Equity / Members’ Deficit
Additional paid-in capital	$849,398	$867	$850,265	(a) (b)
Accumulated deficit	(646,242)	7,027	(639,215)	(a) (b) (d)
Accumulated other comprehensive loss	(435)	156	(279)	(d)

Total stockholders' equity attributable to System1, Inc.	$202,732	$8,050	$210,782
Non-controlling interest	37,746	(8,388)	29,358	(b)
Total stockholders' equity	$240,478	$(338)	$240,140
Total liabilities and stockholders' equity	$927,544	$—	$927,544

The following tables reflect the revisions to the previously issued condensed consolidated statement of operations for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
	As Previously Reported	Revision Adjustment	As Currently Reported
Salaries and benefits	$26,689	$6	$26,695	(a)
Total operating expenses	108,666	6	108,672
Operating loss	(20,848)	(6)	(20,854)

Loss before income tax	$(27,038)	$(6)	$(27,044)
Income tax expense (benefit)	(920)	(196)	(1,116)	(d)
Net loss from continuing operations	(26,118)	190	(25,928)
Net loss from discontinued operations, net of tax	(137,209)	—	(137,209)
Net loss	(163,327)	190	(163,137)
Less: Net loss from continuing operations attributable to non-controlling interest	(6,328)	247	(6,081)	(b)
Less: Net loss from discontinued operations attributable to non-controlling interest	(25,566)	—	(25,566)
Net loss attributable to System1, Inc.	$(131,433)	$(57)	$(131,490)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(19,790)	$(57)	$(19,847)	(a) (b) (d)
Net loss from discontinued operations	(111,643)	—	(111,643)
Net loss attributable to System1, Inc.	$(131,433)	$(57)	$(131,490)

Basic and diluted net loss per share:
Continuing operations	$(0.21)	$—	$(0.21)
Discontinued operations	(1.19)	0.01	(1.18)	(b)
Basic and diluted net loss per share	$(1.40)	$0.01	$(1.39)

Weighted average number of shares outstanding - basic and diluted	93,941	418	94,359	(b)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
	As Previously Reported	Revision Adjustment	As Currently Reported
Salaries and benefits	$82,484	$(588)	$81,896	(a)
Total operating expenses	373,349	(588)	372,761
Operating loss	(67,498)	588	(66,910)

Loss before income tax	$(98,033)	$588	$(97,445)
Income tax expense (benefit)	(10,626)	(988)	(11,614)	(d)
Net loss from continuing operations	(87,407)	1,576	(85,831)
Net loss from discontinued operations, net of tax	(163,222)	—	(163,222)
Net loss	(250,629)	1,576	(249,053)
Less: Net loss from continuing operations attributable to non-controlling interest	(19,543)	554	(18,989)	(b)
Less: Net loss from discontinued operations attributable to non-controlling interest	(30,472)	—	(30,472)
Net loss attributable to System1, Inc.	$(200,614)	$1,022	$(199,592)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(67,864)	$1,022	$(66,842)	(a) (b) (d)
Net loss from discontinued operations	(132,750)	—	(132,750)
Net loss attributable to System1, Inc.	$(200,614)	$1,022	$(199,592)

Basic and diluted net loss per share:
Continuing operations	$(0.73)	$0.02	$(0.71)	(b)
Discontinued operations	(1.42)	—	(1.42)
Basic and diluted net loss per share	$(2.15)	$0.02	$(2.13)

Weighted average number of shares outstanding - basic and diluted	93,281	368	93,649	(b)

The following tables reflect the revisions related to the previously issued condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
	As Previously Reported	Revision Adjustment	As Currently Reported
Net loss	$(163,327)	$190	$(163,137)	(a) (d)
Other comprehensive loss:
Foreign currency translation loss	(188)	—	(188)
Comprehensive loss	(163,515)	190	(163,325)
Comprehensive loss attributable to non-controlling interest	(31,932)	247	(31,685)	(b)
Comprehensive loss attributable to System1, Inc.	$(131,583)	$(57)	$(131,640)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
	As Previously Reported	Revision Adjustment	As Currently Reported
Net loss	$(250,629)	$1,576	$(249,053)	(a) (d)
Other comprehensive loss:
Foreign currency translation loss	(109)	(1)	(110)	(c)
Comprehensive loss	(250,738)	1,575	(249,163)
Comprehensive loss attributable to non-controlling interest	(50,019)	554	(49,465)	(b)
Comprehensive loss attributable to System1, Inc.	$(200,719)	$1,021	$(199,698)

The following tables reflect the revisions to the previously issued condensed consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2023 (in thousands). Although the impact of such revisions is pervasive throughout the condensed consolidated statement of changes in stockholders' equity as a result of the errors described above, the most significant revisions include a reduction of net loss of $1.6 million, an increase of non-controlling interest of $1.8 million, a reduction in accumulated deficit of $1.0 million and a reduction in additional paid-in-capital of $1.0 million.

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
As Previously Reported
Balance at December 31, 2022	91,674	$9	21,747	$2	$831,566	$(439,296)	$(260)	$78,650	$470,671
Net loss	—	—	—	—	—	(33,952)	—	(9,174)	(43,126)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,730)	—	—	—	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,659	—	—	—	1,659
Conversion of Class C shares to Class A shares	234	—	(234)	—	955	—	—	(955)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive loss	—	—	—	—	—	—	(62)	(47)	(109)
Stock-based compensation	—	—	—	—	6,963	—	—	—	6,963
Balance at March 31, 2023	93,147	$9	21,513	$2	$838,972	$(473,574)	$(322)	$68,474	$433,561
Net loss	—	—	—	—	—	(35,230)	—	(8,947)	(44,177)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	455	—	—	—	(314)	—	—	—	(314)
Other comprehensive income (loss)	—	—	—	—	—	—	209	(22)	187
Stock-based compensation	—	—	—	—	5,571	—	—	—	5,571
Balance at June 30, 2023	93,602	$9	21,513	$2	$844,229	$(508,804)	$(113)	$59,505	$394,828
Net loss	—	—	—	—	—	(131,433)	—	(31,894)	(163,327)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	656	—	—	—	(54)	—	—	—	(54)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Other comprehensive loss	—	—	—	—	—	—	(165)	(23)	(188)
Stock-based compensation	—	—	—	—	7,102	—	—	—	7,102
Balance at September 30, 2023	94,258	$9	21,513	$2	$851,277	$(640,237)	$(278)	$27,588	$238,361

Revision Adjustments
Net loss	—	$—	—	$—	$—	$150	$—	$50	$200	(a) (b) (d)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	—	—	281	—	—	(281)	—	(a) (b)
Issuance of common stock in connection with settlement of incentive plan	—	—	—	—	160	—	—	(160)	—	(b)
Conversion of Class C shares to Class A shares	—	—	—	—	92	—	—	(92)	—	(b)
Stock-based compensation	—	—	—	—	(760)	—	—	958	198	(a) (b)
Balance at March 31, 2023	—	$—	—	$—	$(227)	$150	$—	$475	$398
Net loss	—	—	—	—	—	929	—	257	1,186	(a) (b) (d)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	—	—	181	—	—	(181)	—	(a) (b)
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)	(c)
Stock-based compensation	—	—	—	—	(615)	—	—	615	—	(a) (b)
Balance at June 30, 2023	—	$—	—	$—	$(661)	$1,079	$(1)	$1,166	$1,583
Net loss	—	—	—	—	—	(57)	—	247	190	(a) (b) (d)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	—	—	258	—	—	(258)	—	(a) (b)
Stock-based compensation	—	—	—	—	(609)	—	—	615	6	(a) (b)
Balance at September 30, 2023	—	$—	—	$—	$(1,012)	$1,022	$(1)	$1,770	$1,779

As Revised
Net loss	—	$—	—	$—	$—	$(33,802)	$—	$(9,124)	$(42,926)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(326)	—	—	(326)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	832	—	—	—	(1,449)	—	—	(281)	(1,730)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,819	—	—	(160)	1,659

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Conversion of Class C shares to Class A shares	234	—	(234)	—	1,047	—	—	(1,047)	—
Increase in tax receivable agreement liability	—	—	—	—	(441)	—	—	—	(441)
Other comprehensive loss	—	—	—	—	—	—	(62)	(47)	(109)
Stock-based compensation	—	—	—	—	6,203	—	—	958	7,161
Balance at March 31, 2023	93,147	$9	21,513	$2	$838,745	$(473,424)	$(322)	$68,949	$433,959
Net loss	—	—	—	—	—	(34,301)	—	(8,690)	(42,991)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	455	—	—	—	(133)	—	—	(181)	(314)
Other comprehensive income (loss)	—	—	—	—	—	—	208	(22)	186
Stock-based compensation	—	—	—	—	4,956	—	—	615	5,571
Balance at June 30, 2023	93,602	$9	21,513	$2	$843,568	$(507,725)	$(114)	$60,671	$396,411
Net loss	—	—	—	—	—	(131,490)	—	(31,647)	(163,137)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	656	—	—	—	204	—	—	(258)	(54)
Other comprehensive loss	—	—	—	—	—	—	(165)	(23)	(188)
Stock-based compensation	—	—	—	—	6,493	—	—	615	7,108
Balance at September 30, 2023	94,258	$9	21,513	$2	$850,265	$(639,215)	$(279)	$29,358	$240,140

The following table reflects the revisions to the previously issued condensed consolidated statement of cash flows for the nine months ended September 30, 2023 (in thousands):

	As Previously Reported	Revision Adjustment	As Currently Reported
Cash Flows from Operating Activities
Net loss	$(250,629)	$1,576	$(249,053)	(a) (d)
Stock-based compensation	43,909	203	44,112	(a)
Deferred tax benefits	(18,397)	(988)	(19,385)	(d)
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	1,708	(1,779)	(71)	(c)
Other non-current liabilities	(4,510)	988	(3,522)	(d)
Net cash used by operating activities	(5,908)	—	(5,908)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2024, we had two paid search advertising partnership agreements with Google and one paid search advertising partnership agreement with Microsoft. One of the Google agreements expires on February 28, 2025. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately or with minimal notice.

We recorded revenue of $6.6 million from an Advertising Partner and an estimated contra revenue liability of $5.8 million at September 30, 2024, due to certain Network Partners related to traffic sent to our platform by those Network Partners that generated search advertising revenue. We have currently withheld payment to the impacted Network Partners pending our comprehensive ongoing review of whether such traffic generating the search advertising revenue was valid or otherwise complied with the terms of our commercial arrangements with such Network Partners. For any traffic determined to be either invalid or not in compliance with such commercial arrangements, the corresponding amounts may be withheld from our Network Partners as a result of such violations and, in such cases, would be recognized as revenue in the period in which such final determinations are made.

3.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

Goodwill was $82.4 million as of September 30, 2024 and December 31, 2023, all of which is attributable to the Partner Network reporting unit. No impairment of goodwill was recognized in any of the periods presented for our continuing operations.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Internal-use Software Development Costs, Net and Intangible Assets, Net

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$19,832	$(5,602)	$14,230
Intangible assets:
Developed technology	$196,128	$(131,128)	$65,000
Trademarks and trade names	236,053	(62,750)	173,303
Software	5,100	(3,297)	1,803
Customer relationships	2,900	(2,000)	900
Total	$440,181	$(199,175)	$241,006

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$13,788	$(2,363)	$11,425
Intangible assets:
Developed technology	$196,128	$(94,354)	$101,774
Trademarks and trade names	236,053	(45,050)	191,003
Software	5,100	(2,341)	2,759
Customer relationships	2,900	(1,435)	1,465
Total	$440,181	$(143,180)	$297,001

The internal-use software development costs include construction in progress (which amounts are not subject to amortization until placed in service) of $4.5 million and $3.5 million as of September 30, 2024 and December 31, 2023, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense for internal-use software development	$1,229	$716	$3,238	$2,112
Amortization expense for intangible assets	$18,665	$18,665	$55,995	$55,995

No impairment of internal-use software development cost or intangible assets was recognized for any of the periods presented.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Accrued revenue share	$26,129	$16,365
Accrued payroll and related benefits	14,041	13,751
Accrued marketing expenses	11,816	19,737
Shared-based compensation liability	9,395	—
Other current liabilities	9,691	9,461
Accrued expenses and other current liabilities	$71,072	$59,314

CouponFollow Incentive Plan

As of September 30, 2024, we determined that it is probable the CouponFollow business would achieve all performance conditions during the Performance Periods, and accordingly, has recognized a short-term liability within accrued expenses and other current liabilities of $9.4 million and a non-current liability of $6.7 million within other non-current liabilities in our condensed consolidated balance sheets for all Tier amounts set forth in the CouponFollow Incentive Plan. The total amount to be earned under the CouponFollow Incentive Plan is $21.3 million The carrying amount of the share-based liabilities approximates its fair value.

For the nine months ended September 30, 2024, we issued 1.0 million shares of Class A common stock with an aggregate fair value of $1.7 million, net of shares withheld for taxes, on the date of the settlement to settle the second $3.3 million installment of the Fixed Amount. We recognized a gain of $0.5 million for the difference between the fair value of the Class A common stock issued and the carrying value of the liability. For the three and nine months ended September 30, 2024, we recognized $0.8 million and $2.5 million for the third installment of the Fixed Amount within salaries and benefits expenses on the condensed consolidated statements of operations, respectively.

5.Debt, Net

We entered into a term loan ("Term Loan") and revolving facility ("2022 Revolving Facility") with Bank of America, N.A., on January 27, 2022, providing for a 5.5-year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The 2022 Revolving Facility provided for borrowing availability of up to $50.0 million. As of September 30, 2024, there was no balance outstanding on the 2022 Revolving Facility, and principal of $285.1 million was outstanding on the Term Loan. Through December 31, 2025, the outstanding Term Loan is subject to quarterly amortization payments of $5.0 million. From March 31, 2026, the Term Loan is subject to quarterly amortization payments of $7.5 million. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the $50.0 million 2022 Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with our financial covenants as of September 30, 2024.

The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. As of September 30, 2024, we had $50.0 million available on the 2022 Revolving Facility.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

During nine months ended September 30, 2024 we completed the repurchase of $64.9 million in principal amount of our Term Loan for an aggregate purchase price of $41.6 million (at an average discount of 64.12% of its par value). Following the repurchases on January 17, 2024 and April 30, 2024, the outstanding principal amount of the Term Loan was $301.3 million and $295.0 million, respectively. We used available cash on hand to fund the repurchases. Our gain on the repurchases were $20.1 million before fees and expenses incurred to negotiate, document and consummate the repurchase.

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	September 30, 2024	December 31, 2023
Term Loan [1,2]	$275,574	$349,503
Total Debt, net	$275,574	$349,503
_______________
[1] Includes unamortized discount of $9.0 million and $14.7 million and unamortized loan fees of $0.5 million and $0.8 million, as of September 30, 2024 and December 31, 2023, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $181.0 million and $222.7 million as of September 30, 2024 and December 31, 2023, respectively.

6.Income Taxes

We are the sole managing member of System1 Holdings and, as a result, consolidate the financial results of System1 Holdings. System1 Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, System1 Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by System1 Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of System1 Holdings, as well as any stand-alone income or loss generated by us.

We recorded an income tax expense of $0.6 million and $0.4 million for the three and nine months ended September 30, 2024 and a benefit from income taxes of $1.1 million and $11.6 million for the three and nine months ended September 30, 2023, respectively. The effective tax rate was (2.0)% and (0.5)% for the three and nine months ended September 30, 2024, respectively and 4.1% and 11.9% for the three and nine months ended September 30, 2023, respectively. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible expenses, changes to tax reserves, return to provision true-ups, increase to the valuation allowance related to unrealizable deferred tax assets, and outside basis adjustments. As of September 30, 2024, we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the three and nine months ended September 30, 2024 and 2023, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of Tax Receivable Agreement Payments due under the Tax Receivable Agreement was $0.9 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of September 30, 2024, we remain contractually obligated to spend $8.0 million towards this commitment.

As of September 30, 2024, we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

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

In October 2023, a putative California class action complaint (the "Complaint") was filed against us and our Protected business regarding alleged violations of California’s Auto Renewal Law requirements related to the marketing and sale of its subscription service offerings for anti-virus and ad-blocking software (the "Protected Software") to consumers. The Complaint alleges claims under California’s false advertising and unfair competition laws and primarily alleges that the marketing and sales checkout flows for the Protected Software did not clearly and conspicuously disclose that the named plaintiffs set forth in the Complaint were purchasing the Protected Software for a promotional period which would auto-renew after the applicable promotional period. While we dispute the claims alleged, we reached a tentative settlement during June 2024. During September 2024 we entered into a Settlement Agreement, that still remains subject to court approval. The amount of such settlement has been accrued accordingly in accrued expenses and other current liabilities in our condensed consolidated balance sheet as of September 30, 2024.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2024.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.Fair Value Measurement

Financial Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2024	December 31, 2023
	Level 1
Public Warrants	$1,217	$2,688

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

9.Net Loss Per Share

Basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share
Net loss from continuing operations attributable to System1, Inc.	$(0.34)	$(0.21)	$(0.88)	$(0.71)
Net loss from discontinued operations, net of tax attributable to System1, Inc.	—	(1.18)	—	(1.42)
Basic and diluted net loss per share	$(0.34)	$(1.39)	$(0.88)	$(2.13)
Numerator:
Net loss from continuing operations attributable to System1, Inc.	$(23,602)	$(19,847)	$(60,512)	$(66,842)
Net loss from discontinued operations, net of tax attributable to System1, Inc.	—	(111,643)	—	(132,750)
Net loss attributable to System1, Inc.	$(23,602)	$(131,490)	$(60,512)	$(199,592)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	70,045	94,359	69,073	93,649

For the periods presented in the table above, a total of 16.8 million Public Warrants were excluded from the computation of net loss per share as the impact was anti-dilutive. In addition, for the three and nine months ended September 30, 2024, we excluded stock appreciation rights ("SARs") of 22.3 million as they are contingently issuable based on certain performance conditions, which were not achieved as of September 30, 2024 . Refer to Note 11, Stock-Based Compensation for further details.

During 2022, we replaced certain unvested profits interests awards, value creation units and Class F units that were outstanding, with a combination of a restricted stock unit and cash awards (collectively, "Replacement Awards"). We do not consider unvested Class A common stock related to the Replacement Awards as outstanding for accounting purposes as they are subject to continued service requirements or contingencies. These shares are not included in the denominator of the net loss per share calculation until the employee provides the requisite service resulting in the vesting of the award or the contingency is removed, or upon termination of an employee at which

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

point the common stock underlying the award becomes issuable to the previous investors. Shares associated with the vested or forfeited Replacement Awards are deemed to be issued and outstanding for accounting purposes on the day of vest or forfeiture.

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

The following table summarizes revenue by reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Owned and Operated Advertising	$70,798	$66,187	$217,224	$249,512
Partner Network	18,034	21,631	51,106	56,339
Total revenue	$88,832	$87,818	$268,330	$305,851

The following table summarizes Adjusted gross profit by reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Owned and Operated Advertising	$26,406	$23,886	$76,246	$81,314
Partner Network	13,053	15,312	37,462	40,337
Adjusted gross profit	39,459	39,198	113,708	121,651
Other cost of revenue	1,798	1,965	6,045	5,995
Salaries and benefits	29,177	26,695	87,597	81,896
Selling, general, and administrative	10,172	11,808	36,889	42,004
Depreciation and amortization	20,128	19,584	59,875	58,666
Interest expense, net	7,957	13,053	23,798	36,789
(Gain) loss from debt extinguishment	—	619	(20,109)	619
Change in fair value of warrant liabilities	281	(7,482)	(1,471)	(6,873)
Loss before income tax	$(30,054)	$(27,044)	$(78,916)	$(97,445)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$85,216	$81,512	$258,113	$292,122
Other countries	3,616	6,306	10,217	13,729
Total revenue	$88,832	$87,818	$268,330	$305,851

11.Stock-Based Compensation

We recorded the following total stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$3,783	$5,267	$11,196	$15,393

Stock Appreciation Rights Plan

During the quarter ended June 30, 2024, we adopted the 2024 Stock Appreciation Rights Plan (the "2024 Plan"), to enhance our ability to attract, retain, and motivate individuals who are expected to make significant contributions to our future financial and operating performance. The maximum number of Class A common stock that may be issued pursuant to awards of Stock Appreciation Rights ("SARs") granted under the 2024 Plan ("Awards") is 23.8 million shares.

Financial performance in the Plan is determined by the achievement of Adjusted EBITDA. The Plan defines Adjusted EBITDA as, with respect to any particular period, the Company’s net income (loss) before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expenses, dividends or other distributions to equity holders, expense associated with revaluation of any warrants, costs associated with acquisitions or dispositions, deferred compensation, management fees, minority interest expense, restructuring charges, impairment and certain segment-specific adjustments, and such other adjustments as may be appropriate to accurately reflect performance, in each case, as determined by the Plan administrator.

In July 2024, we granted 22.4 million SARs in accordance with the Plan. Each Award is subject to the employee's continued service through the applicable Vesting Date (as defined in the Plan) and the term of any Stock Appreciation Right shall not exceed seven years. The SARs will vest in four equal tranches upon achieving trailing twelve month Adjusted EBITDA targets of $50.0 million, $60.0 million, $70.0 million, and $80.0 million.

Upon exercise, the SARs will be settled in shares of our Class A common stock or in cash at our election. We will assess whether it is probable that the award will vest for each of the four tranches at the end of every reporting period. If and when the award is deemed probable of vesting, we will recognize stock-based compensation expense for the award on a graded basis through the date of vesting. Unvested SARs are forfeited upon termination of service.

We use the Black-Scholes option pricing model to estimate the grant date fair value of each SARs award granted under the Plan. The expected term is estimated using the simplified method, which is the midpoint between the vesting date and the contractual term. Volatility is based on a blend of the historical volatility of our common stock and the peer-leveraged volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The following table sets forth the key assumptions used to determine the fair value:

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Input
Risk-free interest rate	4.01% - 4.56%
Term (in years)	2.5 - 7.0
Volatility factor	73.18% - 89.76%
Dividend yield	0.00%

The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2024 was $0.94.

A summary of our SARs activity is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	—	$—	—	$—
Granted	22,446	1.44
Forfeited/canceled	(135)	1.44
Outstanding at September 30, 2024	22,311	1.44	5.25

Expected to vest as of September 30, 2024	—	$1.44	5.25	$—

As of September 30, 2024, we determined that none of the performance conditions related to the SARs are probable of being achieved. Accordingly, no stock-based compensation expense for the three and nine months ended September 30, 2024 was recognized. As of September 30, 2024, the total unrecognized compensation cost related to unvested SARs was $21.0 million.

12.Discontinued Operations

Sale of Protected

On November 30, 2023, we completed the sale of our Protected business, our subscription reporting unit. Total consideration comprised of: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value $0.0001 per share, owned by Just Develop It ("JDI") and other entities and individuals affiliated with the Purchasing Parties and (c) confirmation from JDI, Protected and the Protected CEO that the financial performance benchmarks related to the financial benchmarks included in the Protected Incentive Plan (as defined below), will, as a result of the Protected sale, no longer be achievable.

Impairment of Protected

Upon classifying our Protected business as held for sale as of September 30, 2023, we performed a goodwill impairment test on the Subscription reporting unit, resulting in a goodwill impairment charge of $115.5 million. This impairment was the result of decreases in long-term forecasts due to adverse customer trends and other macroeconomic outcomes. We recorded a further impairment loss of $3.3 million upon the classification of the disposal group as held for sale, for a total impairment charge of $118.8 million that was recorded in the results of discontinued operations for the three and nine months ended September 30, 2023. There was no tax benefit of this charge for the three and nine months ended September 30, 2023.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The financial results of Protected are presented as a loss from discontinued operations, net of taxes in the condensed consolidated statements of operations. The following table presents the summarized discontinued operations condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$54,550	$151,610
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	51,373	126,047
Salaries and benefits	10,144	36,738
Selling, general, and administrative	6,796	11,507
Depreciation and amortization	8,385	26,729
Impairment of goodwill	115,483	115,483
Impairment of assets held for sale	3,276	3,276
Total operating expenses	195,457	319,780
Operating loss	(140,907)	(168,170)
Other (income) expense, net	(47)	10
Loss from discontinued operations before income taxes	(140,860)	(168,180)
Income tax benefit	(3,651)	(4,958)
Net loss from discontinued operations	$(137,209)	$(163,222)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the subscription business that are included in the condensed consolidated statements of cash flows (in thousands):

Nine Months Ended September 30, 2023
Impairment of goodwill	$115,483
Impairment of assets held for sale	3,276
Depreciation and amortization	26,729
Stock-based compensation	28,716
Capital expenditures	1,451

Transition Service Agreement

In connection with a transition service agreement entered into with the sale of our Protected business, we agreed to provide certain services for which full reimbursement of cost will be provided through the earlier of November 30, 2024 or the date Protected is able to independently participate in Google's advertising purchasing programs.

Discontinued Operations Related-Party Transactions

Payment Processing Agreement

Protected utilizes multiple credit card payment processors, including Paysafe Financial Services Limited ("Paysafe"). In March 2021, Paysafe completed a merger with Foley Trasimene Acquisition Corp. II, a special purpose acquisition company sponsored by entities affiliated with a sponsor of Trebia who was also a member of our Board of Directors. We incurred credit card processing fees related to Paysafe for the three and nine months ended September 30, 2023 of $4.2 million and $11.9 million, respectively.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Office Facilities

Protected had an agreement with JDI Property Holdings Limited, an entity controlled by one of our directors, which allowed Protected to use space at their property in exchange for GBP 0.1 million per year.

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

References to "Notes" are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 have been revised to correct prior period errors as discussed in Item I, "Financial Statements - Note 2, Summary of Significant Accounting Policies." Accordingly, this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the impact of those revisions.

Company Overview

We operate an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform ("RAMP"). Operating seamlessly across major advertising networks and advertising category verticals to acquire high-intent end-users, RAMP allows us to monetize these acquired end-users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). RAMP operates across our network of owned and operated websites, allowing us to monetize end-user traffic that we source from various acquisition marketing channels, including Google, Facebook, Outbrain, and TikTok. RAMP also allows third party advertising platforms and publishers ("Network Partners") to send end-user traffic to, and monetize end-user traffic on, our owned and operated websites or through our monetization agreements.

Through RAMP, we ingested over 13 billion rows of data daily across approximately 40 advertising vertical categories during the three months ended September 30, 2024. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization rates and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

We focus on monetizing user traffic acquired by our Network Partners. Since launching, it has expanded to support additional advertising formats across multiple advertising platforms, and has acquired several leading websites, enabling it to control the entire flow of the user acquisition experience, by monetizing user traffic through our network of owned and operated websites. As of September 30, 2024, we own and operate approximately 40 websites, including leading search engines like info.com and Startpage.com, and digital media publishing websites and internet utilities, such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

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

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of System1 are now held by System1 Holdings, a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is held by our Class C common stockholders. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco (the previous intermediate holding company) and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our owned and operated products businesses, which include CouponFollow, Startpage and Mapquest, and (c) S1 Holdco holds our remaining assets and business operations associated with our digital advertising businesses, including its proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

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

Selling, general, and administrative. Selling, general, and administrative expenses consist of fees for software services, professional services, occupancy costs and travel and entertainment. These costs are expensed as incurred.

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

(Gain) loss from debt extinguishment. Gain from the repurchase of a portion of our Term Loan indebtedness at a discount.

Change in fair value of warrant liabilities. The mark to market of our liability-classified Public Warrants.

Income tax expense (benefit)

We are the sole managing member of System1 Holdings and, as a result, consolidate the financial results of System1 Holdings. System1 Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, System1 Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by System1 Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of System1 Holdings, as well as any stand-alone income or loss generated by us.

Results of Operations
Comparisons of the three and nine months ended September 30, 2024 and 2023

The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentage information):

	Three Months Ended September 30,				Year/Year Change
	2024	% of Revenue	2023	% of Revenue	($)	(%)*
Revenue	$88,832	100%	$87,818	100%	$1,014	1%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	51,171	58%	50,585	58%	586	1%
Salaries and benefits	29,177	33%	26,695	30%	2,482	9%
Selling, general, and administrative	10,172	11%	11,808	13%	(1,636)	(14)%
Depreciation and amortization	20,128	23%	19,584	22%	544	3%
Total operating expenses	110,648	125%	108,672	124%	1,976	2%
Operating loss	(21,816)	(25)%	(20,854)	(24)%	(962)	5%
Other expense (income):
Interest expense, net	7,957	9%	13,053	15%	(5,096)	(39)%
(Gain) loss from debt extinguishment	—	—%	619	1%	(619)	(100)%
Change in fair value of warrant liabilities	281	—%	(7,482)	(9)%	7,763	(104)%
Total other expense (income), net	8,238	9%	6,190	7%	2,048	33%
Loss before income tax	(30,054)	(34)%	(27,044)	(31)%	(3,010)	11%
Income tax expense (benefit)	585	1%	(1,116)	(1)%	1,701	(152)%
Net loss from continuing operations	(30,639)	(34)%	(25,928)	(30)%	(4,711)	18%
Net loss from discontinued operations, net of tax	—	—%	(137,209)	(156)%	137,209	(100)%
Net loss	(30,639)	(34)%	(163,137)	(186)%	132,498	(81)%
Less: Net loss from continuing operations attributable to non-controlling interest	(7,037)	(8)%	(6,081)	(7)%	(956)	16%
Less: Net loss from discontinued operations attributable to non-controlling interest	—	—%	(25,566)	(29)%	25,566	(100)%
Net loss attributable to System1, Inc.	$(23,602)	(27)%	$(131,490)	(150)%	$107,888	(82)%

* Percentages may not sum due to rounding

	Nine Months Ended September 30,				Year/Year Change
	2024	% of Revenue	2023	% of Revenue	($)	(%)*
Revenue	$268,330	100%	$305,851	100%	$(37,521)	(12)%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	160,667	60%	190,195	62%	(29,528)	(16)%
Salaries and benefits	87,597	33%	81,896	27%	5,701	7%
Selling, general, and administrative	36,889	14%	42,004	14%	(5,115)	(12)%
Depreciation and amortization	59,875	22%	58,666	19%	1,209	2%
Total operating expenses	345,028	129%	372,761	122%	(27,733)	(7)%
Operating loss	(76,698)	(29)%	(66,910)	(22)%	(9,788)	15%
Other expense (income):
Interest expense, net	23,798	9%	36,789	12%	(12,991)	(35)%
(Gain) loss from debt extinguishment	(20,109)	(7)%	619	—%	(20,728)	(3349)%
Change in fair value of warrant liabilities	(1,471)	(1)%	(6,873)	(2)%	5,402	(79)%
Total other expense (income), net	2,218	1%	30,535	10%	(28,317)	(93)%
Loss before income tax	(78,916)	(29)%	(97,445)	(32)%	18,529	(19)%
Income tax expense (benefit)	359	—%	(11,614)	(4)%	11,973	(103)%
Net loss from continuing operations	(79,275)	(30)%	(85,831)	(28)%	6,556	(8)%
Net loss from discontinued operations, net of tax	—	—%	(163,222)	(53)%	163,222	(100)%
Net loss	(79,275)	(30)%	(249,053)	(81)%	169,778	(68)%
Less: Net loss from continuing operations attributable to non-controlling interest	(18,763)	(7)%	(18,989)	(6)%	226	(1)%
Less: Net loss from discontinued operations attributable to non-controlling interest	—	—%	(30,472)	(10)%	30,472	(100)%
Net loss attributable to System1, Inc.	$(60,512)	(23)%	$(199,592)	(65)%	$139,080	(70)%

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

Revenue

The following table presents our revenue by reportable segment (in thousands):

	Three Months Ended September 30,		Year/Year Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$70,798	$66,187	$4,611	7%
Partner Network	18,034	21,631	(3,597)	(17)%
Total revenue	$88,832	$87,818	$1,014	1%

	Nine Months Ended September 30,		Year/Year Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$217,224	$249,512	$(32,288)	(13)%
Partner Network	51,106	56,339	(5,233)	(9)%
Total revenue	$268,330	$305,851	$(37,521)	(12)%

Owned and Operated Advertising

Owned and Operated Advertising revenue increased for the three months ended September 30, 2024 as compared to the prior year comparative period, and decreased for the nine months ended September 30, 2024 as compared to the prior year comparative period. For the three months ended September 30, 2024 compared to the prior year comparative period, O&O sessions increased by approximately 1.1 billion to 2.0 billion from 920 million, and O&O RPS decreased by $0.04 to $0.03 from $0.07. For the nine months ended September 30, 2024 compared to the prior year comparative period, O&O sessions increased approximately 2.5 billion to 5.3 billion from 2.8 billion, and O&O RPS decreased by $0.05 to $0.04 from $0.09. The year-over-year increases in sessions were due to the integration of new traffic acquisition sources into RAMP. The year-over-year declines in RPS were related to a mix shift to lower RPS traffic, as well as a softening of domestic advertiser demand.

Partner Network

Partner Network revenue decreased for the three and nine months ended September 30, 2024 as compared to the prior year comparative periods. For the three months ended September 30, 2024 compared to the prior year comparative period, Network sessions increased approximately 1.4 billion to 2.3 billion from 894 million, and Network RPS decreased by $0.01 to $0.01 from $0.02. For the nine months ended September 30, 2024 compared to the prior year comparative period, Network sessions increased approximately 3.9 billion to 5.9 billion from 2.0 billion, and Network RPS decreased by $0.02 to $0.01 from $0.03. The year-over-year increases in sessions were due to the onboarding of new Network Partners. The year-over-year declines in RPS are primarily due to a softening of domestic advertiser demand and instability experienced in the Advertising Partner ecosystem generally starting in the fourth quarter of 2023.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) remained relatively consistent for the three months ended September 30, 2024 and decreased for the nine months ended September 30, 2024 in line with the changes in O&O revenue discussed above. For the three and nine months ended September 30, 2024, compared to prior year comparative periods, our O&O CPS decreased $0.03 to $0.02 from $0.05 and $0.03 to $0.03 from $0.06, respectively. This is primarily due to a mix shift away to lower CPS traffic to offset the declines in RPS.

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

The following table presents our Adjusted gross profit by reportable segment (in thousands):

	Three Months Ended September 30,		Year/Year Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$26,406	$23,886	$2,520	11%
Partner Network	13,053	15,312	(2,259)	(15)%

	Nine Months Ended September 30,		Year/Year Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$76,246	$81,314	$(5,068)	(6)%
Partner Network	37,462	40,337	(2,875)	(7)%

Refer to the Revenue and Cost of revenue (excluding depreciation and amortization) discussions above for explanation of the change for each period.

Salaries and benefits

Salaries and benefits increased for the three and nine months ended September 30, 2024 as compared to the prior year comparative periods. The increase for the three and nine months was primarily related to the recognition of $5.5 million and $16.1 million related to CouponFollow share-based liabilities (see Item I, "Financial Statements - Note 4, Accrued Expenses and Other Current Liabilities"), respectively. This was partially offset by a $1.5 million and $4.2 million decrease in stock-based compensation and $1.6 million and $5.3 million decrease in severance and payroll-related expenses due to a reduction in workforce for the three and nine months ended September 30, 2024, respectively.

Selling, general, and administrative

Selling, general, and administrative expense decreased for the three and nine months ended September 30, 2024 as compared to the prior year comparative periods. The decrease was primarily due to a $1.3 million and $2.5 million decrease in advisory, consulting, and legal fees, and a decrease in bad debt expense of $0.7 million and $2.3 million for the three and nine months ended September 30, 2024, respectively.

Depreciation and amortization

Depreciation and amortization expense increased for the three and nine months ended September 30, 2024 as compared to the prior year comparative periods, primarily related to increased amortization for our continued investment in internally developed software.

Interest expense, net

Interest expense, net decreased for the three and nine months ended September 30, 2024 as compared to the prior year comparative periods, primarily due to a lower debt outstanding balance in the current year as a result of paying down a significant portion of our principal balance, as well as a decline in adjusted Secured Overnight Financing Rate ("SOFR") interest rates.

(Gain) loss from debt extinguishment

(Gain) loss from debt extinguishment decreased for the three ended September 30, 2024 and increased for the nine months ended September 30, 2024 as compared to the prior year comparative periods due to the gain recognized as a result of our repurchase of debt through the Dutch auction and direct buy back that occurred in January and April of 2024, respectively.

Change in fair value of warrant liabilities

The increase in fair value of our warrant liabilities for the three months and decrease for the nine months ended September 30, 2024, as compared to the prior year comparative periods, respectively was due to the remeasurement of our warrant liability to its fair value at September 30, 2024 where the fluctuations are driven by the market value of our Class A common stock.

Income tax expense (benefit)

The difference between the effective tax rates for the periods presented and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), non-deductible expenses, changes to reserves, return to provision true-ups, valuation allowance and outside basis adjustments.

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

As of September 30, 2024, we had unrestricted cash and cash equivalents of $69.1 million and $50.0 million available to borrow on our 2022 Revolving Facility. For the nine months ended September 30, 2024, we had cash outflows of $69.9 million. The principal drivers of our cash outflows were $56.8 million repayment of our Term Loan, $11.3 million related to net change in operations and $4.9 million of software development costs, offset by a $5.2 million working capital changes.

Credit Facilities

See Item 1, "Financial Statements - Note 5, Debt, Net" of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(6,027)	$(5,908)
Net cash used in investing activities	(4,962)	(6,859)
Net cash used in financing activities	(58,950)	(1,054)

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

In the nine months ended September 30, 2024, cash used in operating activities of $6.0 million resulted primarily from favorable changes in net income, excluding the impact of non-cash items offset by favorable changes in working capital balances. The favorable changes in working capital balances included an increase in accrued expenses and other current liabilities offset by an increase in account receivable balances.

In the nine months ended September 30, 2023, cash used in operating activities of $5.9 million resulted primarily from net loss adjusted for noncash items, including the impairment of goodwill and assets held for sale of $118.8 million, depreciation and amortization expense of $85.4 million, stock-based compensation of $44.1 million, and a decrease in accounts receivable of $17.8 million. This was partially offset by a net loss of $249.1 million and a payment of long-term earnout liabilities of $20.0 million.

Investing Activities

Our primary investing activities consisted of costs capitalized for internally developed software.

In the nine months ended September 30, 2024 and September 30, 2023, cash used in investing activities of $5.0 million and $6.9 million resulted primarily from costs capitalized for internally developed software, respectively.

Financing Activities

Our financing activities consisted primarily of repayments of our indebtedness under our credit facilities.

In the nine months ended September 30, 2024, cash used in financing activities of $59.0 million was primarily related to the repayment of the 2022 Term Note in the amount of $56.8 million.

In the nine months ended September 30, 2023, cash used in financing activities of $1.1 million resulted primarily from repayment of our existing term loan of $15.0 million, taxes paid related to net settlement of stock awards of $3.1 million, and payment of acquisition holdback of $1.9 million. This was partially offset by net proceeds from a related-party revolver of $19.0 million.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2021, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of September 30, 2024, we remain contractually obligated to spend a remaining $8.0 million towards this commitment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2024, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses also resulted in an immaterial misstatement within cash flows from operating activities of System1, Inc. as of and for the nine months ended September 30, 2023 and within stockholders' equity of the consolidated financial statements of System1, Inc. as of December 31, 2023 and all quarterly periods during 2023.

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

Remediation Plan for the Material Weaknesses

We are in the process of, and we are focused on, designing and implementing effective measures to improve our internal control over financial reporting and remediate the material weaknesses. Our remediation efforts to address the identified material weaknesses are ongoing. Our efforts include a number of actions:

•Assessed the need of additional senior level accounting personnel with applicable technical accounting knowledge, training, and experience in accounting matters, and hired the appropriately skilled resources; continuing to assess the needs within the accounting department;
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

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K Part I, Item "1A. Risk Factors" for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases
In August 2022, the Board authorized up to $25.0 million for the repurchase of our Class A common stock and Public Warrants. During the quarter ended, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of September 30, 2024, we had $23.9 million available under this authorization remaining.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The trading plan of our Chief Executive Officer was terminated during the second quarter of 2024 and the trading plan of our Chief Operating Officer expired during the third quarter of 2024. No new trading plans have been adopted as of the date of this filing.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1(a)	Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021

2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)	Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)	Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

2.2	Share Purchase Agreement, dated November 30, 2023, by and among System1, Inc., Orchid Merger Sub II, LLC, Sonic Newco, LLC, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	2.1	12/4/2023

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2	Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39331	4.2	6/6/2023

10.1^	System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/2/2022

10.2^	System1, Inc. 2024 Stock Appreciation Rights Plan.	8-K	001-39331	10.1	6/14/2024

10.3	First Amendment to System1, Inc. 2024 Stock Appreciation Rights Plan	10-Q	001-39331	10.1	8/8/2024

10.4#	Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	10-K	001-39331	10.7	6/6/2023

10.9	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.10	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	6/22/2020

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

System1 Inc.
Date: November 7, 2024
	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer