Form 10-K
period 2024-12-31
System1, Inc.
filed 2025-03-10
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from __________ to __________

Commission file number 001-39331

System1, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-3978051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4235 Redwood Avenue Los Angeles, CA, 90066
(Address of Principal Executive Offices, including zip code)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company, "and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $39.9 million (based on the closing price for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date).
As of February 28, 2025, there were 74,510,018 shares of Class A common stock, $0.0001 par value per share, and 18,703,676 shares of Class C common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders to be filed by April 30th 2025. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

In some cases, you can identify forward-looking statements by terms such as "may," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in this Annual Report on Form 10-K titled "Risk Factors." These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•The ability to maintain our key relationships with Advertising Partners, including our monetization arrangements;
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
•The ability to protect our intellectual property rights; and
•Other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission ("SEC"), including those described herein under the heading "Risk Factors."

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

You should read this Annual Report on Form 10-K, along with our other filings with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in "Item 1A. Risk Factors" included in this Annual Report on Form 10-K. We believe that the risks described in the "Risk Factors" section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the "Risk Factors" section and the other information contained in this Annual Report on Form 10-K.

•We have a limited operating history, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
•Our revenue is tied to the effectiveness and performance of our responsive acquisition marketing platform.
•A meaningful portion of our revenue is attributable to our agreements with Google, and therefore is subject to its practices.
•We rely on large-scale acquisition marketing channels, such as Google, Meta, Outbrain, and TikTok, as well as our Network Partners, for a significant portion of our consumer Internet traffic.
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
•We may redeem your unexpired Warrants prior to their exercise, at a time that is disadvantageous to you, thereby making your Warrants worth less than what you paid for them.

PART I

Item 1. Business.

Overview

Throughout this report, the "Company," "System1," "we," "us," "our" and other similar terms refer to System1, Inc. and its subsidiaries. We operate an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform ("RAMP"). Operating seamlessly across major advertising networks and advertising category verticals to acquire end-users, RAMP allows us to monetize these acquired users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). RAMP operates across our network of owned and operated websites, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Meta, Outbrain, and TikTok. RAMP also allows third party advertising platforms and publishers ("Network Partners") to send user traffic to, and monetize user traffic on, our owned and operated websites or through our monetization agreements.

Through RAMP, we process daily advertising campaign optimizations and ingest over 12 billion rows of data daily across approximately 40 advertising vertical categories as of December 31, 2024. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization rates and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

Our Company started with a focus on monetizing user traffic acquired by our Network Partners. Since launching, we have expanded to monetizing traffic we acquire directly from various marketing channels, expanding to support additional advertising formats across multiple advertising platforms, and have acquired several leading websites, enabling us to control user acquisition and experience, and monetize user traffic on our behalf via our network of owned and operated websites. Today, we own and operate approximately 40 websites, including leading search engines like info.com and Startpage.com, and digital media publishing websites and internet utilities such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

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

Following the Merger, Trebia’s ordinary shares and Public Warrants ceased trading on the New York Stock Exchange ("NYSE"), and System1, Inc.'s Class A common stock, $0.0001 par value per share ("Class A common stock") and the Public Warrants ("Warrants") began trading on the NYSE on January 28, 2022 under the symbols "SST" and "SST.WS," respectively.

Sale of Protected

On September 6, 2023, we announced that we had received a non-binding indication of intent from Just Develop It Limited ("JDI"), one of our significant shareholders, which is principally owned and managed by certain members of the Protected management team, related to the potential acquisition of Protected, which operated our subscription business. Subsequently, on November 30, 2023, we completed the sale of Protected, pursuant to the terms of a share purchase agreement ("Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, the purchasing parties acquired all of the outstanding preference and ordinary shares of Protected ("Protected Disposition") for total consideration comprised of: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value $0.0001 per share, owned by JDI and other entities and individuals affiliated with the purchasing parties and (c) confirmation from JDI, Protected and the Protected CEO that the financial performance benchmarks related to certain contingent earnout payments based on the future performance of Protected’s business in an aggregate amount of up to $60.0 million included in the Business Combination Agreement, will, as a result of the Protected Disposition, no longer be achievable. See Part II, Item 8 "Financial Statements and supplementary data — Note 17, Discontinued Operations" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Reorganization

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the Company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our owned and operated products businesses, which include NextGen Shopping, Inc. ("CouponFollow"), Startpage and Mapquest, and (c) S1 Holdco holds our remaining assets and business operations associated with our digital advertising businesses, including our proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

Our Industry

Today, brands and advertisers seeking to effectively reach their target consumers or target audience are confronted by significant operational and systemic challenges. Legacy mediums, including print, television and radio, represent a smaller and shrinking portion of total media consumption than they have historically, as digital media formats, in particular those best served by mobile devices, have proliferated. Spending on global digital advertising has grown rapidly, reaching an estimated $668 billion in 2024, and is projected to grow to an estimated $871 billion in 2027. Additionally, spending on global digital advertising accounted for approximately 69% of total global advertising spend in 2024, a percentage that is expected to grow to almost 74% in 2027, continuing a steady trend of supplanting traditional advertising models to support bands and advertisers’ customer acquisition efforts.

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

Better Execution Against Highly Fragmented Audiences. As digital media channels grow and consumption patterns change, highly fragmented audiences make it challenging to consistently reach a large relevant audience. Media consumption is becoming more individualized and fragmented, as the audience spends more time on an increasing number of personal devices while deciding what media to consume and when they consume it, including what products and services they may be searching information for, rather than having those choices made for them on large legacy platform (i.e. linear television, radio, print media) to a single large audience. Both trends contribute to the ever-increasing demand from advertisers for programmatic advertising platforms that integrate options to buy advertising and provide data on how to optimize the financial returns of an ad campaign.

Top Digital Advertisers Are Transitioning Budgets to Performance-Based Models Where Data and Analytics Drive Decision Making. The shift to digital performance-based advertising models can be explained by mounting pressure on brands and advertisers (and their agencies) to demonstrate tangible results against their advertising efforts, and the corresponding shift of advertising budgets to distribution channels that facilitate the ability to better monitor results in real time. We have designed and built RAMP to specifically address this constantly evolving landscape. Through our portfolio of owned and operated websites, we have access to valuable first party intent data, which our platform combines with real-time feedback on the intent-driven consumer’s interaction with rendered ads, thereby increasing the value of user traffic sent to advertisers and the publishers on which such advertisements are displayed.

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

Regulatory and Audience Focus on Consumer & Data Privacy. Both digital audiences and consumer focused regulatory bodies and agencies are becoming increasingly focused on consumer and data privacy,

including the collection, processing, tracking and/or sharing of users' personal data or consumer behavior/consumption habits as advertisers, marketing partners and publishers place a premium on high-quality consumer intent data. Governing bodies throughout the United States (including state and local governments), the European Union and other jurisdictions continue to respond to these growing consumer concerns by proposing and enacting new laws and regulations that are reshaping industry standards regarding consumer privacy, data protection and information security. As advertisers, marketing partners and publishers seek to remain compliant with this evolving regulatory landscape, while avoiding the reputational and financial costs of potential investigations or fines, financial penalties or private actions, first party data regarding intent or trending topics (i.e. consumer intent and related data properly collected and used directly by the party offering the service or media content) becomes increasingly more valuable. Our owned and operated search engines and publishing websites are able to provide valuable anonymized and aggregated proprietary first party data related to search intent data that is properly collected and processed, and then leveraged and optimized through RAMP.

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

Our Business Model

We initially began as a monetization platform that connected user traffic acquired by our Network Partners with advertising demand from our advertisers and advertising networks. We have significantly expanded the scope of our platform through organic growth, strategic acquisitions and the continuous development and integration of RAMP into our service offerings, which enables us to optimize user acquisition, consumer experience and monetization across all traffic sources of our platform. RAMP is integrated with and deployed across our owned and operated search engine and digital media publishing websites and utilities, while supporting and utilizing multiple advertising formats across monetization channels, which has allowed us to accelerate our growth through the integration of multiple websites over the past several years.

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

Monetizing User Traffic for Our Network Partners—We also monetize user traffic on behalf of our more than 300 Network Partners, which include Yahoo!, WebMD and Publisher’s Clearing House. These Network Partners direct their acquired traffic through RAMP in exchange for a share of advertising revenue generated through the platform. In 2024, we processed over 7.7 billion Network Partner sessions.

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

System1’s Focus on First Party Data—In addition to acquiring extensive amounts of our user traffic via RAMP, upon reaching our websites, RAMP utilizes its proprietary access to our first party data in order to further qualify consumer intent and offer the most appropriate user experience and most effective monetization. We are able to combine this iterative dataset with historical information on advertising spend across advertising categories, content and ad-creative automation, which is used to optimize monetization performance in order to provide a closed-loop view of the customer and advertising ecosystem. We have built a robust and valuable asset consisting of proprietary first party data that is continuously enhanced based on more than 1.0 billion distinct search queries that run through RAMP each a month. This valuable first party data is used by RAMP to optimize specific consumer audiences based on millions of precedent interactions, and allows us to provide our clients with deeper insights into consumer habits as they continue to interact with our owned and operated websites.

Marketing Partner Integrations—RAMP is seamlessly integrated with leading acquisition marketing channels, such as Google, Meta, Outbrain, and TikTok. This technical integration allows us to continuously optimize our advertising campaigns and bids on a real-time basis, where RAMP processes over 4 million campaign optimizations per day.

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

Substantial First-Party Data Consumer Information—In 2024, we processed approximately 15.0 billion total sessions. As a result, we process significant amounts of data (across search queries and decision-making behavior) from consumers, including first party intent-based data, that is combined with data on how consumers respond to different types of ad content, creatives and formats. This aggregated and anonymized data is leveraged within our platform, so that it can be analyzed and iteratively enriched as consumers return to our websites and continue to interact with rendered advertisements. When this data is fed into our data science and machine learning algorithms, it becomes a powerful tool for identifying new monetization opportunities and increasing return on advertising spend.

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

Our Human Capital

We believe that our values of support, teamwork, individuality, ownership, impact and improvement have been an important factor of our overall success. Behind all our innovations are the talented people around the world who bring them to life. To continue to produce such innovations, we believe that it is crucial that we continue to attract and retain top talent. We strive to make System1 a diverse and inclusive workplace, where our people feel they belong, with opportunities for our employees to grow and develop their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. To ensure we live our values, and our culture stays unique and strong, our board of directors (the "Board" or the "Board of Directors") and executive team have put significant focus on our human capital resources. We draw from the largest pools of talent to help find the best people for our company and seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations.

As of December 31, 2024, we had approximately 300 full-time employees in three countries. Regionally, North America and the rest of the world make up approximately 98% and 2% of our workforce, respectively.

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

We demonstrate this commitment through a comprehensive strategy that combines education, celebration, matching donations to the community, diversifying our talent, and creating forums for internal dialogue and listening. Our global leadership team is approximately 83% male and 17% female.

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

Health, Safety and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs. We continue to implement changes that we determined are in the best interests of our employees, as well as the communities in which we operate, and which comply with applicable government regulations. We continue to evolve our programs to meet our employees’ health and wellness needs.

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

In the United States, both federal and state legislation govern activities such as the collection and use of personal data, and privacy matters impacting the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the "FTC"), U.S. Congress, and individual state governments. Much of the federal oversight on digital advertising in the United States currently comes from the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in "unfair" or "deceptive" trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. However, there is increasing consumer concern over data privacy and the use of personally identifiable information in recent years, which has led to a myriad of new and proposed legislation both at the federal and state levels, some of which has affected and will continue to affect our operations and those of our industry partners. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect January 1, 2020, defines "personal information" broadly enough to include online identifiers provided by individuals’ devices, applications and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data.

The CCPA created individual data privacy rights for consumers in the State of California (including rights to deletion of and access to, as well as rights to opt-out of the collection of, personal information), special rules on the collection of consumer data from minors, new notice obligations and new limits on, and rules regarding the collection, processing and "sale" of personal information (interpreted by many to include common digital advertising practices). The CCPA also includes a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations related to data breaches. There also have been many class action lawsuits filed invoking the CCPA outside of the private right of action provided for by the law, and it is unclear at this point whether any of these claims will be accepted by the courts. In addition, the California Privacy Rights Act (the "CPRA") (which amends and further implements the CCPA), as well as similar laws which have recently gone into effect in Virginia, Colorado, Connecticut and Utah, impose additional notice and opt out obligations in the digital advertising ecosystem, including an obligation to provide a prominent opt out for behavioral advertising. Additionally, similar laws have been passed or are being considered in other states, which may impose additional restrictions on us and on our industry partners. It is difficult to predict with certainty the full effect of these recently passed or pending laws and their implementing regulations on the Internet and advertising industries as a whole.

As our business is global, our activities are also subject to foreign legislation and regulation. In the United Kingdom and the European Union (including the European Economic Area (the "EEA") and the countries of Iceland, Liechtenstein and Norway), or EU, separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. The General Data Protection Regulation ("GDPR"), which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines "personal data" broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or "TCF") for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive (discussed below). Although the TCF is still partially in use, its viability as a compliance mechanism has come under attack by the Belgian Data Protection Authority and others, and we cannot predict its effectiveness or applicability over the long term. In February 2022, the Belgium Data Protection Authority issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF. Further, other European regulators have questioned the framework’s viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Continuing to maintain compliance with the GDPR’s requirements, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, and may lead to significant changes in our business operations, as will the effort to monitor whether additional changes to our business and data collection practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

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

This growing set of privacy regulations has created intense scrutiny regarding Interest-based advertising, or the use of data to draw inferences about a consumer’s interests and delivering relevant advertising to that consumer, by legislative, regulatory, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on consumer protections and data privacy. In particular, much of this scrutiny has focused on the use of cookies and other tracking technologies that are used to collect or aggregate information about consumers’ online browsing and mobile app usage activity. For example, as the collection and use of data for digital advertising has increasingly received negative media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a universally accepted "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked and shared across websites or devices. The CPRA and new Colorado consumer privacy law similarly have been interpreted to require the use of technical opt-outs for the sale and sharing of personal information for advertising purposes, and allow for rulemaking to develop these technical signals. If a universally accepted "Do Not Track," "Do Not Sell," or similar control is adopted by many Internet users, or if a "Do Not Track" or similar standard is imposed by additional states or by federal or foreign legislation, or is agreed upon by industry standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

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

Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not incorporated into, and does not form a part of this Annual Report on Form 10-K or any other report or documents we file with or furnish to the SEC. Copies of our Code of Ethics and Conduct Policy, Corporate Governance Guidelines and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Governance - Governance Documents” subpage of the “Investors” section of our website.

Item 1A. Risk Factors.

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
•    prevent or mitigate failures or breaches of data security and our technology infrastructure
•    expand our businesses internationally; and
•    hire and retain qualified and motivated employees.

We cannot be certain that we will be successful in addressing these and other challenges we may face in the future. If we are unable to do so, our business may suffer, our revenue and operating results may decline and we may not be able to achieve further growth or sustain profitability.

Our revenue is tied to the effectiveness and performance of our Responsive Acquisition Marketing Platform.

If RAMP does not acquire users with the relevant commercial intent to our websites via acquisition marketing channels, we may not be able to profitability monetize users. Our revenue and operating results depend on our ability to generate revenue from advertisers and advertising networks by cost-effectively acquiring consumer Internet traffic and then directing these intent-driven consumers to our advertising partners. If we are unable to cost-

effectively acquire users or provide value to our advertising partners based on their traffic acquisition costs, they may decline to utilize us to acquire and monetize users, which would harm our revenue and operating results.

A meaningful portion of our revenue is attributable to our agreements with Google, and therefore is subject to its practices.

We have multiple services agreements with Google pursuant to which we display and syndicate paid listings provided by Google in response to search queries generated through some of our businesses. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as other search related services. For the year ended December 31, 2024, 78% of our total revenue was attributable to our agreements with Google.

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

We rely on large-scale acquisition marketing channels, such as Google, Meta, Outbrain, and TikTok, as well as our Network Partners, for a significant portion of our consumer Internet traffic.

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

RAMP is complex and multifaceted, and operational and performance issues could arise both from the platform itself and from outside factors. Errors, failures, vulnerabilities or bugs have been found in the past, and may in the future, be found. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server farms. While we have built redundancies in our systems, full redundancies do not exist. Some failures could shut our platform down completely, others only partially. Partial failures, which we have experienced in the past, could result in unauthorized bidding, cessation of our ability to bid or deliver impressions or deletion of our reporting, in each case resulting in unanticipated financial obligations or impact.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain effective controls to timely analyze and record the financial statement effects from complex, non-routine transactions, including acquisitions, dispositions, equity commitments and post-combination compensation arrangements. Specifically, we did not design and maintain effective controls over the application of US GAAP to such transactions, and, as it relates to acquisitions, did not design and maintain effective controls over (i) the review of the inputs and assumptions used in the measurement of assets acquired and liabilities assumed, including discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (ii) the tax impacts of acquisitions to the financial statements, and (iii) conforming of US GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses.
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

We are in the process of, and we are focused on, designing and implementing effective measures to improve our internal control over financial reporting and remediate the material weaknesses. Our remediation efforts to address the identified material weaknesses are ongoing. Our efforts include a number of actions:

•Assessed the need of additional senior level accounting personnel with applicable technical accounting knowledge, training, and experience in accounting matters, and hired the appropriately skilled resources, continuing to assess the needs within the accounting department to ensure sufficient coverage for accounting and financial reporting;
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
•Designing and implementing controls to address the financial reporting risks over the accounting for dispositions, acquisitions and other complex, non-routine transactions, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, allocation of goodwill to reporting units, tax impacts, and ongoing recording of the financial statement results of the acquired businesses;
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

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of December 31, 2024.

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

As of December 31, 2024, the net carrying value of other intangible assets represented $304.7 million, or 66% of our total assets. Indefinite-lived intangible assets, such as goodwill, are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Finite-lived intangible assets totaling $222.3 million are amortized up to 10 years. Based on our annual goodwill impairment test in the fourth quarter of 2024, we determined our intangible assets were not impaired.

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

We rely on our own and third-party computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT Systems"). As we grow our business, we expect to continue to invest in IT systems, including data warehousing, network infrastructure and cloud-based services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our IT systems may require us to commit substantial financial, operational and technical resources, with no assurance that there will be a corresponding increase in our business. If we fail to respond to continuing technological changes or to adequately maintain, expand, upgrade and develop our IT systems in a timely fashion, our growth prospects and results of operations could be adversely affected.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists. The steps we take to increase the reliability, integrity and security of our platform, our software products, and our websites as they scale are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyber and ransomware attacks. Such cyber and ransomware attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, social engineering/phishing or the introduction of computer viruses or malware (including ransomware) into our IT Systems with a view to steal confidential or proprietary data or personal information. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data from our platform or other software products. We are also vulnerable to human or technological error, malicious code embedded in open-source software, misconfigurations, "bugs" or other vulnerabilities in our IT Systems or in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services and unintentional errors or malicious actions by persons with authorized access to our IT Systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform, websites and other software products. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges, which may harm our reputation and negatively impact our business, financial condition and results of operations. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or data can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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
•other claims based on the nature and content of Internet materials
•user data privacy and security issues;
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

Information relating to individuals and their devices (sometimes called "personal information" or "personal data") is regulated under a wide variety of local, state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data. In addition, there is increasing attention by state and other jurisdictions to regulation in this area. These laws are complex and can be costly to comply with, require significant management time and effort, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, further complicating compliance efforts. We are currently subject to a variety of, and may in the future become subject to additional, international, federal, state and local laws that are continuously evolving and developing, including laws regarding Internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the CAN-SPAM Act, the Digital Millennium Copyright Act and the Communications Decency Act. If we are alleged not to comply with these laws or regulations, we may be required to modify affected products and services, which could require a substantial investment and loss of revenue or cease providing the affected product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties and other losses.

We typically collect and store IP addresses, other device identifiers (such as unique mobile application identifiers) and email addresses, which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, or CCPA, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA defines "personal information" broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data and provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CRPA, which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law which could result in increased privacy and information security enforcement. Similar laws are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. Additionally, state regulators may exercise greater scrutiny regarding the collection and processing of personal information for purposes of online advertising, marketing, and analytics. These laws may be interpreted and applied in a manner that is inconsistent with our existing data practices. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices, which could have an adverse effect on our revenue, our results of operations and financial condition.

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

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice (a decision referred to as "Schrems II") as an adequate mechanism by which EU companies may pass personal data to the United States, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. In October 2022, the White House released an executive order implementing a new EU-U.S. data transfer mechanism, the Trans-Atlantic Data Privacy Framework ("DPF"). The DPF aims to address the concerns raised by the court in Schrems II relating to perceived risks of transferring personal data to the United States by putting in place a new set of "commercial principles" similar to the old Privacy Shield Framework together with new rules governing U.S. intelligence authorities and redress for EU individuals. The European Commission launched an assessment of the DPF’s adequacy, which is expected to be completed in 2023. If granted, an adequacy determination would reduce the legal uncertainty of cross-border transfers of personal data. However, until an adequacy determination is granted, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. If all or some jurisdictions within the EU or the United Kingdom determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States and if the DPF is not ultimately adopted, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.

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

Our communications with consumers are also subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing ("CAN-SPAM") Act of 2003 and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. The CAN-SPAM Act and analogous state laws also impose various restrictions on marketing conducted using email. Additional laws, regulations, and standards covering marketing, advertising, and other activities may be or become applicable to our business. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

Regulatory investigations and enforcement actions could also impact us. In the U.S., the Federal Trade Commission, or FTC, uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair" and "deceptive" trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

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

Our data-driven platform may also be subject to laws and evolving regulations regarding the use of artificial intelligence and machine learning (“AI Tools"). The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. In October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI Tools.

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

Today, digital advertising, including RAMP, makes significant use of first-party cookies to store device identifiers for the advertising activities described above.

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

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. "Do Not Track" has seen renewed emphasis from proponents of the CCPA, and the final proposed regulations (currently pending review and acceptance by the Office of Administrative Law) contemplate browser-based or similar "do not sell" signals. California’s new ballot initiative, the CPRA, similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for AG rulemaking to develop these technical signals. If a "Do Not Track," “Do Not Sell," or similar control is adopted by many Internet users or if a “Do Not Track" standard is imposed by state, federal, or foreign legislation (such as the proposed ePrivacy Regulation or CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of RAMP, and our business, financial condition, and results of operations could be adversely affected.

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

Increased transparency into the collection and use of data for digital advertising introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, the CCPA, "Do Not Track", and ePrivacy, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.

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

Risks Related to Intellectual Property

Our use of "open source" software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

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

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright, patent and other intellectual property laws to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have "MapQuest", “info.com", "HowStuffWorks", "Infospace", and variants and other marks registered as trademarks or pending registrations in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to RAMP and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the U.S. and certain foreign countries related to our business. We endeavor to enter into agreements with our employees, independent contractors and advisors in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services, and strictly prohibit reverse engineering. However, reverse engineering our software or the theft or misuse of our proprietary information could occur by employees or other third parties who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. While we have a few legacy patents, we may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms "MapQuest", "info.com", "HowStuffWorks", "Infospace" or any of the other trademarks that we own.

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

Our current or future trademarks or trade names may be challenged, opposed, infringed, circumvented or declared generic or descriptive, determined not to be entitled to registration, or determined to infringe trademark rights owned by third-parties. In connection with a previous dispute regarding the use of the "SYSTEM1" trade name, we entered into a Settlement and Co-Existence Agreement regarding our continued use of the "SYSTEM1" trade name in the businesses in which we operate utilizing such trade name.

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

We use AI Tools and are making significant investments to continuously improve our use of such technologies. For example we use machine learning algorithms and automated decision making technologies in RAMP to generate ads and identify target customer bases for our clients. There are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

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

The market for AI Tools is rapidly evolving and unproven in many industries. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. We face significant competition from other companies in our industry in relation to the development and deployment of AI Tools. Those other companies may develop technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop and deploy. If we cannot develop, offer or deploy new technologies as effectively, as quickly and/ or as cost-efficiently as our competitors, we could experience a material adverse effect on our operating results, customer relationships and growth.

Our ability to continue to develop or use AI Tools may be dependent on access to specific third party software and infrastructure, such as processing hardware or third party machine learning models, and we cannot control the availability or pricing of such third party software and infrastructure, especially in a highly competitive environment. Further, certain of the data that we use in developing our machine learning algorithms is licensed from third-parties, and we are dependent upon our ability to obtain necessary data licenses within appropriate time frames and on commercially reasonable terms. Our data suppliers may withhold their data from us in certain circumstances, for example if there is a competitive reason to do so; if we breach our contract with a supplier; if they are acquired by one of our competitors; or if new laws or case law restrict the use or dissemination of the data they provide. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality, vendor or other standards. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our standards, our ability to provide products and services to our customers, and our revenue prospects, could be materially adversely impacted.

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

We are an "emerging growth company" and the reduced disclosure requirements applicable to emerging growth companies may make our common stock and Warrants less attractive to investors.

We qualify as an "emerging growth company" within the meaning of the Securities Act, as modified by the JOBS Act. We have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters and reduced reporting periods. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Trebia; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th in which case we would no longer be an emerging growth company as of the following December 31.

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
•    issuances, exchanges, sales, repurchases or expected issuances, of our capital stock;
•    changes in our dividend policy;
•failure to adhere to NYSE stock exchange listing standards;
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

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On January 6, 2025, we received a written notice from NYSE that, because the average closing price for our Class A common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer comply with the minimum share price criteria for continued listing on the NYSE. The NYSE continued listing criteria provide us with a cure period of six months in which to regain compliance. We may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the six-month cure period our Class A common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If we are unable to regain compliance with the $1.00 share price rule within this period, the NYSE may initiate procedures to suspend and delist our Class A common stock.

If the NYSE delists our Class A common stock or Warrants from trading on its exchange for failure to meet the continued listing standards, we and our securityholders could face significant material adverse consequences including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;

•a determination that our common stock is a "penny stock," which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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

You may only be able to exercise the Warrants on a "cashless basis" under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such Warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of "covered securities" under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Warrants for redemption. If you exercise your Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering the Warrants for that number of shares of common stock equal to (A) the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the Warrants, multiplied by the excess of the "Fair Market Value" (as defined in the next sentence) over the exercise price of the Warrants by (y) the Fair Market Value. The "Fair Market Value" is the average closing price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the Warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such Warrants for cash.

We may amend the terms of the Warrants in a manner that may have an adverse effect on holders of Warrants with the approval by the holders of at least 65% of the then outstanding Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as Warrant agent, and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of curing any ambiguity, or curing, correcting or supplementing any defective provision or adding or changing any other provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem not to adversely affect the interest of the holders of the Warrants. All other amendments require the approval by the holders of at least 65% of the then-outstanding Warrants, including any change that adversely affects the rights of the registered holders of Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder of Warrants if holders of at least 65% of the then outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 65% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a Warrant.

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

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a "foreign action") in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an "enforcement action"), and (y) having service of process made upon such Warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such Warrant holder.

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, (a) at a price of $0.01 per Warrant, provided that (i) the last reported sales price of the Class A ordinary shares for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given (the "Reference Value") equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) and (ii) there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants, and a current prospectus relating thereto, available throughout the 30-day Redemption Period (as defined in the Warrant Agreement), or (b) provided that the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and proprietary information. Our cybersecurity risk management program includes a multi-point cybersecurity incident response plan.

First, we have designed and assessed our cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our businesses and technology infrastructure.

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

Our cybersecurity risk management program includes the following elements:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing: (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
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

There can be no assurance that our cybersecurity risk management program and evaluation and security processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in adequately protecting our systems, technology infrastructure and proprietary information. We face risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, "Risk Factors".

We have not identified specific risks from known or other broadly publicized cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, "Risk Factors".

Cybersecurity Governance

Our Board of Directors (the "Board) considers evaluating and proactively addressing cybersecurity risk as part of its risk oversight function and has delegated to the Board's Nominating and Corporate Governance Committee (the "Committee") oversight of cybersecurity and other information technology risks facing us and our businesses. The Committee oversees management’s implementation of our cybersecurity risk management program.

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

Item 2. Properties.

We maintain our principal offices in Los Angeles, California. We also maintain office and data center space in various cities within the United States, Netherlands and Canada. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.

Item 3. Legal Proceedings.

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

Information in response to this Item is included in "Part II, Item 8 "Financial Statements and supplementary data — Note 8, Commitments and Contingencies" and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Warrants are listed on NYSE under the symbols "SST" and "SST.WS," respectively. There is no public trading market for our Class C common stock.

Holders of Record

As of February 28, 2025, there were approximately 366 holders of record of our Class A common stock, 67 holders of record of our Class C common stock and 2 holders of record of our Warrants. The actual number of stockholders of our Class A common stock and the actual number of holders of our Warrants is greater than the number of record holders and includes holders of our Class A common stock or Warrants whose shares of Class A common stock or Warrants are held in street name by brokers and other nominees. This number of holders does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our Class A or Class C common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to finance the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our Board of Directors considers relevant. See "Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our financial condition. In addition, our credit facility contains restrictions on our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None

Repurchase of Equity Securities

2022 Repurchase Program

In August 2022, our Board of Directors authorized up to $25 million for the repurchase of our Class A common stock and Warrants (the "2022 Repurchase Program"). During fiscal year 2024 there were no repurchases under the 2022 Repurchase Program and, as of December 31, 2024, we had a remaining balance of approximately $24 million under the 2022 Repurchase Program.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "System1," "we," "us," "our" and other similar terms refer to System1, Inc and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should also be read together with the section entitled "Organization and description of business" in Part II as of December 31, 2024. In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements." in Part I of this Annual Report on Form 10-K.

Company Overview
We operate an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform ("RAMP"). Operating seamlessly across major advertising networks and advertising category verticals to acquire end-users, RAMP allows us to monetize these acquired end users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). RAMP operates across our network of owned and operated websites, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Meta, Outbrain, and TikTok. RAMP also allows third party advertising platforms and publishers ("Network Partners") to send user traffic to, and monetize end user traffic on, our owned and operated websites or through our monetization agreements.

Through RAMP, we process daily advertising campaign optimizations and ingest over 12 billion rows of data daily across approximately 40 advertising vertical categories as of December 31, 2024. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization rates and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

We focus on monetizing user traffic acquired by our Network Partners. Since launching, it has expanded to support additional advertising formats across multiple advertising platforms, and has acquired several leading websites, enabling it to control the entire flow of the user acquisition experience, while monetizing user traffic through our network of owned and operated websites. As of December 31, 2024, we own and operate approximately 40 websites, including leading search engines like info.com and Startpage.com, and digital media publishing websites and internet utilities, such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

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

Following the Merger, Trebia’s ordinary shares and Public Warrants ("Warrants") ceased trading on the New York Stock Exchange ("NYSE"), and System1, Inc.'s Class A common stock and the public warrants began trading on the NYSE on January 28, 2022 under the symbols "SST" and "SST.WS," respectively.

Sale of Protected

On September 6, 2023, we announced that we had received a non-binding indication of intent from Just Develop It Limited ("JDI"), one of our significant shareholders, which is principally owned and managed by certain members of Protected's management team ("Purchasing Parties"), related to the potential acquisition of Protected, which operated our subscription business. Subsequently, on November 30, 2023, we completed the sale of Protected, pursuant to the terms of a share purchase agreement ("Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, the Purchasing Parties acquired all of the outstanding preference and ordinary shares of Protected ("Protected Disposition") for total consideration comprised of: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value $0.0001 per share, owned by JDI and other entities and individuals affiliated with the Purchasing Parties and (c) confirmation from JDI, Protected and the Protected CEO that the financial performance benchmarks related to certain contingent earnout payments based on the future performance of Protected’s business in an aggregate amount of up to $60.0 million included in the Business Combination Agreement will, as a result of the Protected Disposition, no longer be achievable.

The results of operations of our Protected business are presented as net loss from discontinued operations in our consolidated statements of operations for the comparative period presented. Unless otherwise noted, the information contained in this Management Discussion and Analysis relates solely to our continuing operations and does not include the operations of our Protected business (see Item 8, "Financial Statements and Supplementary Data — Note 17, Discontinued Operations").

Reorganization

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the Company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our owned and operated products businesses, which include NextGen Shopping, Inc. ("CouponFollow"), Startpage and Mapquest, and (c) S1 Holdco holds our remaining assets and business operations associated with our digital advertising businesses, including our proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

Components of Our Results of Operations

Revenue

We earn revenue by directly acquiring traffic to our owned and operated websites and utilizing our RAMP platform and additional services to monetize end-users for our Advertising Partners. For this revenue stream, we are the principal in the transaction and report revenue on a gross basis for the amounts received from Advertising Partners. We have determined that we are the principal since we direct the use of our owned and operating websites, and as such have risk of loss on the user-traffic that we are acquiring for monetization with our Advertising Partners. Additionally, we maintain the website, provide the content and bear the cost and risk of loss associated with the digital online inventory available on our website.

Revenue is also earned from revenue-sharing arrangements with our Network Partners related to the use of our RAMP platform and additional services provided to them in order to direct advertising by our Advertising Partners to their digital online inventory. We have determined that we are the agent in these transactions and therefore report revenue on a net basis, because our network partner runs the campaign to acquire user-traffic including managing traffic acquisition cost. We report the revenue generated under our revenue-sharing arrangements on a net basis, based on the difference between amounts received by us from our Advertising Partners, less amounts remitted to the Network Partners based on the underlying revenue-sharing agreements.

We recognize revenue as we deliver user-traffic to our Advertising Partners based on a cost-per-click, cost-per-action or cost-per-thousand impression basis. The payment terms with our Advertising Partners are typically 30 days.

Revenue may fluctuate from period to period due to a number of factors including seasonality and the shift in mix of user acquisition sources from Advertising Partners.
We have two reportable segments:
•Owned and Operated Advertising ("O&O"); and
•Partner Network

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

Gain on extinguishment of debt. The recognition of the gain from the repurchase of a portion of our Term Loan at a discount. See Item 8, "Financial Statements and Supplementary Data —Note 9, Debt, Net" for additional information.

Loss on extinguishment of related-party debt. The recognition of the unamortized portion of the loan fees upon settlement of our related party debt and restructuring of a portion of the cash consideration held back in connection with our CouponFollow acquisition which was converted into a Promissory Note.

Change in fair value of warrant liabilities. The mark to market of our liability-classified Warrants.

Income tax benefit

During 2023 and through July 31, 2024, we were the sole managing member of S1 Holdco and, as a result, consolidate the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

As of August 1, 2024, we are the sole managing member of System1 Holdings and, as a result, consolidate the financial results of System1 Holdings. System1 Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, System1 Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by System1 Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of System1 Holdings, as well as any stand-alone income or loss generated by us.

Results of Operations
The following table sets forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands).

	December 31, 2024	Percentage of Revenue	December 31, 2023	Percentage of Revenue
Revenue	$343,925	100%	$401,971	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	191,561	56%	248,745	62%
Salaries and benefits	113,512	33%	106,505	26%
Selling, general, and administrative	47,346	14%	54,307	14%
Depreciation and amortization	80,107	23%	78,403	20%
Total operating expenses	432,526	126%	487,960	121%
Operating loss	(88,601)	(26)%	(85,989)	(21)%
Other expense (income):
Interest expense, net	31,562	9%	48,745	12%
Gain on extinguishment of debt	(20,109)	(6)%	—	—%
Loss on extinguishment of related-party debt	—	—%	2,004	—%
Change in fair value of warrant liabilities	(2,386)	(1)%	(5,109)	(1)%
Total other expense, net	9,067	3%	45,640	11%
Loss before income tax	(97,668)	(28)%	(131,629)	(33)%
Income tax benefit	(370)	—%	(20,371)	(5)%
Net loss from continuing operations	(97,298)	(28)%	(111,258)	(28)%
Net loss from discontinued operations, net of tax	—	—%	(174,327)	(43)%
Net loss	(97,298)	(28)%	(285,585)	(71)%
Less: Net loss from continuing operations attributable to non-controlling interest	(22,625)	(7)%	(25,531)	(6)%
Less: Net loss from discontinued operations attributable to non-controlling interest	—	—%	(32,833)	(8)%
Net loss attributable to System1, Inc.	$(74,673)	(22)%	$(227,221)	(57)%

* Percentages may not sum due to rounding

Revenue and Cost Metrics

The key non-financial performance metrics we use to evaluate our business, track the effectiveness of our operations and measure our performance are total advertising spend, number of Owned & Operated Advertising sessions ("O&O sessions"), number of Partner Network sessions ("Network sessions"), Owned & Operated Advertising revenue-per-session ("O&O RPS"), Owned & Operated Advertising cost-per-session ("O&O CPS") and Partner Network revenue-per-session ("Network RPS") to track our operations.

We define total advertising spend as the amount of advertising that is spent by us to acquire traffic to our owned and operated websites. We believe total advertising spend is a relevant measure to gauge the effectiveness of our Company to deploy capital to acquire monetizable traffic to our Owned & Operated websites, which is a key driver of our Owned & Operated reportable segment.

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

Revenue

The following table presents our revenue by reportable segment (in thousands):

	For The Year Ended December 31,		Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$281,930	$328,934	$(47,004)	(14)%
Partner Network	61,995	73,037	(11,042)	(15)%
Total revenue	$343,925	$401,971	$(58,046)	(14)%

Owned and Operated Advertising

Owned and Operated Advertising revenue decreased by $47.0 million, or 14% compared to the prior comparative period, primarily due to a decreased supply of consumer sessions available to be acquired on certain marketing channels. For the year ended December 31, 2024, compared to the prior comparative period, O&O sessions increased 3,355 million to 7,183 million from 3,828 million and O&O RPS decreased by approximately $0.05 from $0.09 to $0.04. The declines in O&O RPS were primarily related to a mix shift to lower revenue per share ("RPS") traffic.

Partner Network

Partner Network revenue decreased $11.0 million, or 15%, compared to the prior comparative period impacted by instability experienced in the Advertising Partner ecosystem generally starting in the fourth quarter of 2023. For the year ended December 31, 2024, compared to prior year, sessions increased 4,487 million to 7,777 million from 3,290 million, and Network RPS decreased by approximately $0.01 to $0.01 from $0.02. The declines in Network RPS are primarily due to a mix shift to lower RPS traffic.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased $57.2 million, or 23%, primarily due to a decrease of $47.5 million in our Owned & Operated reportable segment, which was directionally consistent with the decrease in revenue. For the year ended December 31, 2024, compared to prior year, our O&O CPS decreased $0.04 to $0.02 from $0.06.

Our chief operating decision maker measures and evaluates reportable segments based on segment operating revenue and adjusted gross profit. We define and calculate adjusted gross profit as revenue less advertising expense incurred to acquire users. The remaining cost of revenue consists of non-advertising expenses such as set-up costs, royalties and fees. We exclude the following items from segment adjusted gross profit: depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments.

The following table presents our adjusted gross profit by reportable segment (in thousands):

	For The Year Ended December 31,		Change
	2024	2023	($)	(%)
Owned and Operated Advertising	$108,209	$107,696	$513	—%
Partner Network	51,859	53,420	(1,561)	(3)%
Total adjusted gross profit	$160,068	$161,116	$(1,048)	(1)%

See the Revenue and Cost of revenue (excluding depreciation and amortization) discussions above.

Salaries and benefits

Salaries and benefits expense increased $7.0 million, or 7% compared to the prior comparative period. The increase was primarily due to $17.8 million in CouponFollow share-based compensation expense and $0.9 million in Stock Appreciation Rights ("SARs") Tranche I awards. This was partially offset by a $7.8 million decrease in stock-based compensation due to Replacement Awards fully vesting and a $3.5 million decrease in payroll-related expenses due to a reduction in workforce between the comparative periods.

Selling, general, and administrative

Selling, general, and administrative expense decreased $7.0 million, or 13% compared to the prior comparative period. The decrease was primarily due to a $6.8 million decrease in advisory and consulting fees and a decline in bad debt expense of $2.3 million. This decrease was partially offset by a $2.5 million increase due to a class action complaint settlement. See Item 8, "Financial Statements and Supplementary Data — Note 8, Commitments and Contingencies" for additional information regarding the class action complaint settlement.

Depreciation and amortization

Depreciation and amortization expense increased $1.7 million, or 2% compared to the prior comparative period primarily due to increased amortization for our continued investment in internally developed software.

Interest expense, net

Interest expense, net decreased $17.2 million, or 35%, compared to the prior comparative period primarily due to a lower outstanding debt balance as we repurchased and repaid a portion of our Term loan balance.

Gain on extinguishment of debt

Gain on extinguishment of debt increased $20.1 million compared to the prior comparative period due to the repurchase of our principal debt balances via a Dutch auction and direct buy backs.

Loss on extinguishment of related-party debt

Loss on extinguishment of related-party debt decreased $2.0 million compared to the prior comparative period due to the recognition of the unamortized portion of the loan fees upon settlement of our related party debt and restructuring of a portion of the cash consideration held back in connection with our CouponFollow acquisition which was converted into a Promissory Note, in the prior period.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities decreased $2.7 million, or 53% compared to the prior comparative period. The decrease is due to the $2.4 million fair value remeasurement of our warrant liabilities during the current period. Fair value fluctuations are driven by the market value of our public warrants.

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

Net loss from discontinued operations, net of tax

Net loss from discontinued operations, net of tax is comprised of the net loss from discontinued operations, net of tax and only includes direct operating expenses incurred that: (1) are clearly identifiable as costs being disposed of upon completion of the sale, and (2) will not be continued by us on an ongoing basis, goodwill impairment charge, final loss on sale and the results of operations of our subscription business segment, which was sold on November 30, 2023.

Indirect expenses which supported our subscription business, and which remained as part of the continuing operations following the sale are not reflected in loss from discontinued operations, net of tax.

Liquidity and Capital Resources

We expect existing cash and cash equivalents and cash flows from operating and financing activities to continue to be sufficient to fund our operating and cash commitments for investing and financing activities for at least the next twelve months. Our principal sources of liquidity have historically been from cash received in the Merger, indebtedness available under our credit facilities, other indebtedness, sale of our Protected business segment, and cash flows from operations. Our principal sources of liquidity are expected to be from cash on hand and cash flows from operating and financing activities. Our ability to fund future operating expenses and capital expenditures, and our ability to meet our future debt service obligations, will depend on our ability to execute on our operational strategy and may be affected by our profitability, as well as general economic, financial and other factors which are beyond our control.

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

As of December 31, 2024, we had unrestricted cash and cash equivalents of $63.6 million and $50.0 million available to borrow on our 2022 Revolving Facility. For the year ended December 31, 2024, we had cash outflows of $75.5 million. The principal drivers of our cash outflows were $61.8 million repayment of our Term Loan, $6.2 million of capitalized software development costs and $5.3 million related to net change in operations and working capital.

Our revenue is dependent on two key Advertising Partners, which are Google and Microsoft. See our concentration with customers discussion at Item 8 "Financial Statements and supplementary data — Note 14, Segment Reporting" for additional information.

Credit Facilities

Term Loan

In connection with the Merger, we entered into a new loan ("Term Loan") and revolving facility ("2022 Revolving Facility" and, together with the Term Loan "Credit Agreement") with Bank of America, N.A. as administrative agent, on January 27, 2022, providing for a 5.5 year Term Loan with an initial principal balance of $400.0 million. A portion of the net proceeds of $376.0 million were used by us to settle the outstanding debt of $172.0 million with Cerberus Business Finance, LLC. The 2022 Revolving Facility provided borrowing availability of up to $50.0 million. As of December 31, 2024, there was no balance outstanding on the 2022 Revolving Facility and principal of $280.1 million was outstanding on the Term Loan. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in 2027.

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

The 2022 Revolving Facility matures in January 2027, and accordingly, it is classified within long-term debt, net on the consolidated balance sheet. The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. In March 2022, we borrowed $49.0 million under our 2022 Revolving Facility, to fund a portion of the purchase price related to the CouponFollow acquisition. In October 2022, we borrowed the remaining $1.0 million available. In December 2023, we repaid the full $50 million that was outstanding. During 2024 we did not have any borrowings from the 2022 Revolving Facility and at December 31, 2024, there was no outstanding balance.

We have been able to and expect to be able to continue to make the required payments of principal and interest on the Credit Agreement (as and when due) on a timely basis.

During 2024, we completed the repurchase of $64.9 million in principal amount of our Term Loan for an aggregate purchase price of $41.6 million (at discount of 64.1% of its par value). Following the repurchases on January 17, 2024 and April 30, 2024, the outstanding principal amount of the Term Loan was $301.3 million and $295.0 million, respectively. We used available cash on hand to fund the repurchase.

2023 Revolving Note

On April 10, 2023, we entered into a $20.0 million Revolving Note ("2023 Revolving Note") with trusts established for the benefit of our co-founders ("Lenders"). Each Lender provided a $10.0 million commitment for an aggregate principal of $20.0 million under the 2023 Revolving Note.

Any borrowed loan amounts outstanding under the 2023 Revolving Note accrue interest at the rate of SOFR plus 3.15%. The maturity date under the 2023 Revolving Note is July 10, 2024 ("Maturity Date") with automatic three-month extensions, unless we or any Lender provides written notice of our election not to extend the 2023 Revolving Note, unless there is an event of default that is then continuing as the time of such extension. The Lenders are also entitled to (i) an unused commitment fee equal to 1.0% per annum of the actual daily amount of total unfunded commitments under the 2023 Revolving Note during the period from the closing date to the maturity date, payable quarterly in arrears and (ii) a closing loan fee equal to 12.0% of each Lender's commitment under the

2023 Revolving Note, or $2.4 million in total. The closing loan fee was originally payable within 180 days of April 10, 2023, but which payment was subsequently extended to November 30, 2023. The full amount of $2.4 million closing loan fee was paid as of December 31, 2023. Further, this closing loan fee was capitalized in prepaid and other current assets, and amortized on a straight-line basis through the Maturity Date. As of December 31, 2023 there was no balance outstanding on the 2023 Revolver Note, and we terminated the 2023 Revolver Note.

Senior Unsecured Promissory Note

On September 6, 2023, we entered into a $5.2 million Senior Unsecured Promissory Note (the "Promissory Note") with the CouponFollow seller and an employee of ours ("Lender"), in order to convert the amount owed to him as a result of the acquisition of CouponFollow into a loan to us (the "Loan"). The amount of the Loan was equal to the amount of the Holdback liability of $5.2 million owed to the Lender.

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

Term Note

On October 6, 2023, we entered into a $2.5 million Term Loan Note ("Term Note") with Openmail2, LLC ("Term Lender"), which is principally owned and managed by trusts established for the benefit of our co-founders.

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

Secured Facility

On October 6, 2023, Protected, our indirect wholly-owned subsidiary at the time, entered into a Secured Facility Agreement providing for a $10.0 million term loan ("Secured Facility") with a subsidiary of JDI ("Secured Lender"), one of our significant shareholders, which is principally owned and managed by certain members of the Protected management team. Pursuant to the Secured Facility, the Secured Lender provided a $10.0 million commitment to Protected, which amount was (i) drawn down in full on the closing date and (ii) secured by the assets of Protected pursuant to a deed granted in favor of the Secured Lender pursuant to a Debenture between Protected and the Secured Lender, dated October 6, 2023.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Net cash used in operating activities	$(5,255)	$(24,742)
Net cash (used in) provided by investing activities	$(6,255)	$203,179
Net cash used in financing activities	$(63,961)	$(74,072)

Operating Activities

Our cash flows from operating activities are primarily impacted by growth in our operations, timing of collections from our partners and related payments to our suppliers for advertising inventory and data. We typically pay suppliers in advance of collections from our clients and our collection and payment cycles can vary from period to period. In addition, seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

In the year ended December 31, 2024, cash used in operating activities of $5.3 million resulted primarily from a net loss of $97.3 million, offset by $95.0 million of non-cash items, comprised of $80.1 million depreciation and amortization expense, $15.8 million stock based compensation expense, $17.9 million shared based compensation liability expense and $20.1 million gain on extinguishment of debt. Net cash used for working capital was $2.9 million

In the year ended December 31, 2023, cash provided by operating activities of $24.7 million resulted primarily from a net loss of $285.6 million, payment of long term earnout liabilities of $20.0 million, a decrease in accrued expenses and other current liabilities of $19.4 million and a noncash tax benefit of $22.3 million. This was partially offset by noncash items including an impairment of goodwill of $115.5 million, depreciation and amortization expense of $105.2 million , and stock-based compensation expense of $53.1 million and a decrease in accounts receivable of $20.9 million and an increase in deferred revenue of $15.3 million.

Investing Activities

In the year ended December 31, 2024, cash used in investing activities of $6.3 million resulted primarily from capitalization of software development costs.

In the year ended December 31, 2023, cash provided by investing activities of $203.2 million resulted primarily from proceeds from the sale of our Protected business segment on November 30, 2023.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our indebtedness under our credit facilities and redemptions of our Class A common stock.

In the year ended December 31, 2024, cash used in financing activities of $64.0 million resulted primarily from repayment of principal and interest on the Term Loan.

In the year ended December 31, 2023, cash used in financing activities of $74.1 million resulted primarily from repayment of the 2022 Revolving Facility of $50.0 million and repayment of our Term Loan of $20.0 million.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2021, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of December 31, 2024, we remain contractually obligated to spend a remaining $6.2 million towards this commitment.

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

Goodwill

We perform annual impairment testing on goodwill in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. We have the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than the carrying amount, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

The fair values of our reporting units are computed through weighting a discounted cash flow model and a reference transaction model which include inputs developed using both internal and market-based data. The key assumptions in a discounted cash flow model include, but are not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflects the increases in market interest rates. The reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in these models include, but are not limited to, the selection of comparable transactions, revenue and "EBITDA" is defined as net income or loss before results from discontinued operations, interest, income tax expense or benefit, and depreciation and amortization multiples and EBITDA margins from those transactions. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

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

Income Taxes

We are the sole managing member of System1 Holdings and, as a result, consolidate the financial results of System1 Holdings. System1 Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, System1 Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by System1 Holdings is passed through to and included in the taxable income or loss of our members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of System1 Holdings, as well as any stand-alone income or loss generated by us. Various of our subsidiaries are subject to income tax in the United States and in other countries.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities ("DTAs" and "DTLs", as applicable) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of operations. If we determine that we would not be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would increase the provision for income taxes.

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

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, see Item 8, "Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies".

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We have operations within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Term Loan and 2022 Revolving Facility, both of which accrue interest at a variable rate. The interest rate on our Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. As of December 31, 2024, $280.1 million was outstanding on our Term Loan. We have not used any derivative financial instruments to manage our interest rate risk exposure with respect to our Term Loan. As of December 31, 2024, a hypothetical one percentage point increase or decrease in the variable interest rate of our Term Loan and our 2022 Revolving Facility would result in a corresponding increase or decrease in interest expense of approximately $2.8 million annually. The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. As of December 31, 2024, we had $50.0 million available on the 2022 Revolving Facility.

Foreign Currency Exchange Rate Risk

The majority of our revenue is denominated in U.S. dollars; however, we do own assets, incur liabilities, earn revenue and pay expenses, in countries using currencies other than the U.S. dollar, primarily the Canadian dollar and Euro. Because our consolidated financial statements are presented in U.S. dollars, we must translate assets and liabilities as well as revenue, income and expenses, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our balance sheet, statements of operations and statement of cash flows. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. We generally do not mitigate the risks associated with fluctuating exchange rates because we typically incur expenses and generate revenue in these currencies and the cumulative impact of these foreign exchange fluctuations are not deemed material to our financial performance.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of System1, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of System1, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
Los Angeles, California
March 10, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of System1, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of System1, Inc. and its subsidiaries (the "Company") as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2024

We served as the Company's auditor from 2020 to 2024.

System1, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$63,607	$135,343
Restricted cash, current	3,970	3,813
Accounts receivable, net	62,916	56,093
Prepaid expenses and other current assets	3,984	6,754
Total current assets	134,477	202,003
Restricted cash, non-current	371	4,294
Property and equipment, net	2,104	3,084
Internal-use software development costs, net	14,436	11,425
Intangible assets, net	222,341	297,001
Goodwill	82,407	82,407
Operating lease right-of-use assets	2,644	4,732
Other non-current assets	349	524
Total assets	$459,129	$605,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,401	$9,499
Accrued expenses and other current liabilities	76,200	59,314
Operating lease liabilities, current	2,089	2,333
Debt, net	16,405	15,271
Total current liabilities	105,095	86,417
Operating lease liabilities, non-current	1,365	3,582
Long-term debt, net	255,118	334,232
Warrant liability	302	2,688
Deferred tax liability	6,199	8,307
Other non-current liabilities	6,054	929
Total liabilities	374,133	436,155
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock - $0.0001 par value; 500,000 shares authorized, 73,653 and 65,855 Class A shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	7
Class C common stock - $0.0001 par value; 25,000 shares authorized, 18,704 and 21,513 Class C shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	863,033	843,112
Accumulated deficit	(782,335)	(707,662)
Accumulated other comprehensive loss	(443)	(181)
Total stockholders' equity attributable to System1, Inc.	80,264	135,278
Non-controlling interest	4,732	34,037
Total stockholders' equity	84,996	169,315
Total liabilities and stockholders' equity	$459,129	$605,470
The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share amounts)

	For the Year Ended
	December 31, 2024	December 31, 2023
Revenue	$343,925	$401,971
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	191,561	248,745
Salaries and benefits	113,512	106,505
Selling, general, and administrative	47,346	54,307
Depreciation and amortization	80,107	78,403
Total operating expenses	432,526	487,960
Operating loss	(88,601)	(85,989)
Other expense (income):
Interest expense, net	31,562	48,745
Gain on extinguishment of debt	(20,109)	—
Loss on extinguishment of related-party debt	—	2,004
Change in fair value of warrant liabilities	(2,386)	(5,109)
Total other expense, net	9,067	45,640
Loss before income tax	(97,668)	(131,629)
Income tax benefit	(370)	(20,371)
Net loss from continuing operations	(97,298)	(111,258)
Net loss from discontinued operations, net of tax	—	(174,327)
Net loss	(97,298)	(285,585)
Less: Net loss from continuing operations attributable to non-controlling interest	(22,625)	(25,531)
Less: Net loss from discontinued operations attributable to non-controlling interest	—	(32,833)
Net loss attributable to System1, Inc.	$(74,673)	$(227,221)

Amounts attributable to System1, Inc.:
Net loss from continuing operations	$(74,673)	$(85,727)
Net loss from discontinued operations	—	(141,494)
Net loss attributable to System1, Inc.	$(74,673)	$(227,221)

Basic and diluted net loss per share:
Continuing operations	$(1.07)	$(0.94)
Discontinued operations	—	(1.54)
Basic and diluted net loss per share	$(1.07)	$(2.48)

Weighted average number of shares outstanding - basic and diluted	69,554	91,454

The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	For the Year Ended
	December 31, 2024	December 31, 2023
Net loss	$(97,298)	$(285,585)
Other comprehensive (loss) income
Foreign currency translation (loss) income	(500)	35
Comprehensive loss	(97,798)	(285,550)
Comprehensive loss attributable to non-controlling interest	(22,863)	(58,364)
Comprehensive loss attributable to System1, Inc.	$(74,935)	$(227,186)

The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Class A common stock		Class C common stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders’Equity
Balance at December 31, 2022	91,674	$9	21,747	$2	$831,566	$(439,296)	$(260)	$78,650	$470,671
Net loss	—	—	—	—	—	(227,221)		(58,364)	(285,585)
Cumulative-effect of adoption of ASU 2016-13	—	—	—	—	—	(327)	—	—	(327)
Issuance of common stock in connection with settlement of incentive plan	407	—	—	—	1,818	—	—	(160)	1,658
Conversion of Class C shares to Class A shares	234	—	(234)	—	1,048	—	—	(1,048)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	286	—	—	—	286
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	2,615	1	—	—	(1,108)	—	—	(1,011)	(2,118)
Common stock cancelled in connection with disposition of business	(29,075)	(3)	—	—	(13,570)	(40,818)	—	13,571	(40,820)
Other comprehensive income (loss)	—	—	—	—	—	—	79	(44)	35
Stock-based compensation	—	—	—	—	23,072	—	—	2,540	25,612
Distribution to members	—	—	—	—	—	—	—	(97)	(97)
Balance at December 31, 2023	65,855	$7	21,513	$2	$843,112	$(707,662)	$(181)	$34,037	$169,315
Net loss	—	—	—	—	—	(74,673)	—	(22,625)	(97,298)
Issuance of common stock in connection with settlement of incentive plan	970	—	—	—	2,464	—	—	(757)	1,707
Conversion of Class C shares to Class A shares	2,809	—	(2,809)	—	3,291	—	—	(3,291)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(4,502)	—	—	—	(4,502)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	3,551	—	—	—	1,583	—	—	(2,630)	(1,047)
Issuance of restricted stock for vested replacement awards	468	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(262)	(238)	(500)
Stock-based compensation	—	—	—	—	17,085	—	—	263	17,348
Distribution to members	—	—	—	—	—	—	—	(27)	(27)
Balance at December 31, 2024	73,653	$7	18,704	$2	$863,033	$(782,335)	$(443)	$4,732	$84,996

The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net loss	$(97,298)	$(285,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,107	105,208
Stock-based compensation	15,763	53,085
Impairment of goodwill	—	115,483
Shared-based compensation liabilities	17,949	—
Impairment of assets held for sale	—	3,276
Loss on sale of business	—	4,247
Amortization of debt issuance costs	3,914	6,418
Noncash lease expense	1,991	1,680
Change in fair value of warrant liabilities	(2,386)	(5,109)
Deferred tax benefits	(2,103)	(22,330)
Gain on extinguishment of debt	(20,109)	—
Loss on extinguishment of related-party debt	—	2,004
Other, net	(161)	2,042
Changes in operating assets and liabilities
Accounts receivable	(6,802)	20,857
Prepaid expenses and other current assets	2,846	5,207
Accounts payable	903	(6,796)
Accrued expenses and other current liabilities	1,992	(19,438)
Deferred revenue	(364)	15,273
Long-term earnout liabilities	—	(20,000)
Other non-current liabilities	(1,497)	(264)
Net cash used in operating activities	(5,255)	(24,742)
Cash Flows from Investing Activities
Purchases of property and equipment	(31)	(2,353)
Capitalized software development costs	(6,224)	(5,607)
Proceeds from sale of business, net of cash sold	—	211,139
Net cash (used in) provided by investing activities	(6,255)	203,179
Cash Flows from Financing Activities
Proceeds from related-party loan, net of lender fees	—	11,278
Repayments of related party loan, inclusive of lender fees	—	(2,699)
Proceeds from 2023 Revolving Note	—	64,000
Repayment of 2023 Revolving Note, inclusive of lender fees	—	(66,400)
Repayment of Term Loan	(61,786)	(20,000)
Repayment of 2022 Revolving Facility	—	(50,000)
Payment of acquisition holdback	—	(1,935)
Payment of promissory note	—	(5,156)
Taxes paid related to net settlement of stock awards	(2,148)	(3,063)
Distributions to members, net of contributions	(27)	(97)
Net cash used in financing activities	(63,961)	(74,072)

Effect of exchange rate changes in cash, cash equivalent and restricted cash	(31)	10
Net (decrease) increase in cash, cash equivalents and restricted cash	(75,502)	104,375
Cash and cash equivalents and restricted cash, beginning of the period	143,450	39,075
Cash and cash equivalents and restricted cash, end of the period	$67,948	$143,450
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$63,607	$135,343
Restricted cash	4,341	8,107
Total cash, cash equivalents and restricted cash	$67,948	$143,450

Supplemental cash flow information:
Cash (refunds) paid for income taxes	$(1,617)	$7,102
Cash paid for interest	$30,677	$42,875
Cash paid for operating lease liabilities	$2,583	$2,141
Stock-based compensation included in capitalized software development costs	$1,382	$2,008
Settlement of incentive plan through issuance of common stock	$1,707	$1,658
Restructuring of holdback liability to promissory note	$—	$5,156

The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.Organization and Description of Business

System1, Inc. and subsidiaries (the "Company", "we", "our" or "us") operate an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform ("RAMP"). Operating seamlessly across major advertising networks and advertising category verticals to acquire end-users, RAMP allows us to monetize such end users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). RAMP operates across our network of owned and operated websites and related products, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Meta, Outbrain, and TikTok. RAMP also allows third party advertising platforms and publishers ("Network Partners"), to send user traffic to, and monetize end user traffic on, our owned and operated websites or through our monetization agreements.

Our primary operations are in the United States, and we also have operations in Canada and the Netherlands. Operations outside the United States are subject to risks inherent in operating under different legal systems, as well as various political and economic environments. Among these risks are changes in existing tax laws, changes in the regulatory framework in foreign jurisdictions, data privacy laws, possible limitations on foreign investment and income repatriation, government foreign exchange controls, exposure to currency exchange fluctuations and employment laws impacting foreign employees. We do not engage in hedging activities to mitigate our exposure to fluctuations in foreign currency exchange rates.

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

We, through Total Security Limited, formerly known as Protected.net Group Limited ("Protected"), also provided antivirus software solutions, offering customers a single packaged solution that provides protection and reporting to the end user. On November 30, 2023, we completed the sale of Protected, including our antivirus and consumer privacy software solutions, pursuant to the terms of a share purchase agreement ("Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, Just Develop It Limited ("JDI"), one of our significant shareholders, which is principally owned and managed by certain members of the Protected management team ("Purchasing Parties"), acquired all of the outstanding preference and ordinary shares ("Protected Disposition") of Protected for total consideration comprised: (a) $240.0 million in cash, subject to certain adjustments, (b) the return and subsequent cancellation of approximately 29.1 million shares of our Class A common stock, par value $0.0001 per share, owned by the Purchasing Parties and (c) confirmation from JDI, Protected and the Protected CEO that the financial performance benchmarks related to certain contingent earnout payments (the "Protected Incentive Plan") based on the future performance of Protected’s business in an aggregate amount of up to $60.0 million contemplated by the Business Combination Agreement related to the Merger, will, as a result of the Protected Disposition, no longer be achievable.

The results of operations of our Protected business prior to its sale are presented as net loss from discontinued operations in our consolidated statements of operations for all periods presented (see Note 17, Discontinued Operations).

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

associated with our owned and operated products businesses, which include CouponFollow, Startpage and Mapquest, and (c) S1 Holdco holds our remaining assets and business operations associated with our digital advertising businesses, including our proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

We have two reportable segments: Owned and Operated Advertising and Partner Network (see Note 14, Segment Reporting).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of System1, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Risks

We are subject to certain business and operational risks, including competition from alternative technologies, as well as dependence on key Advertising Partners, key employees, key contracts, and growth to achieve our business and operational objectives.

We recorded revenue of $6.6 million from an Advertising Partner and an estimated contra revenue liability of $5.8 million for the year ended December 31, 2024, due to certain Network Partners related to traffic sent to our platform by those Network Partners that generated search advertising revenue. We have currently withheld payment to the impacted Network Partners pending our comprehensive ongoing review of whether such traffic generating the search advertising revenue was valid or otherwise complied with the terms of our commercial arrangements with such Network Partners. For any traffic determined to be either invalid or not in compliance with such commercial arrangements, the corresponding amounts may be withheld from our Network Partners as a result of such violations and, in such cases, would be recognized as revenue in the period in which such final determinations are made.

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

Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, valuation of goodwill, intangible assets and long-lived assets, valuation and recognition of stock-based compensation awards and income taxes. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Restricted Cash

Restricted cash as of December 31, 2024 and December 31, 2023 primarily related to; (i) cash collateralized letter of credit we maintain in connection with our corporate office lease, (ii) escrow account related to unvested equity awards as of the closing of the Merger that will be cash settled and (iii) escrow account related to the postcombination compensation arrangement related to the CouponFollow acquisition.

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

Internal-Use Software Development Costs, Net

Internal-use software development costs are stated at cost, less accumulated amortization. We capitalize certain internal-use software development costs associated with creating and enhancing internally developed software related to our technology infrastructure, including continuing to develop and deploy our RAMP platform. Deployment activities focus on enhancement of our customer acquisition capabilities, including website enhancements and tools for marketing support, and upgrades of dashboards and reporting tools. These costs are comprised of personnel costs, which include salaries, bonuses, stock-based compensation and employee benefits’ expenses for employees who are directly associated with, and who devote significant time to, software projects, as well as services consumed in developing or obtaining the software. Internal-use software development costs that do not meet the qualification for capitalization are expensed as incurred, and are recorded in salaries and benefits expense on the consolidated statement of operations.

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

Internal-use software development costs are amortized using a straight-line method over an estimated useful life of three years, commencing when the software is ready for our intended use, which approximates the period over which the expected benefits will be derived. We do not transfer ownership of our software or lease our software to third parties.

Intangible Assets, Net

Intangible assets primarily consist of acquired technology, customer relationships and trademarks and trade names. We determine the appropriate useful life based on management’s estimate of the applicable intangible asset’s remaining economic useful life at the time of acquisition. Intangible assets are generally amortized over their estimated economic useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. The fair value of the intangible assets acquired in a business combination are determined as follows; (i) trademarks using the relief from royalty method under the income-based approach. Key assumptions include forecasted revenue, an estimated royalty rate applicable to the trademarks, and a discount rate; (ii) customer relationships using an excess-earnings method utilizing distributor inputs. Key assumptions include customer attrition rate, revenue growth rate, existing customer revenue, deferred revenue, and a discount rate; and (iii) technology using the excess-earnings method. Key assumptions include forecasted revenue, technology migration rate and a discount rate.

The estimated useful lives of our intangible assets are as follows (in years):

Developed technology	4
Customer relationships	3	-	5
Trademarks and trade names	10
Other intangibles	4

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used; significant adverse changes in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of our previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We assess recoverability of our long-lived assets by determining whether the carrying amount of the asset group can be recovered through projected undiscounted cash flows over their remaining useful lives inclusive of an estimated residual value. If the carrying amount of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the estimated fair value. An impairment loss is recognized in the statement of operations in the period in which management determines such impairment has occurred. See Note 4, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net.

Goodwill

We perform annual impairment testing on goodwill in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate the carrying amount of a reporting unit may exceed its fair value. We have the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount; or to perform a quantitative goodwill impairment test.

The fair values of our reporting units are determined by weighting a discounted cash flow model and a reference transaction model which include inputs developed using both internal and market-based data, or in a disposal transaction based on the best indicator of fair value which might include the proceeds to be received upon sale. Our key assumptions in the discounted cash flow model included, but are not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflect the increases in market interest rates. Our reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in this model include, but are not limited to, the selection of comparable transactions, and the revenue and EBITDA multiples and EBITDA margins from those transactions. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

We completed a quantitative assessment of our Partner Network reporting unit, the only reporting unit with goodwill, and determined it is not more likely than not that the fair value of the reporting unit is less than the carrying amount for fiscal year 2024. See Note 4, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net. For our discontinued operations impairments in fiscal year 2023 see Note 17, Discontinued Operations.

Discontinued Operations

We present discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results of discontinued operations are reported in net income from discontinued operations in the consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale which also meets the criteria for discontinued operations are segregated in the consolidated balance sheets for the current and prior periods presented. See Note 17, Discontinued Operations.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities, current and operating lease liabilities, non-current in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other non-current liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Warrant Liability

We account for Public Warrants ("Warrants") as liabilities measured at fair value each balance sheet date, with changes in fair value recorded in Change in fair value of warrant liabilities in the consolidated statements of operations. See Note 11, Warrants and Note 12, Fair Value Measurement.

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

Financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and warrant liabilities. Cash equivalents and restricted cash are stated at fair value on a recurring basis. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. As of December 31, 2024 and 2023, our outstanding debt included a Term Loan, for which fair value was estimated using an observable market quotation (Level 2).

Our liabilities measured at fair value relate to the Warrant liabilities (Level 1) and share-based liabilities (Level 3).

Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. We determine the fair value by applying Level 3 unobservable inputs.

Foreign Currency

The functional currency of our wholly-owned subsidiaries is the currency of the primary economic environment in which they operate. Assets and liabilities are translated into U.S. dollars, our reporting currency, using exchange rates prevailing at the balance sheet date, while revenue and expenses are translated at average exchange rates during the year. Gains and losses resulting from the translation of our consolidated balance sheets are recorded as a component of accumulated other comprehensive (loss) income. Foreign currency transaction gains and losses are recorded in Total other expense, net on our consolidated statement of operations.

Non-Controlling Interest

We report a non-controlling interest representing the economic interest in System1 Holdings held by certain individuals and entities other than us. The non-controlling interest is comprised of certain selling equity holders of System1 Holdings that retained an economic interest through their ownership of Class B units in System1 Holdings, along with the same number of corresponding shares of Class C common stock in us. The non-controlling interest holders may, from time to time, require us to convert all or a portion of their economic interest via a redemption of their Class B units in System1 Holdings together with surrendering their corresponding shares of Class C common stock in us in exchange for shares of Class A common stock on a one-for-one basis. Upon the redemption of Class B Units, our Board of Directors may also elect to settle the non-controlling interest holder's Class B units in cash. We are required to maintain a one-to-one ratio of Class A common stock outstanding to our Class A units in System1 Holdings and Class C common stock to the non-controlling interest’s Class B units. As redemptions occur or other transactions result in the issuance or retirement of a share of Class A common stock, System1 Holdings is required to issue or retire a Class A unit in System1 Holdings to maintain in parity with the corresponding number of outstanding shares of Class A common stock. These transactions may result in a change in the total number of units outstanding in System1 Holdings and/or a change in the percentage that we own of System1 Holdings. As a result, any change in ownership that does not result in a change of control is accounted for as an equity transaction and we adjust for the re-allocation of equity between us and our non-controlling interest.

The following table summarizes the ownership interest in System1 Holdings as of December 31, 2024, based on shares issued and outstanding.

	Units (in thousands)	Ownership Percentage
Class A units of S1 Holdings	73,675	79.8%
Class B units of S1 Holdings	18,695	20.2%

Revenue Recognition

We recognize revenue when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We determine revenue recognition through the following steps; (i) Identification of a contract with a customer, (ii) Identification of the performance obligations in the contract, (iii) Determination of the transaction price, (iv) Allocation of the transaction price to the performance obligations in the contract, and (v) Recognition of revenue when or as the performance obligations are satisfied. Revenue recognized from performance obligations satisfied in prior periods is immaterial.

Advertising

We earn revenue by directly acquiring traffic to our owned and operated websites and utilizing our RAMP platform and additional services to monetize end-users for our Advertising Partners. For this revenue stream, we have a single performance obligation and have determined that we are the principal in the transaction. Revenue is reported on a gross basis for the amounts received from Advertising Partners. We are the principal since we direct the use of our owned and operated websites, and as such have risk of loss on the user-traffic that we are acquiring for monetization with our Advertising Partners. Additionally, we maintain the website, provide the content and bear the cost and risk of loss associated with the digital online inventory available on our website.

Revenue is also earned from revenue-sharing arrangements with our Network Partners related to the use of our RAMP platform and additional services in order to facilitate the placement of advertising by our Advertising Partners in the Network Partners digital online inventory. For this revenue stream, we have a single performance obligation and have determined that we are the agent in these transaction. Revenue is reported on a net basis, because our network partner runs the campaign to acquire user-traffic, including managing traffic acquisition cost. We report the revenue generated under our revenue-sharing arrangements on a net basis, based on the difference between amounts received by us from our Advertising Partners, less amounts remitted to the Network Partners based on the underlying revenue-sharing agreements.

Revenue may fluctuate from period to period due to a number of factors including seasonality and the shift in mix of user acquisition sources from Advertising Partners.

We recognize revenue as we deliver user-traffic to our Advertising Partners based on a cost-per-click or cost-per-thousand impression basis.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of fees for professional and subscription services, occupancy costs, travel and entertainment. These costs are expensed as incurred.

Depreciation and Amortization

Depreciation and amortization expenses are primarily attributable to our capital investments and consist of property and equipment depreciation and amortization of intangible assets with finite lives.

Stock-Based Compensation

Stock based compensation expense is recognized in salaries and benefits expenses on our consolidated statement of operations.

Restricted Stock Units

For awards granted, the fair value of the related restricted stock units is derived from the market price of our Class A common stock, which is traded on the NYSE. As these awards are subject only to time-based service conditions, we recognize compensation expense for these awards on a straight-line basis over the requisite service period for each award, generally three years, and recognize forfeitures as they occur.

Replacement Awards

Pursuant to the Merger, we were required to replace certain profits interests awards, the value creation units ("VCU") and Class F Units ("F Units"), with a combination of a restricted stock unit ("RSU") in our shares and a cash award (collectively, "Replacement Awards"). The fair value of the Replacement Awards was derived utilizing the transaction closing price of $10.00. The Merger triggered a liquidating event, therefore, the portion of the Replacement Awards issued in connection with the Merger that was associated with services rendered through the date of the Merger was included in the total consideration transferred, with the exception of the unvested awards subject to service vesting conditions where the service condition had not been completed. With regards to the remaining unvested portion of the Replacement Awards, we continue to recognize compensation expense on a straight-line basis over the original requisite service period and recognize forfeitures as they occur. For Replacement Awards forfeited prior to vesting, we recognize accelerated compensation expense for the remaining unvested shares and unpaid cash amount, as the shares of our common stock become issuable and the cash amount becomes payable to the previous investors immediately upon forfeiture.

Share-based Liability Awards

In connection with the acquisition of CouponFollow we effected an incentive plan for eligible recipients. See Note 6, Accrued Expenses and Other Current Liabilities.

We recognize compensation cost for these share-based liability awards with performance and service conditions if and when it is deemed probable that the performance condition will be achieved. The probability of vesting is evaluated at each reporting period taking into consideration actual results to-date and forecasts, and compensation cost is adjusted to reflect the completed portion of the service period with a graded vesting attribution.

Stock Appreciation Rights

We use the Black-Scholes option pricing model to estimate the grant date fair value of each Stock Appreciation Right award granted under the 2024 Stock Appreciation Rights Plan ("2024 SAR Plan"). The expected term is estimated using the simplified method, which is the midpoint between the vesting date and the contractual term. Volatility is based on a blend of the historical volatility of our common stock and the peer-leveraged volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Income Taxes

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

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities ("DTAs" and "DTLs", as applicable) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of operations. If we determine that we would not be able to realize our

DTAs in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would increase the provision for income taxes.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of our technical merits and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. We recognize both accrued interest and penalties, when appropriate, in the provision for income taxes on the consolidated statements of operations.

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance was adopted during the year ended December 31, 2024, and for interim periods beginning January 1, 2025. The guidance was applied retrospectively to all prior periods presented in the financial statements. The adoption of this new accounting pronouncement did not have a material impact on our consolidated financial statements, see Note 14, Segment Reporting.

Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ending December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which improves the disclosures about a public business entity's expenses and requires detailed information about the types of expenses in commonly presented expense financial statement captions. This guidance will be effective for the annual periods ending December 31, 2027 and interim periods ending December 31, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures

3.Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$786	$812
Furniture and equipment	885	928
Leasehold improvements	2,389	2,511
Total	4,060	4,251
Less accumulated depreciation	(1,956)	(1,167)
Property and equipment, net	$2,104	$3,084

The aggregate depreciation expense related to property and equipment was $0.9 million and $0.8 million for the year ended December 31, 2024 and 2023, respectively.

4.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

Goodwill was $82.4 million as of December 31, 2024 and 2023, all of which was attributable to the Partner Network reporting unit.

Upon classifying Protected as held for sale as of September 30, 2023, we performed a goodwill impairment test on the Subscription reporting unit resulting in a goodwill impairment charge. We recorded an impairment upon the classification of the disposal group as held for sale, see Note 17, Discontinued Operations.

During the fourth quarter of 2024, we performed our annual impairment test and determined each reporting unit's fair value exceeded its carrying amount. No impairment of goodwill was identified for any of the periods presented relating to continuing operations. There were no events or changes in circumstances subsequent to the fourth quarter assessment that indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2024.

Internal-use software development costs, net and intangible assets, net

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$21,393	$(6,957)	$14,436
Intangible assets:
Developed technology	$196,128	$(143,386)	$52,742
Trademarks and trade names	236,053	(68,650)	167,403
Software	5,100	(3,616)	1,484
Customer relationships	2,900	(2,188)	712
Total	$440,181	$(217,840)	$222,341

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$13,788	$(2,363)	$11,425
Intangible assets:
Developed technology	$196,128	$(94,354)	$101,774
Trademarks and trade names	236,053	(45,050)	191,003
Software	5,100	(2,341)	2,759
Customer relationships	2,900	(1,435)	1,465
Total	$440,181	$(143,180)	$297,001

The internal-use software development costs includes construction in progress which is not being amortized of $5.0 million and $3.5 million as of December 31, 2024 and 2023, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	For the Year Ended
	December 31, 2024	December 31, 2023
Amortization expense for internal-use software development	$4,594	$2,981
Amortization expense for intangible assets	$74,660	$74,660

We test our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Our amortizable intangible assets primarily consist of trademarks and trade names and developed technology. During 2024 and 2023, no impairment of our amortizable intangible assets relating to continuing operations was identified.

As of December 31, 2024, the expected amortization expense associated with our intangible assets and internal-use software development costs was as follows (in thousands):

2025	$80,767
2026	32,415
2027	25,746
2028	24,846
2029	23,600
Thereafter	49,403
Total amortization expense	$236,777

As of December 31, 2024, the weighted average amortization period for all intangible assets was 7 years.

5.Leases
We lease office facilities under noncancelable operating lease agreements. During the years ended December 31, 2024 and 2023, we had leases for office facilities in Los Angeles, California; Bellevue, Washington; and Guelph, Canada.

The components of lease expense consisted of the following (in thousands):

	For the Year Ended
	December 31, 2024	December 31, 2023
Operating lease expense	$2,396	$2,141
Short-term lease expense	126	122
Variable lease expense	286	311
Total lease expense	$2,808	$2,574

Variable lease expense is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

Supplemental information related to leases was as follows:

December 31, 2024
Weighted average remaining lease terms (in years)	6.3
Weighted average discount rate	5.2%

Maturities of our operating leases liabilities by fiscal year are as follows (in thousands):

December 31, 2024
2025	$2,223
2026	256
2027	260
2028	260
2029	268
Thereafter	636
Total lease payments	3,903
Less: Imputed interest	(449)
Present value of operating lease liabilities	$3,454

6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued revenue share	$27,656	$16,365
Accrued marketing expenses	9,440	19,737
Accrued payroll and related benefits	15,893	13,751
Shared-based compensation liability	17,821	—
Other current liabilities	5,390	9,461
Accrued expenses and other current liabilities	$76,200	$59,314

CouponFollow Incentive Plan

In connection with the acquisition of CouponFollow, we approved and adopted the CouponFollow Incentive Plan, which includes CouponFollow’s key employees, including CouponFollow’s founder ("Principal Participant" and together collectively "Participants"). The CouponFollow Incentive Plan at the time of acquisition provided for total payments of $35.0 million payable at our option in cash or in fully-vested shares of our Class A common stock, up to a maximum of 4.7 million shares, which subjects these awards to ASC 718, Compensation - Stock Compensation and are therefore classified as share-based liabilities. The awards consist of a fixed amount of $10.0 million (which vests and is settled in three equal annual installments on December 31, 2022, 2023, and 2024) and performance-based amounts of $25.0 million which could be earned by achieving three Tiers of EBITDA targets, representing performance conditions.

During the first quarter of 2023, we issued 0.4 million shares of Class A Common stock with an aggregate fair value of $1.7 million, net of shares withheld for taxes, on the date of settlement to settle the first $3.3 million fixed award that vested on December 31, 2022. The settlement is net of a $0.6 million adjustment to remeasure the liability to its fair value as of the settlement date. The adjustment represents the difference in fair value between the share-based liability carrying value as of December 31, 2022, and the fair value of the Class A shares issued upon settlement.

On September 6, 2023, the parties made certain modifications to the CouponFollow Incentive Plan. The restructured CouponFollow Incentive Plan provides for total payments of $31.3 million. There was no change to the fixed amount, except for the requirement for the Company to make the last payment in cash. The performance-based amount decreased to $21.3 million, with the performance terms changed to allow for achieving three Tiers of EBITDA-target performance conditions over a three calendar year period between each January 1 to December 31 of 2023, 2024 and 2025 (each a "Performance Period" and collectively, “Performance Periods”). These modifications did not result in the recognition of any incremental compensation costs.

As of December 31, 2023, the business had not achieved any performance conditions nor was it probable that the performance conditions would be met, so no amount was recognized for the performance-based awards.

During the first quarter of 2024, we issued 1.0 million shares of Class A common stock with an aggregate fair value of $1.7 million, net of shares withheld for taxes, on the date of the settlement to settle the second $3.3 million fixed award that vested on December 31, 2023. The settlement is net of a $0.5 million adjustment to remeasure the liability to its fair value as of the settlement date. The adjustment represents the difference in fair value between the share-based liability carrying value as of December 31, 2023, and the fair value of the Class A shares issued upon settlement.

During the 2024 Performance Period, the CouponFollow business achieved all performance conditions such that the entire performance-based portion of the award vested or is expected to vest, and accordingly, we recognized a short-term liability in shared-based compensation liability within accrued expenses and other current liabilities of $17.8 million for the amount vested as of the year ended December 31, 2024, of which $7.8 million was paid in cash in February 2025, and $10.0 million is payable 60 days after December 31, 2025. The carrying amount of the share-based liabilities approximates its fair value, determined using Level 3 fair value inputs. The total amount to be earned under the CouponFollow Incentive Plan relating to the performance conditions is $21.3 million.

For the year ended December 31, 2024, we recognized $3.3 million for the third installment of the fixed amount within salaries and benefits expenses on the consolidated statements of operations, which was settled in cash in February 2025.

If a Participant’s continued employment is terminated prior to vesting, with the exception of the Principal Participant as discussed above, we will reverse all cumulative compensation cost recorded for the forfeited award(s). If we elect to settle the payment obligations in shares of our Class A common stock, the number of shares payable under the CouponFollow Incentive Plan will be determined based on the VWAP of our Class A common stock.

7.Income Taxes

Domestic and foreign components of our loss before income taxes from continuing operations were as follows (in thousands):

	For the Year Ended
	December 31, 2024	December 31, 2023
Domestic	$(92,190)	$(126,830)
Foreign	(5,478)	(4,799)
Loss before income tax	$(97,668)	$(131,629)

The components of the income tax provision (benefit) were as follows (in thousands):

	For the Year Ended
	December 31, 2024	December 31, 2023
Current:
Federal	$145	$(64)
State	291	(662)
Foreign	1,297	1,431
Total current provision	$1,733	$705
Deferred:
Federal	$—	$(17,103)
State	—	(1,829)
Foreign	(2,103)	(2,144)
Total deferred benefit	(2,103)	(21,076)
Income tax benefit	$(370)	$(20,371)

A reconciliation of the statutory tax rate to the effective income tax rate for the periods presented was as follows (in thousands):

	For the Year Ended
	December 31, 2024		December 31, 2023
	Amount	%	Amount	%
Income tax (benefit) provision at statutory tax rate	$(20,510)	21.0%	$(27,642)	21.0%
State tax, net of federal	(797)	0.8%	(1,718)	1.3%
Non-Controlling interest	6,661	(6.8)%	5,865	(4.5)%
Changes in unrecognized tax benefits	754	(0.8)%	2,320	(1.8)%
Foreign income taxes at different statutory rate	(248)	0.3%	(93)	0.1%
Investment in partnership basis adjustments	(3,571)	3.7%	(17,627)	13.4%
Share-based compensation	1,966	(2.0)%	3,408	(2.6)%
Change in valuation allowance	15,798	(16.2)%	19,521	(14.8)%
Other	(423)	0.4%	(4,405)	3.4%
Effective income tax rate	$(370)	0.4%	$(20,371)	15.5%

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions were as follows (in thousands):

	December 31, 2024	December 31, 2023
Balance at the beginning of the period	$1,850	$593
Increases (decreases) based on tax positions related to prior periods	490	(46)
Increases based on tax positions related to current periods	192	1,303
Balance at the end of the period	$2,532	$1,850

Interest and penalties related to our unrecognized tax benefits are recorded as components of the provision for income taxes. Interest or penalties accrued for the years ended December 31, 2024 and 2023 were not material.

Due to our full valuation allowance, the total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax by $0.8 million (net of Federal benefit) at December 31, 2024.

We are not currently under examination in any material jurisdiction. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which could have the effect of reducing the balance of unrecognized tax benefits by an immaterial amount.

The earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate were as follows:

Tax year
United States	2021
California	2020
Netherlands	2018

The components of the deferred income taxes consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss and capital loss carryforwards	$6,638	$6,362
Tax credits	4,894	4,289
Interest expense	2,346	3,234
Investment in partnerships	24,760	8,950
Other	225	231
Total gross deferred tax assets	38,863	23,066
Valuation allowance	(38,616)	(22,658)
Total net deferred tax assets	$247	$408

Deferred tax liabilities:
Intangibles	$(6,026)	$(8,243)
Other	(420)	(472)
Total gross deferred tax liabilities	$(6,446)	$(8,715)

Net deferred tax liability	$(6,199)	$(8,307)

As of December 31, 2024, we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

As of December 31, 2024, we had U.S. federal net operating loss carryovers ("NOLs") of $25.3 million that may be used indefinitely and various state NOLs that will expire at different times. Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

We had an ownership change and as a result certain federal and state NOLs were limited pursuant to Section 382 of the Internal Revenue Code (the "Code"). This limitation has been accounted for in calculating our available NOL carryforwards.

The change in the valuation allowance was comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Balance at the beginning of the period	$22,658	$1,087
Increases in valuation allowance recorded through earnings	15,798	19,521
Increases in valuation allowance not recorded through earnings	160	2,050
Balance at the end of the period	$38,616	$22,658

Tax Receivable Agreement

Pursuant to our election under Section 754 of the Code, we expect to obtain an increase in our share of the tax basis in the net assets of System1 Holdings when LLC interests are redeemed or exchanged by the other members of System1 Holdings. We intend to treat any redemptions and exchanges of LLC interests as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities.

On January 27, 2022, we entered into a Tax Receivable Agreement with certain of the then-existing members of System1 Holdings that provides for the payment by us of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of System1 Holdings resulting from any redemptions or exchanges of LLC interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement ("TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.

We acquired an aggregate of 2.8 million and 0.2 million LLC interests in connection with the redemption of LLC interests in the years ended December 31, 2024 and 2023, respectively, which resulted in an increase in the tax basis of our investment in System1 Holdings subject to the provisions of the Tax Receivable Agreement. We have recognized a total liability in the amount of $5.3 million for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the year ended December 31, 2024, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of TRA Payments due under the Tax Receivable Agreement, was $5.3 million and $0.8 million as of December 31, 2024 and 2023, respectively. The Tax Receivable Agreement liabilities are classified within Other non-current liabilities on the consolidated balance sheets.

8.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of December 31, 2024, we remain contractually obligated to spend $6.2 million towards this commitment.

As of December 31, 2024, we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities. See Note 5, Leases for additional information regarding lease commitments.

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

In March 2023, we received a demand letter from counsel for Alta Partners, LLC ("Alta"), which purports to be a holder of certain Warrants of the Company ("Demand Letter"). The Demand Letter alleged, among other claims, that we breached the terms of the Warrant Agreement, and that Alta was entitled to approximately $5.7 million in damages, plus prejudgment interest, as a result, and subsequently sent us a draft complaint (the "Complaint") alleging substantially the same claims as those set forth in Alta’s Demand Letter. While we denied liability with respect to the claims set forth in the Demand Letter and the Complaint, the parties entered into a Confidential Settlement Agreement ("Settlement Agreement") in October 2023, which contemplated an immaterial settlement payment that was subsequently paid prior to December 31, 2023 consistent with the terms of the Settlement Agreement.

In October 2023, a putative California class action complaint (the "Complaint") was filed against us and our Protected business regarding alleged violations of California’s Auto Renewal Law requirements related to the marketing and sale of its subscription service offerings for anti-virus and ad-blocking software (the "Protected Software") to consumers. The Complaint alleges claims under California’s false advertising and unfair competition laws and primarily alleges that the marketing and sales checkout flows for the Protected Software did not clearly and conspicuously disclose that the named plaintiffs set forth in the Complaint were purchasing the Protected Software for a promotional period which would auto-renew after the applicable promotional period. While we dispute the claims alleged, we reached a Settlement Agreement during September 2024 and paid $2.5 million during December 2024, presented within Selling, general, and administrative expenses in our consolidated statement of operations for the year ended December 31, 2024.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2024 or December 31, 2023, respectively.

9.Debt, Net

We entered into a term loan ("Term Loan") and revolving facility ("2022 Revolving Facility") with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The 2022 Revolving Facility provided for borrowing availability of up to $50.0 million. As of December 31, 2024, there was no balance outstanding on the 2022 Revolving Facility and principal of $280.1 million was outstanding on the Term Loan. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the $50.0 million 2022 Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with the financial covenants under the Term Loan as of December 31, 2024.

The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. As of December 31, 2024 and 2023, respectively, we had $50.0 million available on the 2022 Revolving Facility.

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	December 31, 2024	December 31, 2023
Term Loan[1,2]	$271,523	$349,503
2022 Revolving Facility	—	—
Total debt, net	$271,523	$349,503
_______________
[1] Includes unamortized discount of $8.1 million and $14.7 million, and unamortized loan fees of $0.4 million and $0.8 million, as of December 31, 2024, and December 31, 2023, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $175.1 million as of December 31, 2024.

As of December 31, 2024, future minimum principal payments on long-term debt were as follows (in thousands):

2025	$20,000
2026	30,000
2027	230,090
Total future minimum principal payment	280,090
Less: current portion	(20,000)
Long-term portion	$260,090

During 2024, we completed the repurchase of $64.9 million in principal amount of our Term Loan for an aggregate purchase price of $41.6 million (at discount of 64.12% of its par value). Following the repurchases on January 17, 2024 and April 30, 2024, the outstanding principal amount of the Term Loan was $301.3 million and $295.0 million, respectively. We used available cash on hand to fund the repurchases. Our gain on the repurchase was approximately $20.1 million before fees and expenses incurred.

10.Related-Party Transactions

2023 Revolving Note

On April 10, 2023, we entered into a $20.0 million Revolving Note ("2023 Revolving Note") with trusts established for the benefit of our co-founders ("Lenders"). Each of the Lenders provided a $10.0 million commitment for an aggregate principal of $20.0 million under the 2023 Revolving Note.

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

Senior Unsecured Promissory Note

On September 6, 2023, we entered into a $5.2 million Senior Unsecured Promissory Note (the "Promissory Note") with the CouponFollow seller and an employee of ours ("Lender"), in order to convert the amount owed to him as a result of the acquisition of CouponFollow into a loan to us (the "Loan"). The amount of the Loan was equal to the amount of the Holdback liability of $5.2 million owed to the Lender.

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

Term Note

On October 6, 2023, we entered into a $2.5 million Term Loan Note ("Term Note") with Openmail2, LLC ("Term Lender"), which is principally owned and managed by trusts established for the benefit of our co-founders.

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

Secured Facility

On October 6, 2023, Protected, our indirect wholly-owned subsidiary at the time, entered into a Secured Facility Agreement providing for a $10.0 million term loan ("Secured Facility") with a subsidiary of JDI ("Secured Lender"), one of our significant shareholders, which is principally owned and managed by certain members of the Protected management team. Pursuant to the Secured Facility, the Secured Lender provided a $10.0 million commitment to Protected, which amount was (i) drawn down in full on the closing date and (ii) secured by the assets of Protected pursuant to a deed granted in favor of the Secured Lender pursuant to a Debenture between Protected and the Secured Lender, dated October 6, 2023.

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

Services Agreement

On June 20, 2023, we engaged with one of our significant shareholders, for management and consulting services. The agreement was terminated in August 2023. During the year ended December 31, 2023, we paid all amounts owed and outstanding, totaling $0.1 million.

11.Warrants

In June 2020, we issued Warrants. The Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable on April 18, 2022, when the S-1/A registration statement, which was required to be filed under the terms of the Warrant Agreement and the Business Combination Agreement, was declared effective. The Warrants will expire five years from the completion of the Merger, or earlier upon redemption or liquidation.

Redemption of Warrants when the Price per Class A common stock equals or exceeds $18.00 —We may redeem the outstanding Warrants:

•in whole and not in part;
•at a price of $0.01 per Public Warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before sending the notice of redemption to warrant holders ("Reference Value") equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

Redemption of Warrants When the Price per Class A common stock equals or exceeds $10.00 —Once the Warrants become exercisable, we may redeem the outstanding Warrants:

•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the exhibit in the report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, based on the redemption date and the "fair market value" of the Class A common stock;
•if, and only if, the Reference Value (as defined above under "Redemption of Warrants When the Price per Class A common stock Equals or Exceeds $18.00") equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like); and
•if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently -called for redemption on the same terms as the outstanding Warrants, as described above.

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

The exercise price and number of common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Warrants will not be adjusted for issuances of common stock at a price below our exercise price. Additionally, in no event will we be required to net cash settle the Warrants.

The Warrants are accounted for as liabilities at fair market value at each reporting period, with changes in the fair value presented as change in fair value of warrant liabilities on the consolidated statements of operations.

During the years ended December 31, 2024 and 2023, there were no Warrants exercised. The total outstanding Warrants as of December 31, 2024 and 2023 was 16.8 million.
12.Fair Value Measurement

Financial Liabilities Measured at Fair Value on a Recurring Basis

Level 1 liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2024	December 31, 2023
Liabilities:
Warrants	$302	$2,688
Fair value of liabilities	$302	$2,688

There were no Level 3 financial liabilities as of December 31, 2023. There were no transfers in or out of levels for the years ended December 31, 2024 and 2023, respectively.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

For further information on the fair value assessment of goodwill and impairment charge recorded for the discontinued operation, see Note 4, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net and Note 17, Discontinued Operations.

13.Net Loss Per Share

For the years ended December 31, 2024 and 2023, the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	For the Year Ended
	December 31, 2024	December 31, 2023
Basic and diluted net loss per share
Net loss from continuing operations attributable to System1, Inc.	$(1.07)	$(0.94)
Net loss from discontinued operations, net of tax attributable to System1, Inc.	—	(1.54)
Basic and Diluted net loss per share	$(1.07)	$(2.48)
Numerator:
Net loss from continuing operations attributable to System1, Inc.	$(74,673)	$(85,727)
Net loss from discontinued operations, net of tax attributable to System1, Inc.	—	(141,494)
Net loss attributable to System1, Inc.	$(74,673)	$(227,221)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	69,554	91,454

Shares of Class C common stock, RSUs and Warrants outstanding for the year December 31, 2024 and 2023, are considered potentially dilutive of the shares of Class A common stock and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the periods presented in the table above, a total of 16.8 million Warrants were excluded from the computation of net loss per share as the impact was anti-dilutive. For the year ended December 31, 2024, we excluded 21.9 million Stock Appreciation Rights as they are contingently issuable based on certain performance conditions, which were not achieved. See Note 16, Stock-Based Compensation, for additional details.

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

14.Segment Reporting

We have two operating and reportable segments: Owned and Operated Advertising and Partner Network. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), in deciding how to allocate resources and assess performance. Our Chief Executive Officer, who is considered to be our CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. The CODM measures and evaluates reportable segments based on segment adjusted gross profit. The CODM evaluates both potential future, as well as historical budget to actual variances, adjusted gross profit by segment on a quarterly basis to determine the allocation of capital for acquisition marketing, as well as technical and personnel resources. Adjusted gross profit is also used to determine variable compensation expense for certain employees. We have not presented segment assets as our CODM does not use segment assets to evaluate or measure segment performance or allocate resources.

The tables below include the following operating expenses that are not allocated to the reportable segments presented to our CODM, such as other cost of revenue (total cost of revenue excluding traffic acquisition cost), salaries and benefits, depreciation and amortization and, at times, certain other transactions or adjustments. The CODM does not consider these expenses for the purposes of making decisions to allocate resources among segments or to assess segment performance, however these costs are included in reported consolidated net loss from continuing operations before income tax and are included in the reconciliation that follows.

The following table summarizes revenue, segment cost of revenue and adjusted gross profit by reportable segments (in thousands):

	For the Year Ended
	2024	2023
Owned and Operated Advertising	$281,930	$328,934
Partner Network	61,995	73,037
Total revenue	$343,925	$401,971

Owned and Operated Advertising	$173,721	$221,238
Partner Network	10,136	19,617
Total segment cost of revenue	$183,857	$240,855

Owned and Operated Advertising	$108,209	$107,696
Partner Network	51,859	53,420
Adjusted gross profit	160,068	161,116
Other cost of revenue	7,704	7,890
Salaries and benefits	113,512	106,505
Selling, general, and administrative	47,346	54,307
Depreciation and amortization	80,107	78,403
Interest expense, net	31,562	48,745
Gain on extinguishment of debt	(20,109)	—
Loss on extinguishment of related-party debt	—	2,004
Change in fair value of warrant liabilities	(2,386)	(5,109)
Loss before income tax	$(97,668)	$(131,629)

The following table summarizes revenue by geographic region (in thousands):

	For the Year Ended
	2024	2023
United States	$333,069	$385,847
Other countries	10,856	16,124
Total revenue	$343,925	$401,971

Concentrations

The following tables illustrate the concentrations as a percentage of total revenue and total accounts receivable for our key Advertising Partners:

Concentration of revenue from key Advertising Partners

	For the Year Ended
	2024	2023
Google	78%	85%

Concentration of accounts receivable from key Advertising Partners

	December 31, 2024	December 31, 2023
Google	56%	69%
Microsoft	8%	5%
Yahoo	7%	6%

As of December 31, 2024, we had two paid search advertising partnership agreements with Google, and one paid search advertising partnership agreement with Microsoft. The Google agreements are in effect through February 28, 2025 and September 30, 2027. The Google agreement set to expire on February 28, 2025 was extended through February 28, 2027. The agreement with Microsoft (our next largest Advertising Partner by revenue) is in effect through June 30, 2025. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.

15.Stockholders' Equity

We have two classes of stock, Class A and Class C common stock. The voting rights of each class of our common stock is identical. Holders of Class C common stock have no economic rights, only voting rights.

We will have at all times, authorized and unissued shares of Class A common stock for the purposes of effecting any redemptions or exchanges.

We are not permitted to issue additional shares of Class C common stock other than in connection with the valid issuance of System1 Holdings Common Units under the New System1 Holdings Operating Agreement. Holders of Class C common stock may only transfer their Class C common stock to certain permitted transferees, while also simultaneously transferring an equal number of such holder’s System1 Holdings Common Units.

Repurchase Program

In August 2022, the Company announced that our Board of Directors authorized up to $25.0 million for the repurchase of our Class A common stock and Warrants ("2022 Repurchase Program"). During the years ended December 31, 2024 and 2023 we did not repurchase Class A common stock or Warrants. The amount outstanding under the 2022 Repurchase Program is $23.9 million.

16.Stock-Based Compensation

We are authorized to issue and/or grant restricted stock, restricted stock units, stock options, stock appreciation rights, and other stock-based and cash-based awards under our 2022 Incentive Award Plan ("2022 Plan"). During the year ended December 31, 2024, 1.1 million grant awards were reserved and authorized for issuance and/or grant under the 2022 Plan. In addition, the number of underlying shares authorized for issuance/grant under the 2022 Plan are subject to increase each year on January 1, equal to the lesser of (a) a number of shares equal to 2.5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the compensation committee of the board of directors. On January 1, 2025, the number of shares authorized and reserved for grant under the 2022 Plan was increased by 2.3 million shares in accordance with the foregoing provision of the 2022 Plan.

As described in Note 2, Summary of Significant Accounting Policies, the Replacement Awards continue to vest over the original vesting schedule of the original underlying awards. We recognized stock-based compensation expense for the Replacement Awards of $2.2 million and $6.6 million during the years ended December 31, 2024 and 2023, respectively. The unrecognized stock-based compensation expense associated with these unvested Replacement Awards was $0.2 million as of December 31, 2024, expected to be recognized during the first quarter of 2025.

We recorded the following stock-based compensation expenses for equity-classified awards (in thousands):

	For the Year Ended
	2024	2023
Stock-based compensation expense	$15,763	$21,235

The following summarizes RSU activity:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	4,423	$5.41
Granted	6,135	$1.42
Vested	(4,089)	$4.55
Forfeited	(544)	$3.14
Unvested as of December 31, 2024	5,925	$2.08

The weighted average grant date fair value per share for the restricted stock units granted during the year ended December 31, 2023 was $3.04. The weighted average grant date fair value per share for the 3.1 million restricted stock units vested during the year ended December 31, 2023 was $8.99.

At December 31, 2024, we had unrecognized stock-based compensation relating to restricted stock units of approximately $9.3 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Appreciation Rights

During the year ended December 31, 2024, we adopted the 2024 SAR Plan. The maximum number of Class A common stock that may be issued pursuant to awards of Stock Appreciation Rights ("SARs") granted under the 2024 Plan ("Awards") is 23.8 million shares.

Financial performance in the 2024 Plan is determined by the achievement of Adjusted EBITDA performance targets, defined as, with respect to any particular period, our net income (loss) before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expenses, dividends or other distributions to equity holders, expense associated with revaluation of any warrants, costs associated with acquisitions or dispositions, deferred compensation, management fees, minority interest expense, restructuring charges, impairment and certain segment-specific adjustments, and such other adjustments as may be appropriate to accurately reflect performance, in each case, as determined by the 2024 Plan administrator.

In July 2024, we granted 22.4 million SARs. Each Award is subject to the employee's continued service through the applicable vesting date (as defined in the SAR Plan). The term of any SARs shall not exceed seven years. The SARs will vest in four equal tranches upon achieving trailing twelve month Adjusted EBITDA targets of $50.0 million, $60.0 million, $70.0 million, and $80.0 million.

Upon exercise, the SARs will be settled in shares of our Class A common stock or in cash at our election. The probability that the award will vest for each of the four tranches will be assessed at the end of every reporting period. If and when the award is deemed probable of vesting, we will recognize stock-based compensation expense for the award on a graded basis through the date of vesting for each individual tranche. Unvested SARs are forfeited upon termination of service.

We use the Black-Scholes option pricing model to estimate the grant date fair value of each SARs award granted under the 2024 Plan. The expected term is estimated using the simplified method, which is the midpoint between the vesting date and the contractual term. Volatility is based on a blend of the historical volatility of our common stock and the peer-leveraged volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The following table sets forth the key assumptions used to determine the fair value:

Input
Risk-free interest rate	4.01% - 4.56%
Term (in years)	2.5 - 7.0
Volatility factor	73.18% - 89.76%
Dividend yield	0.00%

The weighted-average grant date fair value of SARs granted during the year ended December 31, 2024 was $0.94.

A summary of our SARs activity is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	—	$—	—	$—
Granted	22,446	1.44
Forfeited/canceled	(498)	1.44
Outstanding at December 31, 2024	21,948	1.44	5

Expected to vest as of December 31, 2024	—	$1.44	5	$—

As of December 31, 2024, we determined the performance conditions of the Tranche I SARs awards were probable of being achieved before the fourth anniversary date of the awards. Accordingly, we recognized $0.9 million in stock-based compensation expense within equity for the twelve months ended December 31, 2024. As of December 31, 2024, the total unrecognized compensation cost related to unvested SARs was $3.5 million, expected to be recognized over the remaining period of two years. No SARs vested or were exercised for the year ended December 31, 2024.

17.Discontinued Operations

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

Impairment of the Subscription Reporting Unit (the Protected Business)

Upon classifying the Protected Business as held for sale, we performed a goodwill impairment test on the Subscription reporting unit resulting in a goodwill impairment charge of $115.5 million. This impairment was the result of decreases in long-term forecasts due to recent adverse customer trends and other macroeconomic outcomes. We recorded a further impairment charge of $3.3 million upon the classification of the disposal group as held for sale, for a total impairment charge of $118.8 million that was recorded in the results of discontinued operations for the year ended December 31, 2023. There was no tax benefit of this charge for the year ended December 31, 2023.

There were no assets and liabilities classified as held for sale from discontinued operations as of December 31, 2023.

The financial results of Protected are presented as loss from discontinued operations, net of taxes in the consolidated statements of operations. The following table presents the summarized discontinued operations consolidated statements of operations (in thousands):

Year Ended December 31, 2023
Revenue	$190,090
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	161,134
Salaries and benefits	41,972
Selling, general, and administrative	11,546
Depreciation and amortization	26,727
Impairment of assets held for sale	3,276
Impairment of goodwill	115,483
Total operating expenses	360,138
Operating loss	(170,048)
Other expense, net	548
Loss on sale of business	4,247
Loss from discontinued operations before income taxes	(174,843)
Income tax benefit	(516)
Net loss from discontinued operations	$(174,327)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the subscription business that are included in the consolidated statements of cash flows (in thousands):

Year Ended December 31, 2023
Impairment of assets held for sale	$3,276
Impairment of goodwill	$115,483
Loss on sale of business	$4,247
Depreciation and amortization	$26,727
Stock-based compensation	$31,850
Capital expenditures	$1,739

Transition Service Agreement

In connection with a transition service agreement, we agreed to provide certain services for which full reimbursement of cost was provided through November 30, 2024. We were reimbursed $4.3 million in costs through the end of the transition service agreement.

Discontinued Operations Related-Party Transactions

Payment Processing Agreement

Protected utilizes multiple credit card payment processors, including Paysafe Financial Services Limited ("Paysafe"). In March 2021, Paysafe completed a merger with Foley Trasimene Acquisition Corp. II ("Foley Trasimene"), a special purpose acquisition company sponsored by entities affiliated with a sponsor of Trebia who was also a member of our Board of Directors. Protected's payment processing agreement with Paysafe was negotiated before the announcements of both (i) the Merger as well as (ii) the business combination between Paysafe and Foley Trasimene. We incurred credit card processing fees related to Paysafe for the year ended December 31, 2023 of $14.9 million.

Office Facilities

We had an agreement with JDI Property Holdings Limited ("JDIP"), an entity controlled by one of our former directors, which allows us to use space at their property in exchange for GBP 0.1 million per year. The agreement with JDIP terminated concurrently with the sale of Protected.

Protected Incentive Plan Installment Payments

In connection with the Merger, we effected an incentive plan for eligible recipients (the "Protected Incentive Plan") providing up to $100 million payable in fully-vested shares of our Class A common stock based contingent upon the achievement of the future performance of Protected’s business. The incentive plan originally was to be paid out in two tranches based on performance of the business for 2023 and 2024. The first award (2023), consisting of $50.0 million of Class A common stock payable in January 2024, was modified to a cash award resulting in $20 million of payments in 2022 and 2023 with an additional final $10.0 million, payable upon the achievement of certain performance thresholds around marketing spend and operating contribution of Protected are achieved on or before December 31, 2024. On November 30, 2023, none of the performance thresholds have been met, and therefore, none of the additional cash bonus payments have been paid.

At the closing of the Protected Disposition, JDI, Protected and the Protected CEO confirmed that the financial performance benchmarks related to certain contingent earnout payments based on the future performance of Protected’s Business will no longer be achievable. As such, we reversed $40.8 million of expense during the year ended December 31, 2023 for the Protected Incentive Plan within loss on sale of business segment of discontinued operations on the consolidated statements of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024 because of the material weaknesses described below.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain effective controls to timely analyze and record the financial statement effects from complex, non-routine transactions, including acquisitions, dispositions, equity commitments and post-combination compensation arrangements. Specifically, we did not design and maintain effective controls over the application of US GAAP to such transactions, and, as it relates to acquisitions, did not design and maintain effective controls over (i) the review of the inputs and assumptions used in the measurement of assets acquired and liabilities assumed, including discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (ii) the tax impacts of acquisitions to the financial statements, and (iii) conforming of US GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses.
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

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm due to a transition period established by SEC rules and regulations for newly public companies. We are not required to have, or to engage our independent registered public accounting firm to perform, an audit of the effectiveness of our internal controls over financial reporting for as long as we are an "emerging growth company" pursuant to the provisions of the JOBS Act.

Remediation plan for the material weaknesses

We are in the process of, and we are focused on, designing and implementing effective measures to improve our internal control over financial reporting and remediate the material weaknesses. Our remediation efforts to address the identified material weaknesses are ongoing. Our efforts include a number of actions:

•Assessed the need of additional senior level accounting personnel with applicable technical accounting knowledge, training, and experience in accounting matters, and hired the appropriately skilled resources.
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
•Designing and implementing controls to address the financial reporting risks over the accounting for dispositions, acquisitions and other complex, non-routine transactions, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, allocation of goodwill reporting units, tax impacts, and ongoing recording of the financial statement results of the acquired businesses;
•Designing and implementing formal accounting policies with periodic reviews, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/losses for intercompany transactions, appropriate determination of asset groups for impairment consideration and classification and presentation of accounts and disclosures, including the statement of cash flows.

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Throughout the year ended December 31, 2024, the Company undertook remediation measures related to certain previously reported material weaknesses in internal control over financial reporting. We completed these remediation measures in the quarter ended December 31, 2024, including testing of the design and concluding on the operating effectiveness of the related controls.

Specifically, we undertook the following remediation measures:

1.We enhanced the design of controls over accounting for accrued liabilities, stock-based compensation and equity transactions, including accounting for non-controlling interest. The enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively.

2.We enhanced the design of controls over the accuracy and valuation of goodwill, including the identification and measurement of goodwill impairment. The enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively.
3.We enhanced the design of controls over the accounting for warrants, including the impact of these instruments on earnings per share. The enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively.
4.We enhanced the design of controls over all information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. The enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively.

Based on these procedures, we believe that the previously reported material weaknesses related to the above items have been remediated. However, completion of remediation procedures for these material weaknesses does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error. We continue to undertake remediation measures related to the remaining material weaknesses disclosed in the Management’s Report on Internal Control over Financial Reporting section above.

Other than the changes disclosed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

In the quarter ended December 31, 2023, trusts established for the benefit of our co-founders' families each entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan entered into by the trust established for the benefit of our Chief Executive Officer provides for the purchase of an aggregate of $2.0 million worth of shares of our Class A common stock during the duration of the plan, which was to terminate on July 15, 2024, subject to early termination for certain specified events set forth in the plan. The plan was terminated during the second quarter of 2024. The trading plan entered into by the trust established for the benefit of our Chief Operating Officer provides for the purchase of an aggregate of $3.0 million worth of shares of our Class A common stock during the duration of the plan, which was to terminate on July 15, 2024, subject to early termination for certain specified events set forth in the plan. The plan was terminated according to the dates in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" herein.

2. Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown in the consolidated financial statements of the notes thereto.

3. Exhibits
Exhibits required to be filed as part of this report are:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1(a)	Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021

2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)	Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)	Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

2.2	Share Purchase Agreement, dated November 30, 2023, by and among System1, Inc., Orchid Merger Sub II, LLC, Sonic Newco, LLC, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	2.1	12/4/2023

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2	Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

3.3	Amendment to the System1, Inc. Certificate of Incorporation	8-K	001-39331	3.1	6/11/2024

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39331	4.2	6/6/2023

10.1^	System1, Inc. 2022 Incentive Award Plan	8-K	001-39331	10.2	2/20/2022

10.2	Conditional Consent, Waiver and Acknowledgement, dated as of August 30, 2022, by and among System1, Inc., Protected.net Group Limited and Just Develop It Limited.	8-K	001-39331	10.1	8/30/2022

10.3#	Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	10-K	001-39331	10.7	6/6/2023

10.4	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.5	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	6/22/2020

10.6	Form of Indemnification Agreement and Advancement Agreement	8-K	001-39331	10.4	3/2/2022

10.7^	Employment Agreement, dated as of June 15, 2023, between Tridivesh Kidambi and System1, LLC.	8-K	001-39331	10.1	6/22/2022

10.8	Form of Stockholders Agreement	S-4/A	333-260714	10.3	12/16/2021

10.9	First Amendment to Conditional Consent, Waiver and Acknowledgement	10-K	001-39331	10.18	6/6/2023

10.10	Second Amendment to Conditional Consent, Waiver and Acknowledgement, dated as of November 30, 2023, by and among System1, Inc., Total Security Limited, Just Develop It Limited, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	10.1	12/4/2023

10.11	System1, Inc. 2024 Stock Appreciation Rights Plan	8-K	001-39331	10.1	6/11/2024

10.12	First Amendment to System1, Inc. 2024 Stock Appreciation Rights Plan	10-Q	001-39331	10.3	8/8/2024

16.1	Letter of PricewaterhouseCoopers LLP dated June 7, 2024	8-K	001-39331	16.1	6/7/2024

19.1	Insider Trading Policy	10-K	001-39331	10.26	3/15/2024

21.1	Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

23.2	Consent of Deloitte & Touche LLP					X

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1*	Policy for Recovery of Erroneously Awarded Compensation.					X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this 10th day of March, 2025.

SYSTEM1, INC.
Date:	March 10, 2025	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer and Director
(Principal Executive Officer)

Signatures

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Blend and Tridivesh Kidambi, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Michael Blend	Chief Executive Officer, Director	March 10, 2025
Michael Blend	(Principal Executive Officer)

/s/ Tridivesh Kidambi	Chief Financial Officer	March 10, 2025
Tridivesh Kidambi	(Principal Financial and Accounting Officer)

/s/ John Civantos	Director	March 10, 2025
John Civantos

/s/ Dexter Fowler	Director	March 10, 2025
Dexter Fowler

/s/ Caroline Horn	Director	March 10, 2025
Caroline Horn

/s/ Moujan Kazerani	Director	March 10, 2025
Moujan Kazerani

/s/ Tanmay Kumar	Director	March 10, 2025
Tanmay Kumar

/s/ Frank R. Martire, Jr.	Director	March 10, 2025
Frank R. Martire, Jr.

/s/ Taryn Naidu	Director	March 10, 2025
Taryn Naidu

/s/ Jennifer Prince	Director	March 10, 2025
Jennifer Prince

/s/ Charles Ursini	Director	March 10, 2025
Charles Ursini

/s/ Ryan Caswell	Director	March 10, 2025
Ryan Caswell