Form 10-K/A
period 2024-12-31
System1, Inc.
filed 2025-04-25
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Auditor	Auditor Location	Auditor Firm ID
PricewaterhouseCoopers LLP	Los Angeles, California	238
Deloitte and Touche LLP	Los Angeles, California	34

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report of System1, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2024 (this “Amendment No. 1”), which was initially filed with the U.S. Securities and Exchange Commission on March 10, 2025 (the “Original Report”), is being filed to amend Item 10. “Directors, Executive Officers and Corporate Governance”, Item 11. “Executive Compensation”, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Item 14. “Principal Accountant Fees and Services” of Part III of the Original Report. As previously announced in the Original Report, the information required by the listed Items would be incorporated by reference to the registrant’s proxy statement relating to its annual meeting of stockholders to be filed by April 30 2025. Since the Company does not currently expected to file its definitive proxy statement by April 30, 2025, we are hereby amending Item 11, 12, 13, and 14 of the Original Report to include the required disclosures for the listed Items in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, Item 15 of Part IV has been amended solely to include a new certification by our principal executive officer and principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial and accounting officer are filed with this Amendment No. 1 as Exhibit 31.1 and Exhibit 31.2, respectively. We are not including the certificates required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as otherwise expressly noted herein, this Amendment No.1 does not modify or update in any way the Original Report, nor does it reflect events occurring after the filing of the Original Report. Accordingly, this Amendment No.1 should be read in conjunction with the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information About Our Director Nominees
The following table and biographical information sets forth certain information about all the members of our Board of Directors.

Name	Age	Term Expires	Position	Director Since
Michael Blend	57	2026	Chairman and Chief Executive Officer	2013
Ryan Caswell	42	2025	Director	2024
John Civantos	57	2025	Director	2022
Tanmay Kumar	36	2025	Director	2023
Caroline Horn	55	2026	Director	2022
Taryn Naidu	47	2026	Director	2023
Charles Ursini	49	2027	Director and President & Chief Operating Officer	2024
Moujan Kazerani	49	2027	Director	2022
Frank Martire Jr	77	2027	Director	2022
Michael Blend is System1’s co-founder and has served as System1’s chief executive officer since February 2021, and chairman of our Board of Directors (including our predecessor entities, OpenMail/S1 Holdco) since September 2013. Prior to System1, Mr. Blend was President/COO of Leaf Group Ltd., which he joined when Leaf Group acquired his data company, Hotkeys, in 2006. Prior to Hotkeys, Mr. Blend was vice president, corporate development for Jawbone from 2001 to 2003 and for Wedding Channel (acquired by The Knot) from 1999 to 2001. Mr. Blend currently serves on the board of directors of Wellful and the Stephenson Global Pancreatic Cancer Research Institute and has previously served on the board of directors of leading digital marketing and technology companies, including Dynata, Data Axle, among others. Mr. Blend was also the chairman of the board of Stuff Media from 2016 until it was acquired by iHeart Media in 2018. Mr. Blend was the EY National Entrepreneur of the Year for Media, Entertainment & Communications in 2018, together with System1’s other co-founder, Charles Ursini. Mr. Blend received his JD from The University of Chicago, and holds a bachelor’s degree in mathematics from Duke University. We believe Mr. Blend is qualified to serve on the System1 Board of Directors because of his extensive business and leadership experience in the digital advertising and technology industries.
Ryan Caswell has been a member of our Board of Directors since April 2024. Mr. Caswell has served as the President of Cannae Holdings, Inc. (NYSE: CNNE), a publicly traded holding company, since February 2023, and previously served as its Senior Vice President of Corporate Finance from September 2020 to February 2023. Mr. Caswell also previously served as a Managing Director and Partner of Trasimene Capital Management, LLC, Cannae Holdings’ external manager until March 2024. Mr. Caswell leads the sourcing, execution, and management of many of Cannae Holdings investments and portfolio companies. He currently serves, or has previously served, on the board of directors of multiple companies, including Amerilife, CorroHealth, FC Lorient, TripleTree Holdings and WineDirect, among others, and previously served on the Company’s Board from June to August 2023. Prior to joining Cannae Holdings, Mr. Caswell previously served as a Managing Director in the investment banking division at BofA Securities. Mr. Caswell received his bachelor of arts in economics from Stanford University. Mr. Caswell was nominated for appointment to the Board as one of Cannae Holdings’ two permitted designees to serve on the Company’s Board pursuant to the Shareholders Agreement. We believe Mr. Caswell is qualified to serve on the System1 Board because of his extensive leadership experience at public companies.
John Civantos has been a member of our Board of Directors since February 2022. Mr. Civantos has been a Senior Partner at Avance Investment Management since April 2022. From August 2020 to March 2022, Mr. Civantos

served as Co-Head of Private Capital Group at MSD Partners, L.P. Prior to MSD Partners, Mr. Civantos served as a Managing Partner and was a member of the Investment Committee at Court Square Capital Partners, a U.S. middle market private equity firm, where he worked from April 2004 to March 2019. At Court Square Capital Partners, Mr. Civantos was primarily involved in the firm’s efforts investing in the Business Services and Technology sectors. Mr. Civantos received his BA from Duke University and his MBA from the Wharton School of the University of Pennsylvania. He also holds an M.A. in International Affairs from the Johns Hopkins School of Advanced International Studies. We believe Mr. Civantos is qualified to serve on the System1 Board of Directors because of his extensive financial and investing experience.
Tanmay Kumar has served as a member of our Board of Directors since August 2023. Mr. Kumar has over 12 years of investment and financial experience, and is currently an investment professional and Partner at Bridgeport Partners. Prior to Bridgeport Partners, Mr. Kumar was a Principal on the investment team at Motive Partners. Prior to Motive Partners, Mr. Kumar was an investment professional at Wafra, Inc., in the Alternative Investments Division. Prior to Wafra, Mr. Kumar was an investment professional at Phillips Academy Andover in the school’s Investment Office. Mr. Kumar serves as an advisor to Jiko Group, Inc., a technology company that owns and operates an OCC-chartered national bank and a registered broker-dealer. Mr. Kumar received a bachelor of arts in economics from New York University and is a CFA charterholder. We believe Mr. Kumar is qualified to serve on the System1 Board of Directors because of his extensive financial and investing experience.
Caroline Horn has served as a member of our Board of Directors since January 2022 in connection with the closing of the Business Combination. Ms. Horn has been a Partner of Andreessen Horowitz since April 2012 where she provides strategic advice to portfolio founders and CEOs on how to assess, hire, develop and retain the best executive talent. Additionally, Ms. Horn has served as an advisor at Strava since April 2014 where she provides strategic advice on hiring and people related issues. Previously, Ms. Horn served as an Executive Recruiting Manager and Executive Recruiter for Global Leadership for Google, Inc. (NYSE: GOOGL) from September 2004 to April 2012. Ms. Horn holds a bachelor’s degree in Anthropology from Dartmouth College. We believe Ms. Horn is qualified to serve on the System1 Board of Directors because of her leadership experience and expertise in company scaling and technology sectors.
Charles Ursini has been a member of our Board of Directors since April 2024. Mr. Ursini was a Co-Founder of the Company’s predecessor business, and currently serves as the Company’s President & Chief Operating Officer. Previously, Mr. Ursini served as the Company’s first chief executive officer from its initial founding as OpenMail in 2014 until 2019, and also served as a Director of OpenMail/S1 Holdco (the Company’s predecessor entities) until January 2022, when the Company’s business combination with Trebia Acquisition Corp. was consummated. Prior to System1, Mr. Ursini served in various roles at Leaf Group Ltd. (formerly Demand Media, Inc.) where he oversaw several business units including B.I., Analytics, Monetization & Optimization, and Demand Studios, and most recently held the position of Executive Vice President, Platforms. Prior to Leaf Group/Demand Media, Mr. Ursini was an analyst at Amazon, and started his career as a bond trader at Morgan Stanley and UBS. Mr. Ursini was the EY National Entrepreneur of the Year for Media, Entertainment & Communications in 2018, together with System1’s other co-founder, Michael Blend. Mr. Ursini received a BBA in Finance & Accounting from Washington State University and his MBA from the University of Southern California. We believe Mr. Ursini is qualified to serve on the System1 Board because of his substantial operational and executive experience in the digital advertising and technology industries. Mr. Ursini was nominated for appointment to the Board as one of the Management Founders’ two permitted designees to serve on the Company’s Board pursuant to the Shareholders Agreement.
Moujan Kazerani has been a member of our Board of Directors since January 2022. She has been a Founding Partner of Stibel Investments since co-founding it in December 2010, and Bryant Stibel since co-founding it in November 2013. Previously, Ms. Kazerani served as General Counsel, Chief Compliance Officer & Head of HR and Culture at Dun & Bradstreet Credibility Corporation and later as Leader of Global Corporate Strategy for D&B from September 2010 to July 2017. Prior to D&B, Ms. Kazerani served as General Counsel & Secretary at Zag.com which launched and merged with TrueCar, Inc. from November 2006 to September 2010, and advised on the company’s compensation and audit committees of the board. Ms. Kazerani started her career as a corporate associate at Gibson, Dunn & Crutcher LLP. Ms. Kazerani currently serves on the board of directors of Revenue.IO. She received her JD from The UCLA School of Law and holds a bachelor’s degree in psychology from U.C. Berkeley.

We believe Ms. Kazerani is qualified to serve on the System1 Board because of her substantial operational and executive experience.
Frank R. Martire, Jr. has been a member of our Board of Directors since January 2022. Mr. Martire has served as the Executive Chairman of Bridgeport Partners since inception. He served as the Executive Chairman of NCR Corporation (now separated into two distinct financial technology companies: NCR Voyix and NCR Atleos) since May 2018. Previously, Mr. Martire served as Chairman of FIS from January 2017 to May 2018, Executive Chairman of FIS from January 2015 to December 2016, and chairman of the board and Chief Executive Officer of FIS from April 2012 to January 2016. Mr. Martire joined FIS as President and Chief Executive Officer after its acquisition of Metavante in October 2009, where he had served as chairman of the board and Chief Executive Officer since January 2003. Mr. Martire served as President and Chief Operating Officer of Call Solutions, Inc. from 2001 to 2003 and president and Chief Operating Officer, Financial Institution Systems and Services Group of Fiserv from 1991 to 2001. He has also served on the boards of Cannae Holdings, Inc. since November 2017 and Foley Trasimene since May 2020. Mr. Martire received a master's degree in finance from the University of New Haven and a bachelor's degree in economics from Sacred Heart University. Mr. Martire was nominated for appointment to the Board as one of Cannae Holdings’ two permitted designees to serve on the Company’s Board pursuant to the Shareholders Agreement, dated as of January 27, 2022 (the “Shareholders Agreement”), by and among the (i) Company, (ii) Trasimene Trebia, L.P. and BGPT Trebia LP (the “Trebia Sponsors”), (iii) Cannae Holdings, Inc. (“Cannae Holdings” and, together with the Trebia Sponsors, the “Trebia Investors”), (iv) Michael Blend, (v) Chuck Ursini, (vi) Nick Baker and (vii) Just Develop It Ltd. (“JDI” and, together with Messrs. Blend, Ursini and Baker, the “Founder Shareholders”). We believe Mr. Martire is qualified to serve on the System1 Board because of his extensive leadership experience at public companies.
Taryn Naidu has served as a member of our Board of Directors since August 2023. Mr. Naidu brings more than 20 years of entrepreneurial and executive experience across multiple technology-based industries serving as both CEO and COO. Mr. Naidu currently serves as a Partner & Executive Officer at Arrington Capital, which he has served since 2023. Prior to Arrington Capital, Mr. Naidu served as the COO at Rigetti Computing from 2019 to 2022, where he was instrumental in the business operations as well as leading multiple financing rounds for the company, including its public offering through a deSPAC merger. Prior to Rigetti Computing, Mr. Naidu was the CEO and a member of the Board of Directors of Rightside Group Ltd. upon its business separation from Leaf Group Ltd. in 2014, where he led one of the leading domain services companies until its sale to Identity Digital in 2017. Mr. Naidu received a B.Sc. in computer science from the University of Regina. We believe Mr. Naidu is qualified to serve on the System1 Board of Directors because of his substantial leadership experience and media expertise.

Executive Officers

Below is biographical information for each of our current executive officers, other than Michael Blend and Charles Ursini (whose biographical information is shown under “Information About Our Director Nominees” on page 5) as of April 25, 2025. Each executive officer serves at the discretion of the Board of Directors and the Chief Executive Officer.

Name	Age	Position
Michael Blend	57	Chief Executive Officer and Chairman
Charles Ursini	49	President & Chief Operating Officer, Director
Brian Coppola	52	Chief Ad Operations Officer
Tridivesh Kidambi	43	Chief Financial Officer
Elizabeth Sestanovich	61	Chief People Officer
Daniel Weinrot	51	General Counsel and Corporate Secretary

Brian Coppola has been System1’s chief ad operations officer since April 2025, and previously served as System1’s chief product officer from June 2019 to April 2025, and as vice president and then executive vice president of product from October 2015 to June 2019. Prior to System1, Mr. Coppola was the senior vice president of product at Amobee from 2013 to 2015, which he joined via SingTel’s acquisition of Adconion Direct in 2014. Mr. Coppola holds a bachelor’s degree in finance from Loyola Marymount University.

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
Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders during the fiscal year ended December 31, 2024, were filed within the requisite filing deadline except a corresponding Form 4 for each Messrs. Kidambi, Coppola and Weinrot and Ms. Sestanovich to reflect the non-sale disposition of shares in connection with the net settlement of certain previously restricted stock unit awards upon vesting due to a timely notification issue in October 2024.
CORPORATE GOVERNANCE
We are committed to continually enhancing our strong corporate governance practices, which we believe helps us sustain our success and build long-term value for our stockholders. Our Board of Directors sets high standards for our employees, officers and directors. Implicit in this philosophy is the importance of sound corporate governance. It is the duty of the Board to serve as a prudent fiduciary for shareholders and to oversee the management of the Company’s business. Our governance structure enables independent, experienced and accomplished directors to provide advice, insight, guidance and oversight to advance the interests of the Company and our stockholders.
Director Independence
New York Stock Exchange (“NYSE”) listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board has considered information provided by the directors and management with regard to the business and personal activities, relationships and related party transactions of each director. Our

Board has determined that Mmes. Horn and Kazerani and Messrs. Caswell, Civantos, Kumar, Martire and Naidu are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Background and experience of directors
Our nominating and corporate governance committee is responsible for reviewing with our Board, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:
•personal and professional integrity;
•ethics and values;
•experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•experience in the industries in which we compete;
•leadership skills;
•experience as a board member or executive officer of another publicly held company;
•conflicts of interest; and
•practical and mature business judgment.

Role of the Board in risk oversight
Our Board has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our Board is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks, and operational risks. The compensation committee is responsible for overseeing the management of risks relating to our human capital and executive compensation plans and arrangements. The audit committee is responsible for overseeing the management of risks relating to accounting matters, financial reporting, and cybersecurity. The nominating and corporate governance committee is responsible for overseeing the management of risks associated with the independence of our board of directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed about such risks through discussions from committee members. We believe that our board’s leadership structure supports effective risk management because it allows independent directors at the board level and on our committees to exercise oversight over management.
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
Attendance at Meetings
During the year ended December 31, 2024, our Board of Directors met six (6) times, and acted by unanimous written consent two (2) times. Each member of the Board of Directors attended at least 75 percent of the meetings of our Board of Directors and the meetings of any of our board committees on which each member of the Board of Directors served that were held during the term of each such director. Our Board of Directors and each of the board committees also acted by way of various unanimous written consents during the year ended December 31, 2024. In addition, the compensation committee, the audit committee and the Board of Directors met, at times, without management present in executive session.
Although we do not have a formal policy regarding attendance by members of our Board of Directors at our Annual Meeting of Stockholders, we encourage our directors to attend (whether in person or by teleconference).
Board Committees
Our Board of Directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Our Board of Directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.
The current composition of each board committee is set forth below.

Director	Compensation Committee	Audit Committee	Nominating and Corporate Governance Committee
Michael Blend*
Ryan Caswell
John Civantos			✓
Catherine Horn			C
Moujan Kazerani	C	✓
Tanmay Kumar
Frank R. Martire, Jr.		C
Taryn Naidu	✓	✓
Charles Ursini
_______________
✓    Member
C    Chairperson
*    Chairman of the Board
Audit committee
Our audit committee consists of Frank R. Martire, Jr., Moujan Kazerani and Taryn Naidu, with Mr. Frank R. Martire, Jr. serving as chair. Rule 10A-3 of the Exchange Act and the NYSE rules require that our Audit Committee be composed entirely of independent members. Our Board of Directors has affirmatively determined that Messrs. Martire and Naidu, and Mrs. Kazerani each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our Audit Committee also meets the financial literacy requirements of NYSE listing standards. In addition, our Board of Directors has determined that Mr. Martire qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Further, Mr. Kumar has attended our audit committee meetings and served as an advisor since the inception of his Board tenure in 2023. Our audit committee held ten (10) meetings in 2024.
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
•establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and
•preparing the audit committee report found after the proposals presented in this proxy statement that the rules and regulations of the SEC require to be included in our annual proxy statement.
Our audit committee also reviews the related party transaction policy described under “Certain Relationships and Related Party Transactions.” Our audit committee operates under a written charter which is available on our website at https://ir.system1.com/governance/governance-documents/default.aspx.
Compensation committee
Our compensation committee consists of Moujan Kazerani and Taryn Naidu, with Ms. Kazerani serving as chair. Our board of directors has determined that each of the compensation committee members is a non-employee member of our board of directors as defined in Rule 16b-3 under the Exchange Act. The composition of our compensation committee meets the requirements for independence under the current NYSE rules and current SEC rules and regulations. Decisions regarding the compensation of our executive officers have historically been made by the compensation committee. Our compensation committee held four (4) meetings in 2024 and acted by unanimous written consent two (2) times.
The compensation committee is responsible for, among other things:
•reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating our chief executive officer’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the board of directors), determining and approving our chief executive officer’s compensation level based on such evaluation;
•reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives, and other benefits;
•reviewing and recommending the compensation of our directors;

•reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure when required by SEC rules;
•preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and
•reviewing and making recommendations with respect to our equity compensation plans.
Our compensation committee operates under a written charter which is available on our website at https://ir.system1.com/governance/governance-documents/default.aspx.
Nominating and corporate governance committee
Our nominating and corporate governance committee consists of Caroline Horn and John Civantos, with Ms. Horn serving as chair. The composition of our nominating and governance committee meets the requirements for independence under the current NYSE rules and current SEC rules and regulations. Our nominating and corporate governance committee held five (5) meetings in 2024.
The nominating and corporate governance committee is responsible for, among other things:
•assisting our board of directors in identifying prospective director nominees and recommending nominees to the board of directors;
•overseeing the evaluation of the board of directors and management;
•reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and
•recommending members for each committee of our board of directors.
Our nominating and corporate governance committee operates under a written charter which is available on our website at https://ir.system1.com/governance/governance-documents/default.aspx.
Compensation committee interlocks and insider participation
None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or compensation committee.
The Company’s Director Nomination Process
As indicated above, our nominating and corporate governance committee oversees the director nomination process. This committee is responsible for assisting the Board of Directors in establishing minimum qualifications for director nominees, including qualities and skills that members of our Board of Directors are expected to possess. Under our nominating and corporate governance committee charter, these criteria include the following:
•personal and professional integrity;
•ethics and values;
•experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•experience in the industries in which we compete;
•leadership skills;

•experience as a board member or executive officer of another publicly held company;
•conflicts of interest; and
•practical and mature business judgment.
Our nominating and corporate governance committee identifies and evaluates individuals qualified to become members of our Board of Directors. Our nominating and corporate governance committee then recommends that our Board of Directors select the director nominees for the election at the next annual meeting of stockholders, or to fill vacancies on our Board of Directors occurring between annual meetings of the stockholders.
We believe it is important to have an appropriate mix of diversity for the optimal functionality of the Board of Directors. Our nominating and corporate governance committee charter requires that the committee consider each candidate’s qualities and skills and our nominating and corporate governance committee considers each candidate’s background, diversity, ability, judgment, skills and experience in the context of the needs and current make-up of the Board of Directors when evaluating director nominees. The Board of Directors believes it is important for each member of the Board of Directors to possess skills and knowledge in the areas of leadership of large, complex organizations; finance; strategic planning; laws and regulations; government relations; and relevant industries, especially the e-commerce space. These considerations help ensure that the Board of Directors as a whole has the appropriate mix of diversity, characteristics, skills and experiences for the optimal functioning of the Board of Directors in its oversight of our Company. As part of its periodic self-assessment process, the nominating and corporate governance committee reviews and evaluates its performance, including overall composition of the Board of Directors and the criteria that it uses for selecting nominees in light of the specific skills and characteristics necessary for the optimal functioning of the Board of Directors in its oversight of our Company. The nominating and corporate governance committee considers all of the criteria described above, including the candidate’s diversity, in identifying and selecting nominees and in the future may establish additional minimum criteria for nominees.
The nominating and corporate governance committee will consider nominees for the Board of Directors who are recommended by stockholders who meet the eligibility requirements for submitting stockholder proposals for inclusion in the Company’s next proxy statement. If an eligible stockholder wishes to recommend a nominee, he or she should submit such recommendation in writing to the Chair, nominating and corporate governance committee, c/o Corporate Secretary of the Company, System1, Inc. 4235 Redwood Avenue, Los Angeles, California 90066, by the deadline for stockholder proposals set forth in the Company’s last proxy statement, specifying the information required by the nominating and corporate governance committee charter. All such recommendations will be brought to the attention of the nominating and corporate governance committee, and the nominating and corporate governance committee shall evaluate such director nominees in accordance with the same criteria applicable to the evaluation of all director nominees.
General Nomination Right of All Stockholders. Any stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our Second Amended and Restated Bylaws (our “Bylaws”). In order for a stockholder’s director nomination to be timely, the stockholder must deliver written notice to our secretary not later than the close of business on the 120th day prior to the anniversary date of the immediately preceding annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or the annual meeting is called for on a date that is not within thirty days before or sixty days after such anniversary date, notice by the stockholder must be so received not more than the hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the ninetieth (90th) day prior to such annual meeting or, if later, the tenth (10th) day following the date on which public announcement of the date of such meeting is first made. Such notification must contain the written consent of each proposed nominee to serve as a director if so elected and all other information required in Section 2.5 of our Bylaws.
Director Compensation
The information contained in “Executive and Director Compensation—Director Compensation” is incorporated herein by reference.

Stockholder Engagement
Management and directors engage with our stockholders throughout the year in a variety of forums. Our interactions cover a broad range of governance and business topics, including proxy access, board elections, compensation practices, peer group composition and business strategy. Our engagement activities and meaningful exchanges to which we have been exposed provide us with a valuable understanding of our shareholders’ perspectives and an opportunity to share views with them. We look forward to maintaining an open line of dialogue with our stockholders.
We encourage you to visit the Governance area of the “Investors” section of our website (https://ir.system1.com/governance/governance-documents/default.aspx) where you will find detailed information about our corporate governance practices and policies, including our nominating and corporate governance committee charter.
Communications with Directors
Stockholders who would like to send communications to our Board of Directors, any board committee or to any individual director may do so by submitting such communications to Corporate Secretary, c/o System1, Inc., 4235 Redwood Avenue, Los Angeles, California 90066. We suggest, but do not require, that such submissions include the name and contact information of the stockholder making the submission and a description of the matter that is the subject of the communication. The Corporate Secretary will then distribute such information to our Board of Directors for review. Communications received by the Company may be reviewed by the Corporate Secretary to ensure appropriate and careful review of the matter.
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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2024 Summary Compensation Table” below. In 2024, our “named executive officers” and their positions were as follows:

•Michael Blend, Chief Executive Officer
•Charles Ursini, Chief Operating Officer
•Tridivesh Kidambi, Chief Financial Officer
•Marc Mezzacca, President, CouponFollow

Messrs. Blend and Ursini did not receive any cash compensation from us during 2024 or 2023.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael Blend	2024	—	—	2,355,541	—	32,812	2,388,353
Chief Executive Officer	2023	—	—	—	—	36,507	36,507
Charles Ursini	2024	—	—	2,355,541	—	21,678	2,377,219
Chief Operating Officer	2023	—	—	—	—	19,823	19,823
Tridivesh Kidambi	2024	450,000	303,508	800,551	150,000	31,794	1,735,853
Chief Financial Officer	2023	350,000	417,391	143,000	—	83,192	993,583
Marc Mezzacca	2024	35,568	41,512	2,448,709	—	34,019	2,559,808
President, CouponFollow	2023	35,568	—	2,390,786	—	1,200	2,427,554
_______________

(1)For fiscal year 2024, amounts reflect (i) for Mr. Kidambi, a one-time bonus of $113,994 paid in recognition of his efforts in connection with the successful Dutch Auction tender offer related to the purchase and retirement of a portion of the Company's term loan debt; and four spot bonuses totaling $189,514 paid in recognition of his performance throughout the year and (ii) for Mr. Mezzacca, the cash settlement of equity stay bonuses in connection with the Company’s acquisition of CouponFollow in 2022. For additional information on the amounts described in this Note 1, see “2024 Cash Incentive Compensation” below.
(2)For fiscal year 2024, amounts reflect (i) for Messrs. Blend and Ursini, the grant-date fair market value of stock appreciation rights granted in 2024, (ii) for Mr. Kidambi, the grant-date fair market value of restricted stock units and stock appreciation rights granted in 2024, and (iii) for Mr. Mezzacca, the grant-date fair market value of shares awarded as payment of an earnout in connection with the Company’s acquisition of CouponFollow in 2022, in each case, computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all stock awards made to our named executive officers in Note 16 Stock-Based Compensation to our consolidated financial statements included in this prospectus. For additional information, see “Equity Compensation” below.
(3)For fiscal year 2024, amount reflected is for Mr. Kidambi, an annual bonus of $150,000 based on our 2023 operating and financial performance, including our annual adjusted EBITDA performance, as well as individual performance.
(4)For fiscal year 2024, all other compensation consisted of:
(1)For Messrs. Blend and Ursini, Company payment of their health and welfare benefit plan premiums.
(2)For Mr. Kidambi, an employer-match contribution to our 401(k) plan in the amount of $19,297; a fitness stipend in the amount of $360; and Company payment of his health and welfare benefit plan premiums in the amount of $12,137.
(3)For Mr. Mezzacca, Company payment of his health and welfare benefit plan premiums in the amount of $32,819; and a technology stipend of $1,200.

2024 Salaries

Each of our named executive officers (other than Messrs. Blend and Ursini) receive a base salary to compensate for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting and accounting for the executive’s skill set, experience, role and responsibilities. Effective February 20, 2024, in consideration of the fact that Mr. Kidambi (along with our other executive officers who receive base compensation) had not received an increase in base compensation since January 2022, the base salary for Mr. Kidambi was increased from $350,000 to $450,000. Mr. Mezzacca’s base salary during fiscal year 2024 was $35,568. The aggregate base salary amounts earned by our named executive officers for 2024 are set forth above in the Summary Compensation Table in the column entitled “Salary”.

2024 Cash Incentive Compensation

2024 Annual Cash Incentive Compensation

Mr. Kidambi is eligible to earn an annual cash incentive under our annual incentive program targeted at $300,000 based on our operating and financial performance, including our annual adjusted EBITDA performance, as well as individual performance. Messrs. Blend, Ursini and Mezzacca do not currently (and did not in 2024) participate in our annual cash incentive program. Based on the Company’s and Mr. Kidambi’s performance against these metrics during fiscal year 2024, Mr. Kidambi received an annual bonus of $211,800 for fiscal year 2024 under our annual incentive program, which amount was paid to Mr. Kidambi in the first quarter of 2025.

One-Time Bonuses

On January 19, 2024, we paid a one-time bonus to Mr. Kidambi in the amount of $113,994 in recognition of his efforts in connection with the successful Dutch Auction tender offer related to the purchase and retirement of a portion of the Company's term loan debt.

Additionally, during fiscal year 2024, Mr. Kidambi received a discretionary cash bonus in the amount of $189,514, which was paid in four substantially equal installments over the course of the year in order to reward Mr. Kidambi’s extraordinary efforts during 2024 and provide additional incentive in light of the decline in value of certain other non-cash incentives previously awarded to Mr. Kidambi.

Equity Compensation

Only July 1, 2024, Messrs. Blend, Ursini and Kidambi were granted stock appreciation right awards of 2,500,000, 2,500,000 and 700,000, respectively. These awards will vest based on our achievement of Adjusted EBITDA performance targets defined in the 2024 stock appreciation rights plan and is subject to the applicable executive’s continued service through the applicable vesting date.

Additionally, on July 18, 2024, Mr. Kidambi was granted awards of 100,000 restricted stock units. Each award is scheduled to vest ratably through January 15, 2027, subject to Mr. Kidambi's continued service through the applicable vesting dates.

Further, on March 6, 2024, Mr. Mezzacca was issued a one-time award of 1,391,312 shares of our Class A Common Stock as payment in respect of a portion of the earnout due in connection with the Company’s acquisition of CouponFollow in March 2022, which award was issued pursuant to the System1, Inc. Earn-out Inducement Equity Incentive Plan approved in connection with the CouponFollow acquisition. Please see Note 6 – Accrued Expenses and Other Current Liabilities to our consolidated financial statements included in this prospectus for additional information.

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
We believe the benefits and perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.
No Tax Gross-Ups
We do not make gross-up or similar payments to cover any of our named executive officers’ personal income taxes that may pertain to compensation or perquisites paid or provided by our company, including with respect to any taxes that may arise under or by operation of Internal Revenue Code Sections 280G or 409A.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards held by Messrs. Blend, Ursini and Kidambi as of December 31, 2024. Mr. Mezzacca did not hold any outstanding equity awards as of December 31, 2024.

		Stock Awards
Name and Grant Date	Type of Award	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael Blend
7/1/2024	SARs-Tranche1			625,000	$492,474
7/1/2024	SARs-Tranche2			625,000	595,755
7/1/2024	SARs-Tranche3			625,000	623,162
7/1/2024	SARs-Tranche4			625,000	644,150
Total				2,500,000	$2,355,541
Charles Ursini
7/1/2024	SARs-Tranche1			625,000	$492,474
7/1/2024	SARs-Tranche2			625,000	595,755
7/1/2024	SARs-Tranche3			625,000	623,162
7/1/2024	SARs-Tranche4			625,000	644,150
Total				2,500,000	$2,355,541
Tridivesh Kidambi
5/10/2022	RSU (2)	30,000	$26,949
7/18/2024	RSU	100,000	89,830
7/1/2024	SARs-Tranche1			175,000	$137,893
7/1/2024	SARs-Tranche2			175,000	166,811
7/1/2024	SARs-Tranche3			175,000	174,485
7/1/2024	SARs-Tranche4			175,000	180,362
Total		130,000	$116,779	700,000	$659,551
_________________
(1)Amounts shown were determined by multiplying the number of shares or units shown in the table by the closing price of our common stock on December 31, 2024 (the last trading day of our last completed fiscal year) of $0.8983 per share.
(2)Represents restricted stock units that are scheduled to vest (or did vest, as applicable) as to (i) five percent (5%) on the first anniversary of the vesting commencement date, (ii) eleven and one-quarter percent (11.25%) on the next four (4) quarterly anniversaries of the vesting commencement date, and (iii) six and one-quarter percent (6.25%) on the next eight (8) quarterly anniversaries of the vesting commencement date thereafter, in each case, subject to the executive’s continued service through the applicable vesting date.
Executive Compensation Arrangements
During 2024, we were parties to employment agreements with Messrs. Kidambi and Mezzacca, the terms of which are summarized below. Neither of Messers. Blend or Ursini were party to an employment agreement with us during 2024.
Tridivesh Kidambi Employment Agreement
We are (and were during 2024) party to an employment agreement with Mr. Kidambi, pursuant to which Mr. Kidambi serves as our Chief Financial Officer. Mr. Kidambi’s employment agreement sets forth the initial terms and conditions of his employment, including his initial base salary and signing bonus. Under his employment agreement, if Mr. Kidambi’s employment with us is terminated without “cause” (as defined therein) or by Mr. Kidambi for “good reason” (as defined therein), he will be eligible for the following severance benefits: (i) continued payment of his then-current base salary for 3 months and (ii) company-subsidized COBRA premiums for up to 6 months.
Marc Mezzacca Employment Agreement
We are (and were during 2024) party to an employment agreement with Mr. Mezzacca, pursuant to which Mr. Mezzacca serves as our President, CouponFollow. Mr. Mezzacca’s employment agreement sets forth the initial terms and conditions of his employment, including his initial base salary. Under his employment agreement, if Mr. Mezzacca’s employment with us is terminated without “cause” (as defined therein) or by Mr. Mezzacca for “good reason” (as defined therein), he will be eligible for the following severance benefits: (i) a severance payment of $125,000 payable over 6 months, and (ii) company-subsidized COBRA premiums for up to 6 months. Mr. Mezzacca’s employment plan also references the earnout in connection with the Company’s acquisition of CouponFollow. On September 6, 2023, in connection with the modification of a holdback payment due to the sellers of CouponFollow, the Company modified Mr. Mezzacca’s employment plan with respect to certain conditions to the earnout. Please see Note 6 – Accrued Expenses and Other Current Liabilities to our consolidated financial statements included in this prospectus for more information on the earnout

2024 DIRECTOR COMPENSATION

The following individuals served as our non-employee directors in 2024: Ryan Caswell, John Civantos, Dexter Fowler, Caroline Horn, Moujan Kazerani, Tanmay Kumar, Frank Martire, Jennifer Prince and Taryn Naidu. Mr. Fowler and Ms. Prince voluntarily resigned from our Board of Directors effective April 2025. We maintain a Non-Employee Director Compensation Program, the terms of which are further discussed below under “—Director Compensation Program”.
Pursuant to the Non-Employee Director Compensation Program, we awarded restricted stock units covering shares of our Class A Common Stock to our non-employee directors during fiscal year 2024 upon their (i) upon their re-election to the Board (in the case of our Class II Directors, including Mr. Martire Jr. and Ms. Kazerani at the Company’s annual meeting of shareholders held in June 2024 and (ii) in connection with their continued service on the Board (in the case of our non-employee Class I and Class III Directors, including Mses. Horn and Prince and Messrs. Caswell, Civantos, Fowler, Kumar and Naidu). Twenty-five percent of the restricted stock units subject to each such award vested commencing on September 15, 2024 and each quarterly anniversary thereafter through June 15, 2024, subject to the applicable non-employee director’s continued service through the applicable vesting date.
The table below summarizes the value of the compensation we paid to our non-employee directors during the year ended December 31, 2024, all of which was paid in the form restricted stock units awarded under the Company’s Non-Employee Director Compensation Program:

Name	Stock Awards ($)(1)	Total ($)
John Civantos	190,000	190,000
Dexter Fowler(2)	190,000	190,000
Caroline Horn	195,000	195,000
Moujan Kazerani	220,000	220,000
Tanmay Kumar	180,000	180,000
Frank Martire	230,000	230,000
Taryn Naidu	210,000	210,000
Jennifer Prince(2)	190,000	190,000
Ryan Caswell	214,200	214,200
__________________

(1)Amounts reflect the full grant-date fair value of restricted stock units granted during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our directors in Note 16 - Stock-Based Compensation to our annual consolidated financial statements.
(2)Renounced their non-employee director positions in 2025.
The aggregate unvested restricted stock units held as of December 31, 2024 by each non-employee director who was serving as of December 31, 2024 were as follows: John Civantos - 63,334; Dexter Fowler - 63,334; Caroline Horn - 65,000; Moujan Kazerani - 73,334; Tanmay Kumar - 60,000; Frank Martire - 76,667; Taryn Naidu - 70,001; Jennifer Prince - 63,334; and Ryan Caswell - 60,000.
Additionally, we reimbursed our non-employee directors for their reasonable expenses incurred in attending meetings of the Board and its committees, as well as for certain expenses incurred in connection with attending corporate governance programs. In fiscal year 2024, we also paid cash compensation to the members of the Board of Directors who served on the Special Committee of the Board from July 2023 to November 2023, which Special Committee was established to consider, evaluate and negotiate the sale of Protected, which sale was consummated on November 30, 2023. In January 2024, we paid cash compensation of $117,500 to Ms. Kazerani, who served as the chairperson of the Special Committee, and $94,000 and $74,000 to Mr. Martire and Mr. Kumar, respectively, in connection with their respective service on such Special Committee. The amounts paid to the members of the Special Committee were based on (i) the role in which they served on such Special Committee and (ii) the number of meetings of the Special Committee which each such member attended.
Director Compensation Program
Commencing with the Company’s annual stockholders meeting in 2024, eligible directors are entitled to receive equity compensation for their service on the Board under the Non-Employee Director Compensation Program as follows:
1.Annual Awards. The Company will grant an award of restricted stock units with a grant date fair value of $180,000, to each eligible director who is serving on the Board as of the date of the Company’s annual stockholders meeting or who is initially elected or appointed to serve on the Board at such annual meeting and, in either case, who will continue to serve on the Board immediately following such annual meeting.
2.Initial Awards. For eligible directors initially elected or appointed to serve on the Board after the Company’s annual stockholders meeting (and other than on the date of an annual meeting), the Company will grant an award of restricted stock units with a grant date fair value of $180,000, multiplied by a fraction, (a) the numerator of which is the difference between 365 and the number of days from the immediately preceding annual stockholders meeting date through the appointment or election date and (b) the denominator of which is 365.
3.Committee Awards. The Company will grant to eligible directors serving on a committee of the Board awards of restricted stock units as follows (prorated for any partial year of service):
1.Audit Committee Awards. The Company will grant an award of restricted stock units with a grant date fair value of $50,000, to the eligible director who serves as Chairperson of the Audit Committee and an award of restricted stock units with a grant date fair value of $20,000 to each eligible director who serves as a member of the Audit Committee (other than the Chairperson of the Audit Committee).
2.Compensation Committee Awards. The Company will grant an award of restricted stock units with a grant date fair value of $20,000, to the eligible director who serves as Chairperson of the Compensation Committee and an award of restricted stock units with a grant date fair value of $10,000 to each eligible director who serves as a member of the Compensation Committee (other than the Chairperson of the Compensation Committee).
3.Nominating and Corporate Governance Committee Awards. The Company will grant an award of restricted stock units with a grant date fair value of $15,000, to the eligible director who serves as

Chairperson of the Nominating and Corporate Governance Committee and an award of restricted stock units with a grant date fair value of $10,000, to each eligible director who serves as a member of the Nominating and Corporate Governance Committee (other than the Chairperson of the Nominating and Corporate Governance Committee).
The number of shares subject to any award is determined by dividing the value of such award (subject to proration as provided in the terms of the Non-Employee Director Compensation Program) by the closing price for the Company’s Class A Common Stock on the NYSE (or any applicable securities exchange on which the Company’s Class A Common Stock is then-listed) on the applicable grant date (or on the immediately preceding trading day if the applicable grant date is not a trading day). Each award vests as to twenty-five percent (25%) of the award on each of the first three (3) quarterly anniversaries of the applicable grant date, and as to the remaining twenty-five percent (25%) of the award on the earlier to occur of (x) the one-year anniversary of the applicable grant date and (y) the date of the next annual meeting of stockholders following the grant date, subject to the applicable eligible director’s continued service on the Board (or a committee of the Board, as applicable).
All awards of the Non-Employee Director Compensation Program will be granted under, and shall be subject to the terms and provisions of, the Award Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information known to us with respect to beneficial ownership of our common stock as of April 15, 2025 for (i) each member of our Board, (ii) each holder of 5.0% or greater of our common stock, (iii) our Named Executive Officers and executive officers, and (iv) all executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options, restricted stock units or other equity awards that are exercisable or vest within 60 days following April 15, 2025 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that stockholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares beneficially owned is based on 75,178,434 shares of Class A Common Stock and 18,703,676 shares of Class C Common Stock outstanding as of April 15, 2025 Except as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares of Class A Common Stock†	Class A Common Stock Beneficial Ownership Percentage	Voting Power Percentage††
Directors and Executive Officers
Michael Blend (1)	35,000	*	*
Brian Coppola (2)	549,773	*	*
Tridivesh Kidambi (3)	1,403,676	1.9%	1.5%
Beth Sestanovich (4)	405,333	*	*
Daniel Weinrot (5)	239,125	*	*
Charles Ursini (6)	702,560	*	*
Ryan Caswell (7)	235,778	*	*
John Civantos (8)	481,746	*	*
Caroline Horn (9)	223,181	*	*
Moujan Kazerani (10)	481,746	*	*
Tanmay Kumar (11)	201,967	*	*
Frank R. Martire, Jr. (12)	4,716,631	6.3%	5.0%
Taryn Naidu (13)	235,628	*	*
All Directors and Executive Officers (13 Individuals)	9,912,144	13.2%	10.4%

Greater than 5% Holders
Cannae Holdings, LLC (14)	27,012,794	35.9%	28.8%
Stanley Blend (15)	11,558,471	15.4%	12.3%
CEE Holdings Trust (16)	13,592,663	18.1%	14.3%
William P. Foley (17)	3,904,734	5.2%	4.2%
__________________
*Represents beneficial ownership of less than 1%.
†Represents shares of Class A Common Stock that the stockholders shown (i) beneficially own as of April 15, 2025 or (ii) have the right to acquire within 60 days upon exercise of (a) warrants, stock options, RSUs and other equity awards held by the stockholder or (b) the stockholder’s redemption right of any Class B Units in System1 Holdings held by such stockholder as described in the immediately subsequent footnote below. The shares included in this column are deemed to be outstanding in calculating the percentage ownership of Class A Common Stock of such stockholder, but are not deemed to be outstanding as to any other stockholder.
††Includes shares that the stockholders shown have the right to acquire as of April 15, 2025 or within 60 days thereafter as described in immediately preceding footnote above. Assumes redemption of all Class B Units by all members of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company) for shares of Class A Common Stock, which would have resulted in an additional 18,703,686 shares of Class A Common Stock outstanding as of April 15, 2025. Holders of Class B Units of System1 Holdings are entitled to have their Class B Units of System1 Holdings exchanged or redeemed for Class A Common Stock on a one-for-one basis or, at the election of the Company, a cash payment in an amount per Class B Unit of System1 Holdings redeemed and calculated based on the volume weighted average market price of a share of Class A Common Stock at the time of redemption. The Class B Units of System1 Holdings do not have voting rights, but holders of Class B Units of System1 Holdings own a corresponding number of shares of Class C Common Stock of the Company, which have voting rights and vote together with the shares of Class A Common Stock.
(1)Consists of 35,000 Public Warrants exercisable for 35,000 shares of Class A Common Stock at an exercise price of $11.50 per share. Excludes: (i) 468,113 shares of Class A Common Stock held by OpenMail2 and (ii) 1,045,077 shares of Class A Common Stock and 251,379 Class A Common Stock issuable upon the exchange or redemption of 251,379 Class B Units of System1 Holdings (and the corresponding shares of Class C Common Stock of the Company), in each case, directly held by The Blend Family Foundation. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof, and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2. The directors of The Blend Family Foundation are Michael Blend, Sandra Blend and Stanley

Blend. The terms of the Public Warrants are set forth in the Warrant Agreement filed with the SEC on June 22, 2020 as Exhibit 4.1 to the Issuer’s Current Report on Form 8-K.
(2)Consists of (i) 210,338 shares of Class A Common Stock and 334,748 shares of Class A Common Stock issuable upon the exchange or redemption of 334,748 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company) held directly by Mr. Coppola and (ii) 4,687 shares of Class A Common Stock issuable within 60 days from unvested RSUs and other equity awards granted to the stockholder.
(3)Consists of (i) 15,000 Public Warrants exercisable for 15,000 shares of Class A Common Stock at an exercise price of $11.50 per share held directly by Mr. Kidambi, (ii) 642,129 shares of Class A Common Stock and 687,830 shares of Class A Common Stock issuable upon the exchange or redemption of 687,830 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held directly by Mr. Kidambi, (iii) 52,467 shares of Class A Common Stock held by Mr. Kidambi’s spouse (who is also an employee of the Company) and (iv) an aggregate of 6,250 shares of Class A Common Stock issuable within 60 days from unvested RSUs and other equity awards collectively granted to Mr. Kidambi. Excludes (i) 468,113 shares of Class A Common Stock held by OpenMail2. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof, and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2. The terms of the Public Warrants are set forth in the Warrant Agreement filed with the SEC on June 22, 2020 as Exhibit 4.1 to the Issuer’s Current Report on Form 8-K.
(4)Consists of (i) 146,371 shares of Class A Common Stock and 255,212 shares of Class A Common Stock issuable upon the exchange or redemption of 255,212 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by Ms. Sestanovich and (ii) 3,750 shares of Class A Common Stock issuable within 60 days from unvested RSUs and other equity awards granted to the stockholder.
(5)Consists of (i) 126,011 shares of Class A Common Stock and 109,364 shares of Class A Common Stock issuable upon the exchange or redemption of 109,364 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by Mr. Weinrot and (ii) 3,750 shares of Class A Common Stock issuable within 60 days from vested RSUs and other equity awards granted to the stockholder.
(6)Consists of (i) 300,000 shares of Class A Common Stock held directly by Mr. Ursini, (ii) 107,974 shares of Class A Common Stock and 294,766 shares of Class A Common Stock issuable upon exchange or redemption of 294,766 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held by FGL Labs, LLC, of which Mr. Ursini is the sole managing member. Excludes (i) 468,113 shares of Class A Common Stock held by OpenMail2 and (ii) 86,773 shares of Class A Common Stock and 368,458 shares of Class A Common Stock issuable upon exchange or redemption of 368,458 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held by the Ursini Childrens Trust, a trust established for the benefit of Mr. Ursini’s children. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof, and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2.
(7)Consists of (i) 205,778 shares of Class A Common Stock held directly by Mr. Caswell and (ii) 30,000 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder.
(8)Consists of (i) 274,467 shares of Class A Common Stock held directly by Mr. Civantos, (ii) 31,667 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder, (iii) 100,000 Public Warrants exercisable for 100,000 shares of Class A Common Stock at an exercise price of $11.50 per share held directly by Mr. Civantos and (iv) 75,612 shares of Class A Common Stock securities held by the John Civantos 2011 Family Trust, which shares held by such trust Mr. Civantos disclaims beneficial interest in such securities except to any pecuniary interest therein.
(9)Consists of (i) 191,681 shares of Class A Common Stock held directly by Ms. Horn and (ii) 32,500 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder.
(10)Consists of (i) 216,256 shares of Class A Common Stock held directly Ms. Kazerani, (ii) 36,668 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder, (iii) 20,500 shares of Class A Common Stock and 40,700 shares of Class A Common Stock issuable upon exercise of 40,700 Public Warrants, in each case, held directly by Mr. Kazerani, the spouse of Ms. Kazerani and (iv) 12,000 shares of Class A Common Stock held by Ms. Kazerani’s in-laws, over which shares Ms. Kazerani’s spouse has voting and dispositive power pursuant to a power of attorney granted to him.
(11)Consists of (i) 171,967 shares of Class A Common Stock held directly by Mr. Kumar and (ii) 30,000 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder.
(12)Consists of (i) 227,418 shares of Class A Common Stock held directly by Mr. Martire, (ii) 38,334 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder, and (iii) 4,450,879 shares of Class A Common Stock directly held by the BGPT Sponsor. The sole general partner of BGPT Sponsor is Bridgeport Partners GP LLC and the sole limited partner of BGPT Sponsor is Bridgeport Partners LP. Each of Frank R. Martire, Jr. and Frank Martire, III serve as a managing member of Bridgeport Partners GP LLC and therefore may be deemed to beneficially own the 4,450,879 shares of Class A Common Stock, and ultimately exercises voting and dispositive power over such shares held by BGPT Sponsor. Each of Frank R. Martire, Jr. and Frank Martire, III disclaims beneficial ownership of these shares and warrants except to the extent of any pecuniary interest therein.
(13)Consists of (i) 200,627 shares of Class A Common Stock held directly by Mr. Naidu and (ii) 35,001 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder.
(14)Consists of shares of Class A Common Stock held directly by Cannae Holdings, LLC, a wholly-owned subsidiary of Cannae Holdings, Inc. The address of the principal business office of Cannae Holdings is 1701 Village Center Circle, Las Vegas, Nevada 89134. Class A Common Stock ownership is based on information known as of March 21, 2024, the date of the reporting person’s most recent Schedule 13D/A filing as of the date of this proxy statement.
(15)Consists of (i) 5,580,610 shares of Class A Common Stock and 5,977,861 shares of Class A Common Stock issuable upon exchange or redemption of 5,977,861 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, directly held by Lone Star Friends Trust, over which Mr. Blend is the trustee with sole voting and dispositive power, (ii) 1,517,621 shares of Class A Common Stock and 751,379 shares of Class A Common Stock issuable upon exchange or redemption of 751,379 Class B Units of System1 Holdings (and the corresponding shares of Class C Common Stock of the Company) directly held by the Dante Jacob Blend Trust, for which Mr. Blend is the trustee with sole voting and dispositive power, (iii) 1,517,622 shares of Class A Common Stock and 751,379 shares of Class A Common Stock issuable upon exchange or redemption of 751,379 Class B Units of System1 Holdings (and the corresponding shares of Class C Common Stock of the Issuer) directly held by the Nola Delfina Blend Trust, for which Mr. Blend is the trustee with sole voting and dispositive power, and (iv) 45,367 shares of Class A Common Stock directly held by Mr. Blend in his individual capacity. Excludes 1,045,077 shares of Class A Common Stock and 251,379 Class A Common Stock issuable upon the exchange or redemption of 251,379 Class B Units of System1 Holdings (and the corresponding shares of Class C Common Stock of the Company), in each case, directly held by The Blend Family Foundation. The directors of The Blend Family Foundation are Michael Blend, Sandra Blend and Stanley Blend.
(16)Consists of (i) 8,768,056 shares of Class A Common Stock and 3,415,262 shares of Class A Common Stock issuable upon exchange or redemption of 3,415,262 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held by CEE Holdings Trust and (ii) 1,409,345 Public Warrants exercisable for 1,409,345 shares of Class A Common Stock at an exercise price of $11.50 per share held by CEE Holdings Trust. With respect to shares of Class A Common Stock securities held (or have the right to be acquired) by CEE Holdings Trust, Mr. Ursini disclaims beneficial interest in such securities except to any pecuniary interest therein. Excludes (i) 468,113 shares of Class A Common Stock held by OpenMail2 and (ii) 86,773 shares of Class A Common Stock and 368,458 shares of Class A Common Stock issuable upon exchange or redemption of 368,458 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held by the Ursini Childrens Trust, a trust established for the benefit of Mr. Ursini’s children. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof, and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2. The terms of the Public Warrants are set forth in the Warrant Agreement filed with the SEC on June 22, 2020 as Exhibit 4.1 to the Issuer’s Current Report on Form 8-K.
(17)Consists of (i) 3,851,374 shares of Class A Common Stock held directly by Mr. Foley and (ii) 53,360 shares of Class A Common Stock held directly by Trasimene Trebia, LLC. Mr. Foley is the managing member of Trasimene Trebia, LLC, and therefore may be deemed to beneficially own the 53,360 shares of Class A Common Stock, and ultimately exercises voting and dispositive power over such shares held by Trasimene Trebia, LLC. The address of Trasimene Sponsor, Trasimene Capital Management, LLC and Trasimene Trebia, LLC is 1701 Village Center Circle, Las Vegas, NV 89134. Class A Common Stock ownership is based on information known as of December 7, 2023, the date of the reporting person’s most recent Schedule 13G filing as of the date of this proxy statement.

Equity Compensation Plan Information

The following table provides information as of as of December 31, 2024, with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing compensation plans.1

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders	—	—	1,320,425
Equity compensation plans not approved by security holders	—	—	3,290,016
Totals	—	—	4,610,441
__________________
(1)Consists of shares available for future issuance under our 2022 Incentive Award Plan and our Earn-out Inducement Incentive Award Plan approved in connection with our acquisition of CouponFollow in March 2022. The number of shares available for issuance under the 2022 Award Plan will be annually increased on January 1 of each calendar year (beginning in 2023 and ending in 2032) by an amount equal to the lesser of (i) 2.5% of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Compensation Committee of the Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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
Discontinued Operations Related-Party Transactions
Transition service agreement
On November 30, 2023 we completed the sale of Total Security Limited, formerly known as Protected.net Group Limited (“Protected”), to Just Develop It Limited, one of our significant shareholders, which is principally owned and managed by certain members of the Protected management team. In connection with a transition service agreement, we agreed to provide certain services for which full reimbursement of cost was provided through November 30, 2024. We were reimbursed $4.3 million in costs through the end of the transition service agreement.
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
Director Independence
New York Stock Exchange (“NYSE”) listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board has considered information provided by the directors and management with regard to the business and personal activities, relationships and related party transactions of each director. Our Board has determined that Mmes. Horn and Kazerani and Messrs. Caswell, Civantos, Kumar, Martire and Naidu are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

Our audit committee has selected Deloitte to serve as our independent registered public accounting firm to audit the consolidated financial statements of System1, Inc. for the fiscal year ending December 31, 2024. Deloitte has served as our auditor since 2024. A representative of Deloitte is expected to be present virtually at the annual meeting to respond to appropriate questions and make a statement if he or she so desires.

The following table sets forth the aggregate fees billed to the Company by the current independent registered public accounting firm, Deloitte, and the prior independent registered public accounting firm, PwC, for the fiscal years ended December 31, 2024 and December 31, 2023, respectively:

Fee Category	2024 (Deloitte)	2023 (PwC)
Audit Fees(1)	$1,304,460	$6,113,410
Tax Fees(2)	1,057,454	434,689
All Other Fees(3)	—	2,000
Total	$2,361,914	$6,550,099

(1)    Audit Fees consisted of professional services rendered for the audit of our annual consolidated financial statements; the review of our quarterly condensed consolidated financial statements; comfort letters, consents, and assistance with and review of other documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States). For the 2024 fiscal year fees, any fees related to the predecessor were not included.

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

Changes in Independent Registered Public Accounting Firm

On June 4, 2024, the Audit Committee of the Board of Directors of the Company approved management’s recommendation to appoint Deloitte as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2024, and to dismiss PwC as the Company’s independent registered public accounting firm, effective immediately.

The report of PwC on the Company’s financial statements as of December 31, 2023 and for the year ended December 31, 2023 and the period from January 27, 2022 to December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope or accounting principles. The report of PwC on the S1 Holdco, LLC’s (the Company’s predecessor entity) financial statements for the period from January 1, 2022 through January 26, 2022 (“Predecessor period”), did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph expressing substantial doubt about the ability of the Company to continue as a going concern.

During the fiscal years ended December 31, 2022 and December 31, 2023, and the subsequent interim period through June 4, 2024, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and PwC on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in its report on the Company’s financial statements for such period. During the fiscal years ended December 31, 2022 and December 31, 2023, and the subsequent interim period through June 4, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), other than the material weaknesses in the Company’s internal control over financial reporting identified by management. In the fiscal year ended December 31, 2022, these material weaknesses resulted in the restatement of the Company's condensed consolidated financial statements for the Predecessor period and each of the quarterly periods in the year ended December 31, 2022.

The material weaknesses identified were as follows:
•The Company did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, the Company lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.
•The Company did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

•The Company did not design and maintain effective controls to timely analyze and record the financial statement effects from complex, nonroutine transactions, including acquisitions, dispositions, and post-combination compensation arrangements. Specifically, the Company did not design and maintain effective controls over the application of US GAAP to such transactions, and, as it relates to acquisitions, did not design and maintain effective controls over (i) the review of the inputs and assumptions used in the measurement of assets acquired and liabilities assumed, including discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (ii) the tax impacts of acquisitions to the financial statements, and (iii) conforming of US GAAP and accounting policies of acquired entities to that of the Company. In addition, the Company did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses.
•The Company did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over (i) the preparation and review of business performance reviews, account reconciliations journal entries, and identification of asset groups and (ii) maintaining appropriate segregation of duties. Additionally, the Company did not design and maintain controls over the classification and presentation of accounts and disclosures in the consolidated financial statements, including the statement of cash flows.
•The Company did not design and maintain effective controls over accounting for accrued liabilities, stock-based compensation and equity transactions, including accounting for non-controlling interest.
•The Company did not design and maintain effective controls over the accuracy and valuation of goodwill, including the allocation of goodwill to reporting units and the identification and measurement of goodwill impairment.
•The Company did not design and maintain effective controls over the accounting for complex financial instruments, including the impact of these instruments on earnings per share.
•The Company did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, the Company did not design and maintain:
i. program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately;
ii. user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel;
iii. computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and
iv. testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

The Company previously provided PwC with a copy of the disclosures as included in our Form 8-K filed with the SEC on June 7, 2024 and requested that PwC furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether PwC agrees with the statements made by us s in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. A copy of PwC’s letter, dated June 7, 2024, is attached as Exhibit 16.1 to that Form 8-K, and is incorporated herein by reference.

During the fiscal years ended December 31, 2022, and December 31, 2023, and the subsequent interim period through June 4, 2024, neither the Company nor anyone on its behalf has consulted with D&T regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, where either a written report or oral advice was provided to the Company that D&T concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or (iii) any “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this 25th day of April, 2025.

SYSTEM1, INC.
Date:	April 25, 2025	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer and Director
(Principal Executive Officer)