Form 10-Q
period 2025-03-31
System1, Inc.
filed 2025-05-06
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

As of April 25, 2025 there were 75,178,434 shares of Class A common stock, $0.0001 par value per share, and 18,703,676 shares of Class C common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$43,913	$63,607
Restricted cash, current	1,243	3,970
Accounts receivable, net	61,760	62,916
Prepaid expenses and other current assets	7,266	3,984
Total current assets	114,182	134,477
Restricted cash, non-current	—	371
Property and equipment, net	1,921	2,104
Internal-use software development costs, net	14,203	14,436
Intangible assets, net	203,965	222,341
Goodwill	82,407	82,407
Operating lease right-of-use assets	2,157	2,644
Other non-current assets	319	349
Total assets	$419,154	$459,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,641	$10,401
Accrued expenses and other current liabilities	61,549	76,200
Operating lease liabilities, current	1,522	2,089
Current debt, net	18,970	16,405
Total current liabilities	89,682	105,095
Operating lease liabilities, non-current	1,327	1,365
Non-current debt, net	248,464	255,118
Warrant liability	334	302
Deferred tax liability	5,611	6,199
Other non-current liabilities	6,077	6,054
Total liabilities	351,495	374,133
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock $0.0001 par value; 500,000 shares authorized, 74,855 and 73,653 Class A shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7	7
Class C common stock $0.0001 par value; 25,000 shares authorized, 18,704 and 18,704 Class C shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	865,832	863,033
Accumulated deficit	(798,218)	(782,335)
Accumulated other comprehensive loss	(432)	(443)
Total stockholders' equity attributable to System1, Inc.	67,191	80,264
Non-controlling interest	468	4,732
Total stockholders' equity	67,659	84,996
Total liabilities and stockholders' equity	$419,154	$459,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$74,513	$84,917
Operating expenses:
Cost of revenue	46,077	66,318
Salaries and benefits	24,988	24,483
Selling, general, and administrative	16,574	19,912
Total operating expenses	87,639	110,713
Operating loss	(13,126)	(25,796)
Other expense (income):
Interest expense, net	7,085	7,970
Gain on extinguishment of debt	—	(19,676)
Change in fair value of warrant liabilities	32	(251)
Total other expense (income), net	7,117	(11,957)
Loss before income tax	(20,243)	(13,839)
Income tax benefit	(387)	(48)
Net loss	(19,856)	(13,791)
Less: Net loss attributable to non-controlling interest	(3,973)	(3,254)
Net loss attributable to System1, Inc.	$(15,883)	$(10,537)

Basic and diluted net loss per share:	$(0.21)	$(0.16)

Weighted average number of shares outstanding - basic and diluted	74,389	67,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(19,856)	$(13,791)
Other comprehensive income (loss):
Foreign currency translation income (loss)	13	(135)
Comprehensive loss	(19,843)	(13,926)
Comprehensive loss attributable to non-controlling interest	(3,971)	(3,299)
Comprehensive loss attributable to System1, Inc.	$(15,872)	$(10,627)

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	73,653	$7	18,704	$2	$863,033	$(782,335)	$(443)	$4,732	$84,996
Net loss	—	—	—	—	—	(15,883)	—	(3,973)	(19,856)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,202	—	—	—	33	—	—	(325)	(292)
Other comprehensive income	—	—	—	—	—	—	11	2	13
Stock-based compensation	—	—	—	—	2,766	—	—	44	2,810
Distributions to members, net of contributions	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	74,855	$7	18,704	$2	$865,832	$(798,218)	$(432)	$468	$67,659

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	65,855	$7	21,513	$2	$843,112	$(707,662)	$(181)	$34,037	$169,315
Net loss	—	—	—	—	—	(10,537)	—	(3,254)	(13,791)
Issuance of common stock in connection with settlement of incentive plan	970	—	—	—	2,464	—	—	(757)	1,707
Conversion of Class C shares to Class A shares	309	—	(309)	—	241	—	—	(241)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(110)	—	—	—	(110)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,498	—	—	—	178	—	—	(1,169)	(991)
Other comprehensive loss	—	—	—	—	—	—	(90)	(45)	(135)
Stock-based compensation	—	—	—	—	4,317	—	—	88	4,405
Contributions from members, net of distributions	—	—	—	—	—	—	—	5	5
Balance at March 31, 2024	68,632	$7	21,204	$2	$850,202	$(718,199)	$(271)	$28,664	$160,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(19,856)	$(13,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,477	19,804
Stock-based compensation	2,651	3,970
Amortization of debt issuance costs	911	1,030
Noncash lease expense	489	462
Change in fair value of warrant liabilities	32	(251)
Deferred tax benefits	(588)	(656)
Gain on extinguishment of debt	—	(19,676)
Share-based compensation liabilities	806	—
Other, net	23	(517)
Changes in operating assets and liabilities:
Accounts receivable	1,156	3,387
Prepaid expenses and other current assets	(3,245)	(2,999)
Accounts payable	(2,760)	(2,444)
Accrued expenses and other current liabilities	(16,125)	(3,654)
Deferred revenue	100	(65)
Other non-current liabilities	(20)	(587)
Net cash used in operating activities	(15,949)	(15,987)
Cash Flows from Investing Activities
Purchases of property and equipment	(46)	—
Purchases of intangible asset	(275)	—
Capitalized software development costs	(1,227)	(1,622)
Net cash used in investing activities	(1,548)	(1,622)
Cash Flows from Financing Activities
Repayment of Term Loan	(5,000)	(46,071)
Taxes paid related to net settlement of stock awards	(292)	(2,092)
Distributions to members, net of contributions	(12)	5
Net cash used in financing activities	(5,304)	(48,158)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	9	1
Net decrease in cash, cash equivalents and restricted cash	(22,792)	(65,766)
Cash and cash equivalents and restricted cash, beginning of the period	67,948	143,450
Cash and cash equivalents and restricted cash, end of the period	$45,156	$77,684
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$43,913	$69,920
Restricted cash	1,243	7,764
Total cash, cash equivalents and restricted cash	$45,156	$77,684

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

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform ("RAMP"). Operating seamlessly across major advertising networks and advertising category verticals to acquire end-users, RAMP allows us to monetize such end-users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). RAMP operates across our network of owned and operated websites and related products, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Meta, Outbrain, and TikTok. RAMP also allows third party advertising platforms and publishers ("Network Partners"), to send user traffic to, and monetize end-user traffic on, our owned and operated websites or through our monetization agreements.

We have two reportable segments: Owned and Operated Advertising and Partner Network (see Note 10, Segment Reporting).

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC ("S1 Media"), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our owned and operated products businesses, which include CouponFollow, Startpage and Mapquest, and (c) S1 Holdco holds our remaining assets and business operations associated with our digital advertising businesses, including our proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements and related disclosures are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Our condensed consolidated financial statements include the accounts of System1, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidation. Our fiscal year ends on December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 10, 2025.

In our opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025 or future operating periods.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that have had a material impact on our condensed consolidated financial statements and related notes.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

To conform to the current period’s presentation, depreciation and amortization expense was reclassified to cost of revenue and selling, general, and administrative in the prior period condensed consolidated statement of operations.

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

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, valuation of goodwill, intangible assets, and long-lived assets, valuation and recognition of stock-based compensation awards and income taxes. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Risks

We are subject to certain business and operational risks, including competition from alternative technologies, as well as dependence on key Advertising Partners, key employees, key contracts, and growth to achieve our business and operational objectives.

Concentrations

As of March 31, 2025, we had two paid search advertising partnership agreements with Google, and one paid search advertising partnership agreement with Microsoft. The Google agreements are in effect through February 28, 2027 and September 30, 2027. The agreement with Microsoft (our next largest Advertising Partner by revenue) is in effect through June 30, 2025. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning with the year ending December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which improves the disclosures about a public business entity's expenses and requires detailed information about the types of expenses in commonly presented expense financial statement captions. This guidance will be effective for the annual periods beginning with the year ending December 31, 2027 and interim periods during the year ending December 31, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

Goodwill was $82.4 million as of March 31, 2025 and December 31, 2024, all of which is attributable to the Partner Network reporting unit. No impairment of goodwill was recognized in any of the periods presented.

Internal-use Software Development Costs, Net and Intangible Assets, Net

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$22,779	$(8,576)	$14,203
Intangible assets:
Developed technology	$196,403	$(155,691)	$40,712
Trademarks and trade names	236,053	(74,550)	161,503
Software	5,100	(3,934)	1,166
Customer relationships	2,900	(2,316)	584
Total	$440,456	$(236,491)	$203,965

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$21,393	$(6,957)	$14,436
Intangible assets:
Developed technology	$196,128	$(143,386)	$52,742
Trademarks and trade names	236,053	(68,650)	167,403
Software	5,100	(3,616)	1,484
Customer relationships	2,900	(2,188)	712
Total	$440,181	$(217,840)	$222,341

The internal-use software development costs include work in progress which is not being amortized of $2.9 million and $5.0 million as of March 31, 2025 and December 31, 2024, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization expense for internal-use software development	$1,619	$934
Amortization expense for intangible assets	$18,651	$18,665

For the three months ended March 31, 2025, $13.1 million and $7.2 million of amortization were recorded within cost of revenue and selling, general and administrative expenses, respectively. For the three months ended

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024, $12.6 million and $7.0 million of amortization were recorded within cost of revenue and selling, general and administrative expenses, respectively.

No impairment of internal-use software development cost or intangible assets was recognized for any of the periods presented.

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued revenue share	$25,081	$27,656
Accrued payroll and related benefits	8,197	15,893
Accrued marketing expenses	10,617	9,440
Shared-based compensation liability	10,815	17,821
Other current liabilities	6,839	5,390
Accrued expenses and other current liabilities	$61,549	$76,200

CouponFollow Incentive Plan

During the 2024 Performance Period, the CouponFollow business achieved all applicable performance conditions under the CouponFollow Incentive Plan. As a result, the full performance-based award of $21.3 million vested or was expected to vest. Accordingly, we recognized a current share-based compensation liability of $17.8 million within accrued expenses and other current liabilities as December 31, 2024, of which $7.8 million was paid in cash in February 2025. The final payment to settle the achievement of all the performance conditions of $13.5 million is payable 60 days following December 31, 2025. The carrying amount of the share-based liabilities approximates its fair value, which is determined using Level 3 inputs under the fair value hierarchy.

For the three months ended March 31, 2025, we recognized $0.8 million in share-based compensation expense within salaries and benefits expenses on the condensed consolidated statements of operations for the performance-based portion of the awards under the CouponFollow Incentive Plan. As of March 31, 2025, the remaining share-based compensation expense to be recognized in 2025 is $2.6 million.

5.Debt, Net

We entered into a term loan ("Term Loan") and revolving facility ("2022 Revolving Facility") with Bank of America, N.A., on January 27, 2022, providing for a 5.5-year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The 2022 Revolving Facility provided for borrowing availability of up to $50.0 million. As of March 31, 2025, principal of $275.1 million was outstanding on the Term Loan and there was no balance outstanding on the 2022 Revolving Facility. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in 2027.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with the financial covenants under the Term Loan as of March 31, 2025.

The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. As of March 31, 2025 and December 31, 2024, respectively, we had $50.0 million available on the 2022 Revolving Facility.

During 2024, we completed the repurchase of $64.9 million in principal amount of our Term Loan for an aggregate purchase price of $41.6 million (at an average discount of 64.1% of its par value) pursuant to a Dutch auction tender offer and a privately negotiated repurchase transaction. Following the repurchases on January 17, 2024 and April 30, 2024, the outstanding principal amount of the Term Loan was $301.3 million and $295.0 million, respectively. We used available cash on hand to fund the repurchase. Our aggregate gain on the repurchase during 2024 was $20.1 million before fees and expenses incurred to negotiate, document and consummate the repurchase.

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	March 31, 2025	December 31, 2024
Term Loan [1,2]	$267,434	$271,523
Total debt, net	$267,434	$271,523
_______________
[1] Includes unamortized discount of $7.3 million and $8.1 million and unamortized loan fees of $0.4 million and $0.4 million, as of March 31, 2025 and December 31, 2024, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $163.0 million as of March 31, 2025.

6.Income Taxes

During 2023 and through July 31, 2024, we were the sole managing member of S1 Holdco and, as a result, consolidated the financial results of S1 Holdco. S1 Holdco was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco was passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We were subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

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

We recorded an income tax benefit of $0.4 million for the three months ended March 31, 2025 and an immaterial income tax benefit for the three months ended March 31, 2024, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024, was 2.0% and 0.4%, respectively. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible expenses, increase to the valuation allowance related to unrealizable deferred tax assets, and outside basis

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

adjustments. As of March 31, 2025, we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the three months ended March 31, 2025 and 2024, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of Tax Receivable Agreement Payments due under the Tax Receivable Agreement was $5.3 million as of March 31, 2025 and December 31, 2024.

7.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of March 31, 2025, we remain contractually obligated to spend $5.0 million towards this commitment.

As of March 31, 2025, we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe the ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows reflected in the condensed consolidated financial statements as of March 31, 2025. There can be no assurance, however, that the ultimate resolution of such actions will not materially or adversely affect our consolidated financial position, results of operations, or cash flows. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2025 or December 31, 2024, respectively.

8.Fair Value Measurement

Financial Liabilities Measured at Fair Value on a Recurring Basis

Level 1 liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2025	December 31, 2024
Warrants	$334	$302

There were no transfers in or out of levels during the periods presented. On May 5, 2025, the New York Stock Exchange ("NYSE" or the "Exchange") completed the removal from listing and registration of the Warrants from the Exchange.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.Net Loss Per Share

For the three months ended March 31, 2025 and 2024, basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic and diluted net loss per share
Net loss attributable to System1, Inc.	$(0.21)	$(0.16)
Numerator:
Net loss attributable to System1, Inc.	$(15,883)	$(10,537)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	74,389	67,781

Shares of Class C common stock, restricted stock units and Warrants outstanding for the three months ended March 31, 2025 and 2024, are considered potentially dilutive to the shares of Class A common stock and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the periods presented in the table above, a total of 16.8 million Warrants were excluded from the computation of net loss per share as the impact was anti-dilutive. In addition, for the three months ended March 31, 2025, we excluded 20.8 million Stock Appreciation Rights ("SARs") as they are contingently issuable based on certain performance conditions, which were not achieved. See Note 11, Stock-Based Compensation for additional details.

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

10.Segment Reporting

We have two operating and reportable segments: Owned and Operated Advertising and Partner Network. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), in deciding how to allocate resources and assess performance. Our Chief Executive Officer, who is considered to be our CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. The CODM measures and evaluates reportable segments based on segment adjusted gross profit. The CODM evaluates both potential future, as well as historical budget to actual variances, segment adjusted gross profit by segment on a quarterly basis to determine the allocation of capital for acquisition marketing, as well as technical and personnel resources. Segment adjusted gross profit is also used to determine variable compensation expense for certain employees.

The tables below include the following operating expenses that are not allocated to the reportable segments presented to our CODM, such as other cost of revenue (total cost of revenue excluding traffic acquisition cost and agency fees), salaries and benefits, selling, general and administrative expenses and, at times, certain other transactions or adjustments. The CODM does not consider these expenses for the purposes of making decisions to allocate resources among segments or to assess segment performance, however these costs are included in reported condensed consolidated net loss before income tax and are included in the reconciliation that follows.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes revenue, segment cost of revenue and segment adjusted gross profit by reportable segments (in thousands):

	Three Months Ended March 31, 2025
	Owned and Operated Advertising	Partner Network	Total
Revenue	$57,921	$16,592	$74,513
Less: segment cost of revenue	30,143	1,629	31,772
Segment adjusted gross profit	27,778	14,963	42,741
Other cost of revenue			14,305
Salaries and benefits			24,988
Selling, general, and administrative			16,574
Interest expense, net			7,085
Gain on extinguishment of debt			—
Change in fair value of warrant liabilities			32
Loss before income tax			$(20,243)

	Three Months Ended March 31, 2024
	Owned and Operated Advertising	Partner Network	Total
Revenue	$69,030	$15,887	$84,917
Less: segment cost of revenue	46,568	4,968	51,536
Segment adjusted gross profit	22,462	10,919	33,381
Other cost of revenue			14,782
Salaries and benefits			24,483
Selling, general, and administrative			19,912
Interest expense, net			7,970
Gain on extinguishment of debt			(19,676)
Change in fair value of warrant liabilities			(251)
Loss before income tax			$(13,839)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$71,687	$81,682
Other countries	2,826	3,235
Total revenue	$74,513	$84,917

11.Stock-Based Compensation

We are authorized to issue and/or grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other stock-based and cash-based awards under our 2022 Incentive Award Plan.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

We recorded the following stock-based compensation expense for equity-classified awards included within salaries and benefits in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$2,651	$3,970

Stock Appreciation Rights

As of March 31, 2025, there has been no change to our conclusion at December 31, 2024 for achieving the performance conditions of the Tranche I awards of the 2024 Stock Appreciation Rights Plan ("2024 SAR Plan"), before the fourth anniversary date of the award. Accordingly, we recognized $0.4 million in stock-based compensation expense within equity for the three months ended March 31, 2025. The 2024 SAR Plan was not adopted as of March 31, 2024. As of March 31, 2025, the total unrecognized compensation cost related to unvested Tranche I SARs was $2.9 million, expected to be recognized in the second quarter of 2025 upon plan administrator certification of achievement of the performance conditions for the Tranche I awards. No SARs vested or were exercised for the three months ended March 31, 2025.

12.Subsequent Events

On April 28, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Blend Family Foundation (the "Purchaser"), pursuant to which the Company agreed to sell to the Purchaser 4,500,000 shares (the "Shares") of the Company’s Class A common stock, par value $0.0001 per share, at a price of $0.50 per share (the "Private Placement"). The aggregate proceeds to the Company from the Private Placement, which occurred on May 2, 2025 was $2.25 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "System1," "we," "us," "our" and other similar terms refer to System1, Inc and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2024. In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements." included in our Annual Report on Form 10-K.

Company Overview

We operate an omnichannel customer acquisition platform, delivering high-intent customers to brands, advertisers and publishers.

We provide our omnichannel customer acquisition platform services through our proprietary responsive acquisition marketing platform ("RAMP"). Operating seamlessly across major advertising networks and advertising category verticals to acquire end-users, RAMP allows us to monetize these acquired end users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). RAMP operates across our network of owned and operated websites, allowing us to monetize user traffic that we source from various acquisition marketing channels, including Google, Meta, Outbrain, and TikTok. RAMP also allows third party advertising platforms and publishers ("Network Partners") to send user traffic to, and monetize end-user traffic on, our owned and operated websites or through our monetization agreements.

Through RAMP, we process daily advertising campaign optimizations across approximately 40 advertising vertical categories as of March 31, 2025. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization rates and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

We monetize user traffic acquired by our Network Partners. Since launching, this business has expanded to support additional advertising formats across multiple advertising platforms, and has acquired several leading websites, enabling it to control the entire flow of the user acquisition experience, while monetizing user traffic through our network of owned and operated websites. As of March 31, 2025, we own and operate approximately 40 websites, including leading search engines like info.com and Startpage.com, and digital media publishing websites and internet utilities, such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

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

Operating Expenses

    To conform to the current period’s presentation, depreciation and amortization expense was reclassified to cost of revenue and selling, general, and administrative in the prior period condensed consolidated statements of operations. We classify our operating expenses into the following categories:

Cost of revenue. Cost of revenue primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to our websites and services, domain name registration costs, licensing costs to provide mapping services to Mapquest.com and amortization related to our RAMP platform. We do not pre-pay any traffic acquisition costs, and therefore, such costs are expensed as incurred. Amortization related to our RAMP platform is recognized over the estimated useful life of the intangible asset.

Salaries and benefits. Salaries and benefits expenses include salaries, bonuses, stock-based compensation, and employee benefits costs.

Selling, general, and administrative. Selling, general, and administrative expenses consist of depreciation and non-internally developed software platform amortization, fees for software services, professional services, occupancy costs and travel and entertainment. Depreciation and non-internally developed software platform amortization expense are primarily attributable to our capital investment(s) and consist of property and equipment depreciation and amortization of intangible assets with finite lives.

Other Expenses or Incomes:
Other expenses or incomes consist of the following:

Interest expense, net. Interest expense consists of interest on our debt and the amortization of deferred financing costs and debt discount.

Gain on extinguishment of debt. The recognition of the gain from the repurchase of a portion of our Term Loan at a discount. See Item 1, "Financial Statements —Note 5, Debt, Net" for additional information.

Change in fair value of warrant liabilities. The mark to market of our liability-classified Warrants.

Income tax benefit

During 2023 and through July 31, 2024, we were the sole managing member of S1 Holdco and, as a result, consolidated the financial results of S1 Holdco. S1 Holdco was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco was passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We were subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

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

	Three Months Ended March 31,				Change
	2025	% of Revenue	2024	% of Revenue	($)	(%)*
Revenue	$74,513	100%	$84,917	100%	$(10,404)	(12)%
Operating expenses:
Cost of revenue	46,077	62%	66,318	78%	(20,241)	(31)%
Salaries and benefits	24,988	34%	24,483	29%	505	2%
Selling, general, and administrative	16,574	22%	19,912	23%	(3,338)	(17)%
Total operating expenses	87,639	118%	110,713	130%	(23,074)	(21)%
Operating loss	(13,126)	(18)%	(25,796)	(30)%	12,670	(49)%
Other expense (income):
Interest expense, net	7,085	10%	7,970	9%	(885)	(11)%
Gain on extinguishment of debt	—	—%	(19,676)	(23)%	19,676	(100)%
Change in fair value of warrant liabilities	32	—%	(251)	—%	283	(113)%
Total other expense (income), net	7,117	10%	(11,957)	(14)%	19,074	(160)%
Loss before income tax	(20,243)	(27)%	(13,839)	(16)%	(6,404)	46%
Income tax benefit	(387)	(1)%	(48)	—%	(339)	706%
Net loss	(19,856)	(27)%	(13,791)	(16)%	(6,065)	44%
Less: Net loss attributable to non-controlling interest	(3,973)	(5)%	(3,254)	(4)%	(719)	22%
Net loss attributable to System1, Inc.	$(15,883)	(21)%	$(10,537)	(12)%	$(5,346)	51%

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

We define total advertising spend as the amount of advertising that is spent by us to acquire traffic to our owned and operated websites. We believe total advertising spend is a relevant measure to gauge the effectiveness of our Company to deploy capital to acquire monetizable traffic to our Owned & Operated websites, which is a key driver of our Owned & Operated Advertising reportable segment.

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

Revenue

The following table presents our revenue by reportable segment (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	($)	(%)
Owned and Operated Advertising	$57,921	$69,030	$(11,109)	(16)%
Partner Network	16,592	15,887	705	4%
Total revenue	$74,513	$84,917	$(10,404)	(12)%

Owned and Operated Advertising

Owned and Operated Advertising revenue decreased by $11.1 million, or 16%, compared to the prior comparative period, primarily due to a mix shift towards traffic with a lower RPS, slightly offset by an increase in the number of acquired sessions. For the three months ended March 31, 2025, compared to the prior year comparative period, O&O sessions increased by approximately 0.1 billion to 1.3 billion from 1.2 billion and O&O RPS decreased by approximately $0.01 to $0.05 from $0.06.

Partner Network

Partner Network revenue increased $0.7 million, or 4%, compared to the prior comparative period, primarily due to the reversal of the majority of a contra revenue liability related to previously withheld payments to certain Network Partners related to validity of traffic those partners had sent to the Company’s platform last year. It was determined that at least a portion of this traffic was invalid. A comprehensive review of the remaining traffic remains ongoing. For the three months ended March 31, 2025, compared to prior year comparative period, sessions increased by approximately 0.2 billion to 1.7 billion from 1.5 billion, and Network RPS was $0.01, a decline of 6% compared to the prior year comparative period.

Cost of revenue

Cost of revenue decreased $20.2 million, or 31%, primarily due to our Owned & Operated advertising spend decreasing $16.4 million and our Partner Network agency fees decreasing $3.3 million, which was directionally consistent with the decrease in revenue. For the three months ended March 31, 2025, compared to prior year, our O&O CPS decreased $0.02 to $0.02 from $0.04, due to a mix shift towards lower CPS traffic, which corresponds to the lower RPS realized in our revenue.

Amortization expense for our RAMP platform increased $0.4 million, or 3% compared to the prior comparative period primarily due to increased amortization for our continued investment in developed technology and internally developed software.

Our chief operating decision maker measures and evaluates reportable segments based on segment operating revenue and segment adjusted gross profit. We define and calculate segment adjusted gross profit as revenue less traffic acquisition costs incurred to acquire users. The remaining cost of revenue consists of non-advertising expenses such as set-up costs, royalties, fees and amortization related to our RAMP platform. We exclude the following items from segment adjusted gross profit: other cost of revenue (total cost of revenue excluding traffic acquisition cost), salaries and benefits, selling, general and administrative expenses and, at times, certain other transactions or adjustments.

The following table presents our segment adjusted gross profit by reportable segment (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	($)	(%)
Owned and Operated Advertising	$27,778	$22,462	$5,316	24%
Partner Network	14,963	10,919	4,044	37%

See the Revenue and Cost of revenue discussions above.

Salaries and benefits

Salaries and benefits expense increased $0.5 million, or 2.0% compared to the prior comparative period. The increase was primarily due to $0.8 million in severance related expenses due to a reduction in workforce in the period and $0.6 million in bonus incentive related expenses. This was partially offset by a $1.3 million decrease in stock-based compensation primarily due to Replacement Award vesting between the comparative periods.

Selling, general, and administrative

Selling, general, and administrative expense decreased $3.3 million, or 17.0% compared to the prior comparative period. The decrease was primarily due to a $2.7 million decrease in professional and consulting fees and receipt of a $0.5 million legal settlement.

Other expense (income):

Interest expense, net

Interest expense, net decreased $0.9 million, or 11.0% compared to the prior comparative period primarily due to a lower outstanding debt balance.

Gain on extinguishment of debt

Gain on extinguishment of debt decreased $19.7 million compared to the prior comparative period due to the repurchase of our principal debt balances via a Dutch auction in the first quarter of 2024. There was no repurchase in the first quarter of 2025.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities decreased $0.3 million compared to the prior comparative period.

Income tax benefit

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), nondeductible expenses, valuation allowance and outside basis adjustments.

Liquidity and Capital Resources

We expect existing cash and cash equivalents and cash flows from operating and financing activities to continue to be sufficient to fund our operating and cash commitments for investing and financing activities for at least the next twelve months. Our principal sources of liquidity have historically been from cash received from the sale of Total Security Limited (formerly known as Protected. net Group Limited), indebtedness available under our credit facilities, other indebtedness and cash flows from operations. Our principal sources of liquidity are expected to be from cash on hand and cash flows from operating and financing activities. Our ability to fund future operating expenses and capital expenditures, and our ability to meet our future debt service obligations, will depend on our ability to execute on our operational strategy and may be affected by our profitability, as well as general economic, financial and other factors which are beyond our control.

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

As of March 31, 2025, we had unrestricted cash and cash equivalents of $43.9 million and $50.0 million available to borrow on our 2022 Revolving Facility. For the three months ended March 31, 2025, we had cash outflows of $22.8 million. The principal drivers of our cash outflows were $15.9 million related to net change in operations, which included $13.2 million in outflows related to the payment of an earnout obligation for the CouponFollow acquisition, $5.0 million principal repayment of our Term Loan, $1.2 million of capitalized software development costs, and $0.3 million of other items.

Our revenue is dependent on two key Advertising Partners, Google and Microsoft. See our concentration with customers discussion at Item 1 "Financial Statements — Note 2, Summary of Significant Accounting Policies" for additional information.

Credit Facilities

See Item 1, "Financial Statements - Note 5, Debt, Net" of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(15,949)	$(15,987)
Net cash used in investing activities	$(1,548)	$(1,622)
Net cash used in financing activities	$(5,304)	$(48,158)

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

In the three months ended March 31, 2025, cash used in operating activities of $15.9 million. The principal drivers of our cash outflow from operations were $13.2 million in outflows related to the payment of earnout obligations for the CouponFollow acquisition, and $4.3 million in net interest paid on our Term Loan.

In the three months ended March 31, 2024, cash used in operating activities were $16.0 million. The principal drivers of our cash outflow from operations were cash bonus payments of $7.2 million primarily related to 2023 annual employee performance bonuses, $1.8 million of audit fees, $2.4 million of consulting fees, and interest paid on our Term Loan of $8.2 million.

Investing Activities

Our primary investing activities consisted of costs capitalized for internally developed software.

In the three months ended March 31, 2025 and 2024, cash used in investing activities of $1.5 million and $1.6 million resulted primarily from costs capitalized for internally developed software, respectively.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our indebtedness under our credit facilities.

In the three months ended March 31, 2025, cash used in financing activities of $5.3 million was primarily related to the repayment of the 2022 Term Loan.

In the three months ended March 31, 2024, cash used in financing activities of $48.2 million was primarily related to the repurchase of the 2022 Term Note via a Dutch auction in the amount of $46.1 million.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2021, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of March 31, 2025, we remain contractually obligated to spend a remaining $5.0 million towards this commitment.

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

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our condensed consolidated financial statements are valuation of goodwill, stock-based compensation and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K filed with the SEC on March 10, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2025, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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
•Designing and implementing formal accounting policies with periodic reviews, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/

losses for intercompany transactions, appropriate determination of asset groups for impairment consideration and classification and presentation of accounts and disclosures, including the statement of cash flows.

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that arise the ordinary course of business. We believe the ultimate liability, if any, with respect to these actions will not materially affect the unaudited condensed consolidated financial position, results of operations, or cash flows reflected in the unaudited condensed consolidated financial statements. There can be no assurance, however, that the ultimate resolution of such actions will not materially or adversely affect our unaudited condensed consolidated financial position, results of operations, or cash flows. We accrue for losses when the litigation and claim, including legal costs, is deemed probable and the liability can reasonably be estimated.

For information in response to this item, see Part I, Item I, "Financial Statements - Note 7, Commitments and Contingencies", within the notes to our unaudited condensed consolidated financial statements and for a summary of material legal proceedings see Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K filed with the SEC on March 10, 2025.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K Part I, Item "1A. Risk Factors" for the year ended December 31, 2024 filed with the SEC on March 10, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases
In August 2022, the Board authorized up to $25.0 million for the repurchase of our Class A common stock and Warrants. During the quarter ended, no repurchases of our equity securities were made by us or by any of our affiliated purchasers. As of March 31, 2025, we had $23.9 million available under this authorization remaining.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1(a)	Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021

2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)	Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)	Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

2.2	Share Purchase Agreement, dated November 30, 2023, by and among System1, Inc., Orchid Merger Sub II, LLC, Sonic Newco, LLC, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	2.1	12/4/2023

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2	Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

3.3	Amendment to the System1, Inc. Certificate of Incorporation	8-K	001-39331	3.1	6/11/2024

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39331	4.2	6/6/2023

10.1^	System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/2/2022

10.2#	Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	10-K	001-39331	10.7	6/6/2023

10.3	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.4	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	6/22/2020

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

System1 Inc.

Date: May 6, 2025	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: May 6, 2025	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer