Form 10-Q
period 2025-06-30
System1, Inc.
filed 2025-08-07
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SST	The New York Stock Exchange
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

As of August 4, 2025 there were 8,045,545 shares of Class A common stock, $0.0001 par value per share, and 1,869,607 shares of Class C common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$63,648	$63,607
Restricted cash, current	1,243	3,970
Accounts receivable, net	70,218	62,916
Prepaid expenses and other current assets	6,251	3,984
Total current assets	141,360	134,477
Restricted cash, non-current	378	371
Property and equipment, net	1,816	2,104
Internal-use software development costs, net	14,214	14,436
Intangible assets, net	185,340	222,341
Goodwill	82,407	82,407
Operating lease right-of-use assets	3,401	2,644
Other non-current assets	333	349
Total assets	$429,249	$459,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,058	$10,401
Accrued expenses and other current liabilities	69,117	76,200
Operating lease liabilities, current	1,166	2,089
Current debt, net	21,544	16,405
Total current liabilities	119,885	105,095
Operating lease liabilities, non-current	2,860	1,365
Non-current debt, net	241,795	255,118
Deferred tax liability	5,225	6,199
Other non-current liabilities	6,040	6,356
Total liabilities	375,805	374,133
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock $0.0001 par value; 500,000 shares authorized, 8,011 and 7,365 Class A shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Class C common stock $0.0001 par value; 25,000 shares authorized, 1,869 and 1,870 Class C shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	874,008	863,041
Accumulated deficit	(815,680)	(782,335)
Accumulated other comprehensive loss	(133)	(443)
Total stockholders' equity attributable to System1, Inc.	58,196	80,264
Non-controlling interest	(4,752)	4,732
Total stockholders' equity	53,444	84,996
Total liabilities and stockholders' equity	$429,249	$459,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$78,115	$94,581	$152,628	$179,498
Operating expenses:
Cost of revenue	50,212	68,507	96,289	134,825
Salaries and benefits	26,297	33,937	51,285	58,420
Selling, general, and administrative	17,511	21,223	34,085	41,135
Total operating expenses	94,020	123,667	181,659	234,380
Operating loss	(15,905)	(29,086)	(29,031)	(54,882)
Other expense (income):
Interest expense, net	7,116	7,871	14,201	15,841
Gain on extinguishment of debt	—	(433)	—	(20,109)
Change in fair value of warrant liabilities	68	(1,501)	100	(1,752)
Total other expense (income), net	7,184	5,937	14,301	(6,020)
Loss before income tax	(23,089)	(35,023)	(43,332)	(48,862)
Income tax benefit	(1,547)	(178)	(1,934)	(226)
Net loss	(21,542)	(34,845)	(41,398)	(48,636)
Less: Net loss attributable to non-controlling interest	(4,079)	(8,472)	(8,052)	(11,726)
Net loss attributable to System1, Inc.	$(17,463)	$(26,373)	$(33,346)	$(36,910)

Basic and diluted net loss per share:	$(2.23)	$(3.80)	$(4.37)	$(5.38)

Weighted average number of shares outstanding - basic and diluted	7,820	6,938	7,631	6,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(21,542)	$(34,845)	$(41,398)	$(48,636)
Other comprehensive income (loss):
Foreign currency translation income (loss)	369	(96)	382	(231)
Comprehensive loss	(21,173)	(34,941)	(41,016)	(48,867)
Comprehensive loss attributable to non-controlling interest	(4,009)	(8,544)	(7,980)	(11,843)
Comprehensive loss attributable to System1, Inc.	$(17,164)	$(26,397)	$(33,036)	$(37,024)

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	7,365	$1	1,870	$—	$863,041	$(782,335)	$(443)	$4,732	$84,996
Net loss	—	—	—	—	—	(15,883)	—	(3,973)	(19,856)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	120	—	—	—	33	—	—	(325)	(292)
Other comprehensive income	—	—	—	—	—	—	11	2	13
Stock-based compensation	—	—	—	—	2,766	—	—	44	2,810
Distributions to members, net of contributions	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	7,485	1	1,870	—	865,840	(798,218)	(432)	468	67,659
Net loss	—	—	—	—	—	(17,463)	—	(4,079)	(21,542)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	75	—	—	—	145	—	—	(165)	(20)
Conversion of Class C shares to Class A shares	1	—	(1)	—	—	—	—	—	—
Issuance of common stock in private placement	450	—	—	—	3,275	—	—	(1,025)	2,250
Class A common stock repurchases	—	—	—	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	—	—	299	70	369
Stock-based compensation	—	—	—	—	4,748	—	—	—	4,748
Distributions to members, net of contributions	—	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2025	8,011	$1	1,869	$—	$874,008	$(815,680)	$(133)	$(4,752)	$53,444

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	6,585	$1	2,151	$—	$843,120	$(707,662)	$(181)	$34,037	$169,315
Net loss	—	—	—	—	—	(10,537)	—	(3,254)	(13,791)
Issuance of common stock in connection with settlement of incentive plan	97	—	—	—	2,464	—	—	(757)	1,707
Conversion of Class C shares to Class A shares	31	—	(31)	—	241	—	—	(241)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(110)	—	—	—	(110)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	150	—	—	—	178	—	—	(1,169)	(991)
Other comprehensive loss	—	—	—	—	—	—	(90)	(45)	(135)
Stock-based compensation	—	—	—	—	4,317	—	—	88	4,405
Contributions from members, net of distributions	—	—	—	—	—	—	—	5	5
Balance at March 31, 2024	6,863	1	2,120	—	850,210	(718,199)	(271)	28,664	160,405
Net loss	—	—	—	—	—	(26,373)	—	(8,472)	(34,845)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	62	—	—	—	284	—	—	(308)	(24)
Other comprehensive loss	—	—	—	—	—	—	(24)	(72)	(96)
Stock-based compensation	—	—	—	—	3,784	—	—	87	3,871
Distributions to members	—	—	—	—	—	—	—	(32)	(32)
Balance at June 30, 2024	6,925	$1	2,120	$—	$854,278	$(744,572)	$(295)	$19,867	$129,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(41,398)	$(48,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,043	39,762
Stock-based compensation	7,193	7,412
Amortization of debt issuance costs	1,816	2,002
Noncash lease expense	971	931
Change in fair value of warrant liabilities	100	(1,752)
Deferred tax benefits	(984)	(1,262)
Gain on extinguishment of debt	—	(20,109)
Share-based compensation liabilities	1,646	10,253
Other, net	22	(192)
Changes in operating assets and liabilities:
Accounts receivable	(7,302)	(5,823)
Prepaid expenses and other current assets	(2,234)	26
Accounts payable	18,048	(3,251)
Accrued expenses and other current liabilities	(9,860)	15,763
Other non-current liabilities	(518)	(1,146)
Net cash provided by (used in) operating activities	8,543	(6,022)
Cash Flows from Investing Activities
Purchases of property and equipment	(46)	—
Purchases of intangible asset	(275)	—
Capitalized software development costs	(2,786)	(3,218)
Net cash used in investing activities	(3,107)	(3,218)
Cash Flows from Financing Activities
Repayment of term loan	(10,000)	(51,786)
Taxes paid related to net settlement of stock awards	(311)	(2,116)
Distributions to members, net of contributions	(33)	(27)
Proceeds from private placement of Class A common stock	2,250	—
Net cash used in financing activities	(8,094)	(53,929)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(21)	(6)
Net decrease in cash, cash equivalents and restricted cash	(2,679)	(63,175)
Cash and cash equivalents and restricted cash, beginning of the period	67,948	143,450
Cash and cash equivalents and restricted cash, end of the period	$65,269	$80,275
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$63,648	$75,651
Restricted cash	1,621	4,624
Total cash, cash equivalents and restricted cash	$65,269	$80,275
Supplemental cash flow information:
Stock-based compensation included in capitalized software development costs	$365	$814
Settlement of incentive plan through issuance of common stock	$—	$1,707
Right-of-use assets obtained in exchange for operating lease obligations	$1,700	$—

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

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC ("S1 Media"), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include CouponFollow, Startpage and Mapquest, and (c) S1 Holdco holds our remaining assets and business operations associated with our Marketing businesses, including our proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

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

In our opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025 or future operating periods.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that have had a material impact on our condensed consolidated financial statements and related notes. To conform to the current period’s presentation, (i) warrant liability was combined with other non-current liabilities in the comparative condensed consolidated balance sheet and (ii) depreciation and amortization expense was reclassified to cost of revenue and selling, general, and administrative in the prior periods condensed consolidated statement of operations.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

On June 10, 2025, we filed a certificate of amendment (the "Reverse Stock Split Amendment") to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the Class A and Class C common stock and warrants (the "Reverse Stock Split"), which became effective at 5:01 p.m. Eastern Time on June 11, 2025. The Reverse Stock Split Amendment does not reduce the number of authorized shares of Class A and Class C common stock which remains at 500,000,000 and 25,000,000, respectively, and does not change the par value of the common stock, which remains at $0.0001 per share. Additionally, our outstanding equity-based awards and other outstanding equity rights were proportionately adjusted. No fractional shares were issued in connection with the Reverse Stock Split. The Reverse Stock Split was effective for purposes of trading on the New York Stock Exchange as of the opening of business on June 12, 2025. Accordingly, all share and per share amounts of common stock for all periods presented in these unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the Reverse Stock Split.

As of December 31, 2024, the Company had outstanding warrants classified as a liability. These warrants were measured at fair value using Level 1 inputs based on quoted market prices in active markets. During the quarter ended June 30, 2025, the fair value measurement of the warrants changed from Level 1 to Level 3 due to the delisting of the warrants from an exchange and lack of observable inputs.

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

Concentrations

As of June 30, 2025, we had two paid search advertising partnership agreements with Google, and one paid search advertising partnership agreement with Microsoft. The Google agreements are in effect through February 28, 2027 and September 30, 2027. The agreement with Microsoft (our next largest Advertising Partner by revenue) was renewed through December 31, 2026. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

3.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

Goodwill was $82.4 million as of June 30, 2025 and December 31, 2024, all of which is attributable to the Partner Network reporting unit. In the second quarter of fiscal year 2025, as a result of organizational restructuring, the Company changed its identified segments and determined there are now two operating and reportable segments, Marketing and Products. There was no change to the Partner Network reporting unit. See Note 9, Segment Reporting, for further discussion of the Company’s operating segments. No impairment of goodwill was recognized in any of the periods presented.

Internal-use Software Development Costs, Net and Intangible Assets, Net

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$24,545	$(10,331)	$14,214
Intangible assets:
Developed technology	$196,403	$(168,017)	$28,386
Trademarks and trade names	236,053	(80,450)	155,603
Software	5,100	(4,253)	847
Customer relationships	2,900	(2,396)	504
Total	$440,456	$(255,116)	$185,340

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$21,393	$(6,957)	$14,436
Intangible assets:
Developed technology	$196,128	$(143,386)	$52,742
Trademarks and trade names	236,053	(68,650)	167,403
Software	5,100	(3,616)	1,484
Customer relationships	2,900	(2,188)	712
Total	$440,181	$(217,840)	$222,341

The internal-use software development costs include work in progress which is not being amortized of $2.7 million and $5.0 million as of June 30, 2025 and December 31, 2024, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense for internal-use software development	$1,755	$1,076	$3,374	$2,010
Amortization expense for intangible assets	$18,625	$18,665	$37,276	$37,330

Amortization expense was presented as follows in the Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$13,091	$12,709	$26,141	$25,329
Selling, general, and administrative	$7,289	$7,032	$14,509	$14,011

No impairment of internal-use software development cost or intangible assets was recognized for any of the periods presented.

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued revenue share	$32,584	$27,656
Accrued payroll and related benefits	10,071	15,893
Accrued marketing expenses	9,077	9,440
Shared-based compensation liability	11,650	17,821
Other current liabilities	5,735	5,390
Accrued expenses and other current liabilities	$69,117	$76,200

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CouponFollow Incentive Plan

During the 2024 Performance Period, the CouponFollow business achieved all applicable performance conditions under the CouponFollow Incentive Plan. As a result, the full performance-based award of $21.3 million vested or was expected to vest. Accordingly, we recognized a current share-based compensation liability of $17.8 million within accrued expenses and other current liabilities as of December 31, 2024, of which $7.8 million was paid in cash in February 2025. The final payment to settle the achievement of all the performance conditions of $13.5 million is payable 60 days following December 31, 2025. The carrying amount of the share-based liabilities approximates its fair value, which is determined using Level 3 inputs under the fair value hierarchy.

For the three and six months ended June 30, 2025, we recognized $0.8 million and $1.6 million in share-based compensation expense within salaries and benefits expenses on the condensed consolidated statements of operations for the performance-based portion of the awards under the CouponFollow Incentive Plan, respectively. As of June 30, 2025, the remaining share-based compensation expense to be recognized in 2025 is $1.8 million.

5.Debt, Net

We entered into a term loan ("Term Loan") and revolving facility ("2022 Revolving Facility") with Bank of America, N.A., on January 27, 2022, providing for a 5.5-year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The 2022 Revolving Facility provided for borrowing availability of up to $50.0 million. As of June 30, 2025, principal of $270.1 million was outstanding on the Term Loan and there was no balance outstanding on the 2022 Revolving Facility. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the $50.0 million 2022 Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with the financial covenants under the Term Loan as of June 30, 2025.

The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. As of June 30, 2025 and December 31, 2024, respectively, we had $50.0 million available on the 2022 Revolving Facility.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	June 30, 2025	December 31, 2024
Term Loan [1,2]	$263,339	$271,523
Total debt, net	$263,339	$271,523
_______________
[1] Includes unamortized discount of $6.4 million and $8.1 million and unamortized loan fees of $0.4 million and $0.4 million, as of June 30, 2025 and December 31, 2024, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $139.1 million as of June 30, 2025.

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

We recorded an income tax benefit of $1.5 million and $1.9 million for the three and six months ended June 30, 2025, respectively and a $0.2 million and $0.2 million income tax benefit for the three and six months ended June 30, 2024. The effective tax rate was 6.7% and 4.5% for the three and six months ended June 30, 2025, respectively and 0.5% and 0.4% three and six months ended June 30, 2024, respectively. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible expenses, increase to the valuation allowance related to unrealizable deferred tax assets, and outside basis adjustments. As of June 30, 2025, we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the three and six months ended June 30, 2025 and 2024, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of Tax Receivable Agreement Payments due under the Tax Receivable Agreement was $5.3 million as of June 30, 2025 and December 31, 2024.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently assessing its impact on our consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of June 30, 2025, we remain contractually obligated to spend $5.0 million towards this commitment.

As of June 30, 2025, we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe the ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows reflected in the condensed consolidated financial statements as of June 30, 2025. There can be no assurance, however, that the ultimate resolution of such actions will not materially or adversely affect our consolidated financial position, results of operations, or cash flows. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2025 or December 31, 2024, respectively.

8.Net Loss Per Share

For the three and six months ended June 30, 2025 and 2024, basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per share
Net loss attributable to System1, Inc.	$(2.23)	$(3.80)	$(4.37)	$(5.38)
Numerator:
Net loss attributable to System1, Inc.	$(17,463)	$(26,373)	$(33,346)	$(36,910)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	7,820	6,938	7,631	6,858

Shares of Class C common stock, restricted stock units, Stock Appreciation Rights ("SARs") and warrants outstanding for the three and six months ended June 30, 2025 and 2024, are considered potentially dilutive to the shares of Class A common stock and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the periods presented in the table above, a total of 16.8 million Warrants and 0.5 million vested SARs were excluded from the computation of diluted net loss per share as the impact was anti-

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

dilutive. In addition, for the three and six months ended June 30, 2025, we excluded 1.5 million SARs as they are contingently issuable based on performance conditions which were not achieved. See Note 10, Stock-Based Compensation for additional details.

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

9.Segment Reporting

We previously managed our business across two operating and reportable segments: the monetization of end-users acquired directly by the Company to its websites and products ("Owned & Operated Advertising"), and the monetization of end-users acquired by our Network Partners ("Partner Network"). In the second quarter of 2025, we had an internal organizational change that resulted in a change in how we manage our businesses. We combined the management of our Partner Network business with the portion of our Owned and Operated Advertising activities related to paid traffic acquisition via advertising costs and direct agency fees ("Marketing") and separately manage our CouponFollow, Startpage and Mapquest businesses which primarily acquire end-users organically ("Products"). This resulted in a change to our operating and reportable segments. We now have two operating and reportable segments: Marketing and Products. All prior year information in the tables below have been revised retrospectively to reflect the change to our reportable segments.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), in deciding how to allocate resources and assess performance. Our Chief Executive Officer, who is considered to be our CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. The CODM measures and evaluates operating and reportable segments based on segment adjusted gross profit. The CODM evaluates both potential future, as well as historical budget to actual variances, segment adjusted gross profit by segment on a quarterly basis to determine the allocation of capital for acquisition marketing, as well as technical and personnel resources. Segment adjusted gross profit is also used to determine variable compensation expense for certain employees.

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

The following table summarizes revenue, segment cost of revenue and segment adjusted gross profit by reportable segment (in thousands):

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Marketing	Products	Total	Marketing	Products	Total
Revenue	$54,142	$23,973	$78,115	$76,654	$17,927	$94,581
Less: segment cost of revenue	34,509	1,276	35,785	53,032	681	53,713
Segment adjusted gross profit	19,633	22,697	42,330	23,622	17,246	40,868
Other cost of revenue			14,427			14,794
Salaries and benefits			26,297			33,937
Selling, general, and administrative			17,511			21,223
Interest expense, net			7,116			7,871
Gain on extinguishment of debt			—			(433)
Change in fair value of warrant liabilities			68			(1,501)
Loss before income tax			$(23,089)			$(35,023)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Marketing	Products	Total	Marketing	Products	Total
Revenue	$106,392	$46,236	$152,628	$146,784	$32,714	$179,498
Less: segment cost of revenue	64,972	2,584	67,556	103,506	1,743	105,249
Segment adjusted gross profit	41,420	43,652	85,072	43,278	30,971	74,249
Other cost of revenue			28,733			29,576
Salaries and benefits			51,285			58,420
Selling, general, and administrative			34,085			41,135
Interest expense, net			14,201			15,841
Gain on extinguishment of debt			—			(20,109)
Change in fair value of warrant liabilities			100			(1,752)
Loss before income tax			$(43,332)			$(48,862)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$75,207	$91,215	$146,894	$172,897
Other countries	2,908	3,366	5,734	6,601
Total revenue	$78,115	$94,581	$152,628	$179,498

10.Stock-Based Compensation

We are authorized to issue and/or grant stock options, SARs, restricted stock, restricted stock units, dividend equivalents or other stock-based and cash-based awards under our 2022 Incentive Award Plan.

We recorded the following stock-based compensation expense for equity-classified awards included within salaries and benefits in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$4,542	$3,442	$7,193	$7,412

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Appreciation Rights

On May 30, 2025 the SARs plan administrator certified that the trailing twelve month ("TTM") adjusted EBITDA exceeded the Tranche I performance threshold and the Tranche I awards vested ("Vested SARs").

On June 10, 2025 our stockholders approved an amendment to the System1, Inc. 2024 Stock Appreciation Rights Plan, (as amended, the "2024 SARs Plan") and the repricing ("Repricing") of certain outstanding SARs previously granted to our employees and consultants under the SARs Plan (collectively, the "SARs Plan Amendment and Repricing"). The strike price of the SARs granted changed from $1.44 to $0.44 and the adjusted EBITDA performance threshold for any TTM period concluding on or after the applicable date of grant was modified from (i) $60 million (“Tranche II”), (ii) $70 million (“Tranche III”) and (iii) $80 million (“Tranche IV”) to (i) $55 million, (ii) $60 million and (iii) $65 million, respectively ("the Modification"). There were no changes to the other terms of the SARs Plan.

At the modification date, we used the Hull-White I binomial lattice option pricing model to estimate the SARs option fair value. The following table sets forth the key assumptions used to determine the modified fair value:

Input
Risk-free interest rate	3.87% - 4.11%
Term (in years)	3.06 - 6.06
Volatility factor	84.27% - 97.65%
Dividend yield	0.00%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is equal to the remaining contractual term. Volatility is based on a blend of the historical volatility of our common stock and the peer-leveraged volatility.

As of June 30, 2025, we recognized compensation cost for the Vested SARs and determined it is probable we would achieve the performance conditions of Tranche II before the fifth anniversary grant date of the awards. Accordingly, we recognized $3.2 million and $3.5 million of stock-based compensation expense, including $0.3 million of incremental expense as a result of the Modification, within equity for the three and six months ended June 30, 2025, respectively. The 2024 SARs Plan was not adopted as of June 30, 2024. As of June 30, 2025, the total unrecognized compensation cost related to unvested Tranche II SARs was $1.1 million. No SARs were exercised during the three and six months ended June 30, 2025.

Restricted Stock Units

In July 2025, we granted 2.0 million restricted stock unit awards in accordance with the 2022 Incentive Award Plan.

11.Related Party Transaction

On April 28, 2025, we entered into a Securities Purchase Agreement with one of our Founder's family foundation, pursuant to which we agreed to sell 450,000 shares of our Class A common stock at a price of $5.00 per share. The aggregate proceeds, which were received on May 2, 2025, was $2.3 million.

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

Through RAMP, we process daily advertising campaign optimizations across approximately 40 advertising vertical categories as of June 30, 2025. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization rates and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

We monetize user traffic acquired by our Network Partners. Since launching, this business has expanded to support additional advertising formats across multiple advertising platforms, and has acquired several leading websites, enabling it to control the entire flow of the user acquisition experience, while monetizing user traffic through our network of owned and operated websites. As of June 30, 2025, we own and operate approximately 40 websites, including leading search engines like info.com and Startpage.com, and digital media publishing websites and internet utilities, such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

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

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include NextGen Shopping, Inc., Startpage and Mapquest, and (c) S1 Holdco held our remaining assets and business operations associated with our Marketing businesses, including our proprietary RAMP platform. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

On June 12, 2025, we effected a 1-for-10 reverse stock split of our issued and outstanding common stock. The reverse stock split did not change the authorized number of shares or the par value of our common stock, but did effect a proportional adjustment to the number of shares of common stock outstanding and the number of shares of common stock issuable upon the vesting of restricted stock awards and stock appreciation rights, the conversion rate of our outstanding warrants into common stock and the number of shares of common stock eligible for issuance under our 2022 Incentive Award Plan. See Item 1, "Financial Statements —Note 2, Significant Accounting Policies" for additional information. regarding the reverse stock split.

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
•Marketing; and
•Products

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

	Three Months Ended June 30,				Change
	2025	% of Revenue	2024	% of Revenue	($)	(%)*
Revenue	$78,115	100%	$94,581	100%	$(16,466)	(17)%
Operating expenses:
Cost of revenue	50,212	64%	68,507	72%	(18,295)	(27)%
Salaries and benefits	26,297	34%	33,937	36%	(7,640)	(23)%
Selling, general, and administrative	17,511	22%	21,223	22%	(3,712)	(17)%
Total operating expenses	94,020	120%	123,667	131%	(29,647)	(24)%
Operating loss	(15,905)	(20)%	(29,086)	(31)%	13,181	(45)%
Other expense (income):
Interest expense, net	7,116	9%	7,871	8%	(755)	(10)%
Gain on extinguishment of debt	—	—%	(433)	—%	433	(100)%
Change in fair value of warrant liabilities	68	—%	(1,501)	(2)%	1,569	(105)%
Total other expense (income), net	7,184	9%	5,937	6%	1,247	21%
Loss before income tax	(23,089)	(30)%	(35,023)	(37)%	11,934	(34)%
Income tax benefit	(1,547)	(2)%	(178)	—%	(1,369)	769%
Net loss	(21,542)	(28)%	(34,845)	(37)%	13,303	(38)%
Less: Net loss attributable to non-controlling interest	(4,079)	(5)%	(8,472)	(9)%	4,393	(52)%
Net loss attributable to System1, Inc.	$(17,463)	(22)%	$(26,373)	(28)%	$8,910	(34)%

* Percentages may not sum due to rounding

	Six Months Ended June 30,				Change
	2025	% of Revenue	2024	% of Revenue	($)	(%)*
Revenue	$152,628	100%	$179,498	100%	$(26,870)	(15)%
Operating expenses:
Cost of revenue	96,289	63%	134,825	75%	(38,536)	(29)%
Salaries and benefits	51,285	34%	58,420	33%	(7,135)	(12)%
Selling, general, and administrative	34,085	22%	41,135	23%	(7,050)	(17)%
Total operating expenses	181,659	119%	234,380	131%	(52,721)	(22)%
Operating loss	(29,031)	(19)%	(54,882)	(31)%	25,851	(47)%
Other expense (income):
Interest expense, net	14,201	9%	15,841	9%	(1,640)	(10)%
Gain on extinguishment of debt	—	—%	(20,109)	(11)%	20,109	(100)%
Change in fair value of warrant liabilities	100	—%	(1,752)	(1)%	1,852	(106)%
Total other expense (income), net	14,301	9%	(6,020)	(3)%	20,321	(338)%
Loss before income tax	(43,332)	(28)%	(48,862)	(27)%	5,530	(11)%
Income tax benefit	(1,934)	(1)%	(226)	—%	(1,708)	756%
Net loss	(41,398)	(27)%	(48,636)	(27)%	7,238	(15)%
Less: Net loss attributable to non-controlling interest	(8,052)	(5)%	(11,726)	(7)%	3,674	(31)%
Net loss attributable to System1, Inc.	$(33,346)	(22)%	$(36,910)	(21)%	$3,564	(10)%

* Percentages may not sum due to rounding

Revenue Metrics

The key non-financial performance metrics we use to evaluate our business, track the effectiveness of our operations and measure our performance are return on traffic acquisition cost ("RTAC"), the number of Products sessions and Products revenue-per-session ("Products RPS").

Marketing

We define RTAC as platform revenue divided by traffic acquisition cost (“TAC”). Platform revenue is GAAP revenue plus Network Partner revenue share. TAC is defined as the sum of total advertising spend, agency fees and Network Partner revenue share. Advertising spend is the amount of advertising that is spent to acquire traffic. Agency fees are the amount of costs for agencies acquiring traffic to Owned and Operated websites. We believe RTAC is a relevant measure to evaluate our effectiveness and efficiency in deploying capital to acquire monetizable traffic to our Marketing segment.

Products

We define Products sessions as the total number of monetizable user visits to our Products websites. Monetizable visits exclude those visits identified as spam, bot, or other invalid traffic. We define Products RPS as Products revenue divided by Products sessions. We believe Product sessions and RPS are relevant measures to evaluate our effectiveness and efficiency in converting monetizable traffic into revenue, which are key drivers of our Products reportable segment.

Revenue

The following tables presents our revenue by reportable segment (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	($)	(%)
Marketing	$54,142	$76,654	$(22,512)	(29)%
Products	23,973	17,927	6,046	34%
Total revenue	$78,115	$94,581	$(16,466)	(17)%

	Six Months Ended June 30,		Change
	2025	2024	($)	(%)
Marketing	$106,392	$146,784	$(40,392)	(28)%
Products	46,236	32,714	13,522	41%
Total revenue	$152,628	$179,498	$(26,870)	(15)%

Marketing

Marketing revenue decreased for the three and six months ended June 30, 2025 as compared to the prior comparative periods. For the three months ended June 30, 2025, compared to the prior year comparative period, traffic acquisition cost decreased by approximately $5.3 million to $114.9 million from $120.2 million and RTAC decreased by approximately 3% to 117% from 120%. For the six months ended June 30, 2025, compared to the prior year comparative period, TAC decreased by approximately $26.5 million to $200.9 million from $227.3 million and RTAC increased by approximately 2% to 121% from 119%.

Products

Products revenue increased for the three and six months ended June 30, 2025 as compared to the prior comparative periods. For the three months ended June 30, 2025, compared to the prior year comparative period, Products sessions increased by approximately 57.6 million to 522.5 million from 464.9 million and Products RPS increased by approximately $0.01 to $0.05 from $0.04. For the six months ended June 30, 2025, compared to the prior year comparative period, Products sessions increased by approximately 97.4 million to 998.2 million from 900.8 million and Products RPS increased by approximately $0.01 to $0.05 from $0.04.

Cost of revenue

Cost of revenue decreased for the three and six months ended June 30, 2025 as compared to the prior comparative periods. The decrease in advertising spend and agency fees is correlated with the decrease in revenue.

Amortization expense for our RAMP platform increased $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively compared to the prior comparative periods primarily due to increased amortization for our continued investment in developed technology and internally developed software.

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

The following tables presents our segment adjusted gross profit by reportable segment (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	($)	(%)
Marketing	$19,633	$23,622	$(3,989)	(17)%
Products	$22,697	$17,246	$5,451	32%

	Six Months Ended June 30,		Change
	2025	2024	($)	(%)
Marketing	$41,420	$43,278	$(1,858)	(4)%
Products	$43,652	$30,971	$12,681	41%

See the Revenue and Cost of revenue discussions above for changes to adjusted gross profit.

Salaries and benefits

Salaries and benefits expense decreased for the three and six months ended June 30, 2025 as compared to the prior comparative periods. The decrease was primarily related to $11.1 million and $11.2 million reduction in CouponFollow share-based liability accruals and an approximate ten percent reduction in headcount, for the three and six months ended June 30, 2025, respectively. For the three months ended June 30, 2025 this was offset by $2.2 million recognized for employee benefits and a net increase in stock based compensation of $1.1 million of which $3.5 million related to expense recognized for the vesting of certain stock appreciation right awards offset by $2.3 million reduction in restricted stock unit awards that had vested. For the six months ended June 30, 2025, this was offset by $3.5 million related to vesting of certain stock appreciation right awards.

Selling, general, and administrative

Selling, general, and administrative expense decreased for the three and six months ended June 30, 2025 as compared to the prior comparative periods. The decrease was primarily related to the $4.3 million and $7.3 million reduction in professional services and consulting fees for the three and six months ended June 30, 2025, respectively.

Other expense (income):

Interest expense, net

Interest expense, net decreased for the three and six months ended June 30, 2025 as compared to the prior comparative periods primarily due to a lower outstanding debt balance.

Gain on extinguishment of debt

Gain on extinguishment of debt decreased for the three and six months ended June 30, 2025 as compared to the prior comparative periods due to the repurchase of our principal debt balances via a Dutch auction in the first quarter and repurchase of debt in the second quarter of 2024. There was no repurchase of debt in the first or second quarter of 2025.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities decreased for the three and six months ended June 30, 2025 as compared to the prior comparative periods due to the fair value remeasurement of Warrants which have been delisted from the New York Stock Exchange.

Income tax benefit

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), nondeductible expenses, valuation allowance and outside basis adjustments.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently assessing its impact on our consolidated financial statements.

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

As of June 30, 2025, we had unrestricted cash and cash equivalents of $63.6 million and $50.0 million available to borrow on our 2022 Revolving Facility. For the six months ended June 30, 2025, we had cash outflows of $2.7 million. The principal drivers of our cash outflows were $8.5 million net inflows for changes in operations, which included $13.2 million in outflows related to the payment of an earnout obligation for the CouponFollow acquisition and $19.9 million in inflows related to timing of payments to revenue share partners, $10.0 million principal repayment of our Term Loan and $2.8 million of capitalized software development costs.

Our revenue is dependent on two key Advertising Partners, Google and Microsoft. See our concentration with customers discussion at Item 1 "Financial Statements — Note 2, Summary of Significant Accounting Policies" for additional information.

Credit Facilities

See Item 1, "Financial Statements - Note 5, Debt, Net" of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$8,543	$(6,022)
Net cash used in investing activities	$(3,107)	$(3,218)
Net cash used in financing activities	$(8,094)	$(53,929)

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

In the six months ended June 30, 2025, cash provided by operating activities was $8.5 million. The principal drivers of our cash inflow from operations were related to timing of revenue share payments to our partners.

In the six months ended June 30, 2024, cash used in operating activities was $6.0 million resulted primarily from favorable changes in net income, excluding the impact of non-cash items offset by favorable changes in working capital balances. The favorable changes in working capital balances included an increase in accrued expenses and other current liabilities offset by an increase in account receivable balances.

Investing Activities

Our primary investing activities consisted of costs capitalized for internally developed software.

In the six months ended June 30, 2025 and 2024, cash used in investing activities was $3.1 million and $3.2 million resulted primarily from costs capitalized for internally developed software, respectively.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our indebtedness under our credit facilities.

In the six months ended June 30, 2025, cash used in financing activities was $8.1 million of which $10.0 million was related to the repayment of the 2022 Term Loan, offset by $2.3 million of cash received from the private placement with our founders family foundation.

In the six months ended June 30, 2024, cash used in financing activities was $53.9 million was primarily related to the repurchase of the 2022 Term Note via a Dutch auction in the amount of $51.8 million.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of June 30, 2025, we remain contractually obligated to spend a remaining $5.0 million towards this commitment.

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

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, see Item 1, "Financial Statements - Note 2, Summary of Significant Accounting Policies."

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a "smaller reporting company", as defined by Rule 10(f)(1) of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2025, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were as follows:

•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions;
•We did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain effective controls to timely analyze and record the financial statement effects from complex, non-routine transactions, including acquisitions, dispositions, equity commitments and post-combination compensation arrangements. Specifically, we did not design and maintain effective controls over the application of US GAAP to such transactions, and, as it relates to acquisitions, did not design and maintain effective controls over (i) the review of the inputs and assumptions used in the measurement of assets acquired and liabilities assumed, including discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (ii) the tax impacts of acquisitions to the financial statements, and (iii) conforming of US GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses;
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

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities
During the second quarter of 2025, we sold $2.25 million of unregistered securities. The proceeds will be used for general corporate expenses.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to our purchases of common stock during the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
June 1 - 30	144	$4.35	144	$23.9
Total Repurchases	144	$4.35	144	$23.9

In August 2022, the Board authorized up to $25.0 million for the repurchase of our Class A common stock and Warrants. As of June 30, 2025, we had $23.9 million available under this authorization remaining.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1(a)	Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021

2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)	Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)	Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

2.2	Share Purchase Agreement, dated November 30, 2023, by and among System1, Inc., Orchid Merger Sub II, LLC, Sonic Newco, LLC, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	2.1	12/4/2023

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2	Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

3.3	Amendment to the System1, Inc. Certificate of Incorporation	8-K	001-39331	3.1	6/14/2024

3.4	Amendment to the System1, Inc. Certificate of Incorporation	8-K	001-39331	3.1	6/11/2025

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39331	4.2	6/6/2023

10.1^	System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/2/2022

10.2#	Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	10-K	001-39331	10.7	6/6/2023

10.3	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.4	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	6/22/2020

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
^	Indicates management contract or compensatory plan.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

System1 Inc.

Date: August 7, 2025	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer