Form 10-Q
period 2025-09-30
System1, Inc.
filed 2025-11-05
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

As of October 29, 2025 there were 8,128,321 shares of Class A common stock, $0.0001 par value per share, and 1,869,607 shares of Class C common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$54,589	$63,607
Restricted cash, current	1,243	3,970
Accounts receivable, net	54,356	62,916
Prepaid expenses and other current assets	6,430	3,984
Total current assets	116,618	134,477
Restricted cash, non-current	378	371
Property and equipment, net	1,655	2,104
Internal-use software development costs, net	14,170	14,436
Intangible assets, net	166,714	222,341
Goodwill	82,407	82,407
Operating lease right-of-use assets	2,923	2,644
Other non-current assets	295	349
Total assets	$385,160	$459,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,065	$10,401
Accrued expenses and other current liabilities	54,255	76,200
Operating lease liabilities, current	677	2,089
Current debt, net	24,127	16,405
Total current liabilities	102,124	105,095
Operating lease liabilities, non-current	2,783	1,365
Non-current debt, net	235,109	255,118
Deferred tax liability	4,662	6,199
Other non-current liabilities	6,222	6,356
Total liabilities	350,900	374,133
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock $0.0001 par value; 500,000 shares authorized, 8,100 and 7,365 Class A shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class C common stock $0.0001 par value; 25,000 shares authorized, 1,869 and 1,870 Class C shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	877,108	863,041
Accumulated deficit	(834,196)	(782,335)
Accumulated other comprehensive loss	(230)	(443)
Total stockholders' equity attributable to System1, Inc.	42,683	80,264
Non-controlling interest	(8,423)	4,732
Total stockholders' equity	34,260	84,996
Total liabilities and stockholders' equity	$385,160	$459,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$61,561	$88,832	$214,189	$268,330
Operating expenses:
Cost of revenue	38,819	63,999	135,108	198,824
Salaries and benefits	21,354	29,177	72,639	87,597
Selling, general, and administrative	16,953	17,472	51,038	58,607
Total operating expenses	77,126	110,648	258,785	345,028
Operating loss	(15,565)	(21,816)	(44,596)	(76,698)
Other expense (income):
Interest expense, net	7,052	7,957	21,253	23,798
Gain on extinguishment of debt	—	—	—	(20,109)
Change in fair value of warrant liabilities	(71)	281	29	(1,471)
Total other expense, net	6,981	8,238	21,282	2,218
Loss before income tax	(22,546)	(30,054)	(65,878)	(78,916)
Income tax (benefit) expense	(543)	585	(2,477)	359
Net loss	(22,003)	(30,639)	(63,401)	(79,275)
Less: Net loss attributable to non-controlling interest	(3,487)	(7,037)	(11,539)	(18,763)
Net loss attributable to System1, Inc.	$(18,516)	$(23,602)	$(51,862)	$(60,512)

Basic and diluted net loss per share:	$(2.30)	$(3.37)	$(6.67)	$(8.76)

Weighted average number of shares outstanding - basic and diluted	8,054	7,005	7,773	6,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(22,003)	$(30,639)	$(63,401)	$(79,275)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(119)	(44)	263	(275)
Comprehensive loss	(22,122)	(30,683)	(63,138)	(79,550)
Comprehensive loss attributable to non-controlling interest	(3,509)	(7,114)	(11,489)	(18,957)
Comprehensive loss attributable to System1, Inc.	$(18,613)	$(23,569)	$(51,649)	$(60,593)

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	7,365	$1	1,870	$—	$863,041	$(782,335)	$(443)	$4,732	$84,996
Net loss	—	—	—	—	—	(15,883)	—	(3,973)	(19,856)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	120	—	—	—	33	—	—	(325)	(292)
Other comprehensive income	—	—	—	—	—	—	11	2	13
Stock-based compensation	—	—	—	—	2,766	—	—	44	2,810
Distributions to members, net of contributions	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	7,485	1	1,870	—	865,840	(798,218)	(432)	468	67,659
Net loss	—	—	—	—	—	(17,463)	—	(4,079)	(21,542)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	75	—	—	—	145	—	—	(165)	(20)
Conversion of Class C shares to Class A shares	1	—	(1)	—	—	—	—	—	—
Issuance of common stock in private placement	450	—	—	—	3,275	—	—	(1,025)	2,250
Class A common stock repurchases	—	—	—	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	—	—	299	70	369
Stock-based compensation	—	—	—	—	4,748	—	—	—	4,748
Distributions to members, net of contributions	—	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2025	8,011	$1	1,869	$—	$874,008	$(815,680)	$(133)	$(4,752)	$53,444
Net loss	—	—	—	—	—	(18,516)	—	(3,487)	(22,003)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	89	—	—	—	149	—	—	(162)	(13)
Other comprehensive loss	—	—	—	—	—	—	(97)	(22)	(119)
Stock-based compensation	—	—	—	—	2,951	—	—	—	2,951
Balance at September 30, 2025	8,100	$1	1,869	$—	$877,108	$(834,196)	$(230)	$(8,423)	$34,260

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	6,585	$1	2,151	$—	$843,120	$(707,662)	$(181)	$34,037	$169,315
Net loss	—	—	—	—	—	(10,537)	—	(3,254)	(13,791)
Issuance of common stock in connection with settlement of incentive plan	97	—	—	—	2,464	—	—	(757)	1,707
Conversion of Class C shares to Class A shares	31	—	(31)	—	241	—	—	(241)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(110)	—	—	—	(110)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	150	—	—	—	178	—	—	(1,169)	(991)
Other comprehensive loss	—	—	—	—	—	—	(90)	(45)	(135)
Stock-based compensation	—	—	—	—	4,317	—	—	88	4,405
Contributions from members, net of distributions	—	—	—	—	—	—	—	5	5
Balance at March 31, 2024	6,863	1	2,120	—	850,210	(718,199)	(271)	28,664	160,405
Net loss	—	—	—	—	—	(26,373)	—	(8,472)	(34,845)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	62	—	—	—	284	—	—	(308)	(24)
Other comprehensive loss	—	—	—	—	—	—	(24)	(72)	(96)
Stock-based compensation	—	—	—	—	3,784	—	—	87	3,871
Distributions to members	—	—	—	—	—	—	—	(32)	(32)
Balance at June 30, 2024	6,925	$1	2,120	$—	$854,278	$(744,572)	$(295)	$19,867	$129,279
Net loss	—	—	—	—	—	(23,602)	—	(7,037)	(30,639)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	121	—	—	—	288	—	—	(308)	(20)
Other comprehensive loss	—	—	—	—	—	—	33	(77)	(44)
Stock-based compensation	—	—	—	—	4,182	—	—	88	4,270
Balance at September 30, 2024	7,046	$1	2,120	$—	$858,748	$(768,174)	$(262)	$12,533	$102,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(63,401)	$(79,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,832	59,877
Stock-based compensation	10,025	11,194
Amortization of debt issuance costs	2,714	2,966
Noncash lease expense	1,429	1,407
Change in fair value of warrant liabilities	29	(1,471)
Deferred tax benefits	(1,477)	(1,581)
Gain on extinguishment of debt	—	(20,109)
Share-based compensation liabilities	2,523	15,765
Other, net	32	(27)
Changes in operating assets and liabilities:
Accounts receivable	8,560	(1,487)
Prepaid expenses and other current assets	(2,377)	2,437
Accounts payable	13,056	(75)
Accrued expenses and other current liabilities	(25,908)	5,580
Other non-current liabilities	(546)	(1,228)
Net cash provided by (used in) operating activities	6,491	(6,027)
Cash Flows from Investing Activities
Purchases of property and equipment	(46)	(31)
Purchases of intangible asset	(275)	—
Capitalized software development costs	(4,775)	(4,931)
Net cash used in investing activities	(5,096)	(4,962)
Cash Flows from Financing Activities
Repayment of term loan	(15,000)	(56,786)
Taxes paid related to net settlement of stock awards	(324)	(2,137)
Distributions to members, net of contributions	(33)	(27)
Proceeds from private placement of Class A common stock	2,250	—
Net cash used in financing activities	(13,107)	(58,950)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(26)	81
Net decrease in cash, cash equivalents and restricted cash	(11,738)	(69,858)
Cash and cash equivalents and restricted cash, beginning of the period	67,948	143,450
Cash and cash equivalents and restricted cash, end of the period	$56,210	$73,592
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$54,589	$69,092
Restricted cash	1,621	4,500
Total cash, cash equivalents and restricted cash	$56,210	$73,592
Supplemental cash flow information:
Stock-based compensation included in capitalized software development costs	$484	$1,113
Settlement of incentive plan through issuance of common stock	$—	$1,707
Right-of-use assets obtained in exchange for operating lease obligations	$1,700	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Description of Business

System1, Inc. and subsidiaries (the "Company", "we", "our" or "us") operates several flagship brands across multiple consumer verticals, including shopping, travel and search, and a best-in-class customer acquisition and marketing platform powered by AI and machine learning. The Company's platform is omnichannel and omnivertical, delivering high-intent customers to its advertising partners to maximize their reach and effectiveness.

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

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC ("S1 Media"), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include CouponFollow, Startpage and MapQuest, and (c) S1 Holdco holds our assets related to our Marketing businesses. System1 Holdings holds our remaining assets and business operations. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

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

In our opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025 or future operating periods.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

On June 10, 2025, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the Class A and Class C common stock (the "Reverse Stock Split"). The Reverse Stock Split does not reduce the number of authorized shares of Class A and Class C common stock which remains at 500,000,000 and 25,000,000, respectively, and does not change the par value of the common stock, which remains at $0.0001 per share. Accordingly, all share and per share amounts of common stock for all periods presented in these unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the Reverse Stock Split.

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

As of December 31, 2024, the Company had outstanding warrants classified as a liability. These warrants were measured at fair value using Level 1 inputs based on quoted market prices in active markets. During the quarter ended September 30, 2025, the fair value measurement of the warrants changed from Level 1 to Level 3 due to the delisting of the warrants from an exchange and lack of observable inputs.

Risks

We are subject to certain business and operational risks, including competition from alternative technologies, as well as dependence on key Advertising Partners, key employees, key contracts, and growth to achieve our business and operational objectives.

Concentrations

As of September 30, 2025, we had two paid search advertising partnership agreements with Google, and one paid search advertising partnership agreement with Microsoft. The Google agreements are in effect through February 28, 2027 and September 30, 2027. The agreement with Microsoft (our next largest Advertising Partner by revenue) was renewed through December 31, 2026. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning with the year ending December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which improves the disclosures about a public business entity's expenses and requires detailed information about the types of expenses in commonly presented expense financial statement captions. This guidance will be effective for the annual periods beginning with the year ending December 31, 2027 and interim periods during the year ending December 31, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our condensed consolidated financial statements and related disclosures.

In September 2025, the Financial Accounting Standards Board issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs. This guidance will be effective for the annual periods beginning with the year ending December 31, 2028 and interim periods during the year ending December 31, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our condensed consolidated financial statements and related disclosures.

3.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

Goodwill was $82.4 million as of September 30, 2025 and December 31, 2024, all of which is attributable to the Partner Network reporting unit. In the second quarter of fiscal year 2025, as a result of organizational restructuring, the Company changed its identified segments and determined there are now two operating and reportable segments, Marketing and Products. There was no change to the Partner Network reporting unit. See Note 9, Segment Reporting, for further discussion of the Company’s operating segments. No impairment of goodwill was recognized in any of the periods presented. If revenue and gross profit performance deteriorate further, is it possible that there could be impairment of Goodwill and Intangible Assets in future periods in the Partner Network reporting unit.

Internal-use Software Development Costs, Net and Intangible Assets, Net

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$26,534	$(12,364)	$14,170
Intangible assets:
Developed technology	$196,403	$(180,344)	$16,059
Trademarks and trade names	236,053	(86,350)	149,703
Software	5,100	(4,572)	528
Customer relationships	2,900	(2,476)	424
Total	$440,456	$(273,742)	$166,714

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$21,393	$(6,957)	$14,436
Intangible assets:
Developed technology	$196,128	$(143,386)	$52,742
Trademarks and trade names	236,053	(68,650)	167,403
Software	5,100	(3,616)	1,484
Customer relationships	2,900	(2,188)	712
Total	$440,181	$(217,840)	$222,341

The internal-use software development costs include work in progress which is not being amortized of $2.2 million and $5.0 million as of September 30, 2025 and December 31, 2024, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense for internal-use software development	$2,033	$1,228	$5,407	$3,238
Amortization expense for intangible assets	$18,626	$18,665	$55,902	$55,995

Amortization expense was presented as follows in the Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$13,343	$12,828	$39,484	$38,157
Selling, general, and administrative	$7,316	$7,065	$21,825	$21,076

No impairment of internal-use software development cost or intangible assets was recognized for any of the periods presented.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued revenue share	$21,307	$27,656
Accrued payroll and related benefits	8,907	15,893
Accrued marketing expenses	2,475	9,440
Shared-based compensation liability	12,514	17,821
Advertising partner liability	5,494	—
Other current liabilities	3,558	5,390
Accrued expenses and other current liabilities	$54,255	$76,200

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

For the three and nine months ended September 30, 2025, we recognized $0.9 million and $2.5 million in salaries and benefits expenses on the condensed consolidated statements of operations for the performance-based portion of the awards under the CouponFollow Incentive Plan, respectively. As of September 30, 2025, the remaining share-based compensation expense to be recognized in 2025 is $0.9 million.

5.Debt, Net

We entered into a term loan ("Term Loan") and revolving facility ("2022 Revolving Facility") with Bank of America, N.A., on January 27, 2022, providing for a 5.5-year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The 2022 Revolving Facility provided for borrowing availability of up to $50.0 million. As of September 30, 2025, principal of $265.1 million was outstanding on the Term Loan and there was no balance outstanding on the 2022 Revolving Facility. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in July 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the 2022 Revolving Facility exceeds 35% of the $50.0 million 2022 Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The facility has certain financial and nonfinancial covenants, including a leverage ratio. The facility also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with the financial covenants under the Term Loan as of September 30, 2025.

The interest rate on the 2022 Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. As of September 30, 2025 and December 31, 2024, respectively, we had $50.0 million available on the 2022 Revolving Facility.

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

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	September 30, 2025	December 31, 2024
Term Loan [1,2]	$259,236	$271,523
Total debt, net	$259,236	$271,523
_______________
[1] Includes unamortized discount of $5.6 million and $8.1 million and unamortized loan fees of $0.3 million and $0.4 million, as of September 30, 2025 and December 31, 2024, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $129.2 million as of September 30, 2025.

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

We recorded an income tax benefit of $0.5 million and $2.5 million for the three and nine months ended September 30, 2025, respectively and an income tax expense of $0.6 million and $0.4 million for the three and nine months ended September 30, 2024. The effective tax rate was 2.4% and 3.7% for the three and nine months ended September 30, 2025, respectively and (1.9)% and (0.5)% for the three and nine months ended September 30, 2024, respectively. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible expenses, increase to the valuation allowance related to unrealizable deferred tax assets, and outside basis adjustments. As of September 30, 2025, we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the three and nine months ended September 30, 2025 and 2024, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. The total amount of Tax Receivable Agreement

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Payments due under the Tax Receivable Agreement was $5.3 million as of September 30, 2025 and December 31, 2024.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company does not expect these tax law changes to have a material impact on the Company's financial statements; however, the Company will continue to evaluate their impact as further information becomes available.

7.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of September 30, 2025, we remain contractually obligated to spend $3.4 million towards this commitment.

As of September 30, 2025, we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe the ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows reflected in the condensed consolidated financial statements as of September 30, 2025. There can be no assurance, however, that the ultimate resolution of such actions will not materially or adversely affect our consolidated financial position, results of operations, or cash flows. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated.

In September 2025, certain lenders (the "Lenders") under the Company’s Credit Agreement, dated January 27, 2022 (the "Credit Agreement"), filed a lawsuit in the Supreme Court of the State of New York (the "New York Loan Matter") alleging (i) breach of contract against certain named subsidiaries of the Company that are parties to the Credit Agreement related to the corporate reorganization transactions undertaken by the Company in August 2024 to better align its corporate entity structure with its reportable business segments (the "Corporate Reorg Transactions"), (ii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with certain transactions undertaken by the Company related to the sale of its Total Security business in November 2023 (the "Total Security Transactions") and (iii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with the Corporate Reorg Transactions. Concurrently with the filing of the New York Loan Matter, the same Lenders under the Company’s Credit Agreement filed a lawsuit in California Superior Court (Los Angeles County) (the "California Matter" and, together with the New York Loan Matter, the "Creditor Lawsuits") alleging intentional and constructive fraudulent transfer against Openmail2, LLC, an entity controlled by the Company’s co-founders ("Openmail2") and certain trusts established for the benefit of the co-founders families (the "Co-founder Trusts") which are significant shareholders of the Company in connection with certain arm’s-length negotiated loans that Openmail2 and the Co-founder Trusts extended to certain subsidiaries of the Company in fiscal year 2023 (the "Affiliate Loans") and which were repaid with a portion of the proceeds of the Total Security sale. The Company subsidiaries that were parties to the Affiliate Loans agreed to indemnify Openmail2 and the Co-founder Trusts for any third-party claims asserted against such parties in connection with extending the Affiliate Loans. The Lenders are consolidating the Creditor Lawsuits into a single matter in New York since the Lawsuits principally relate to the same allegations and underlying transactions. The Company disputes all of the allegations set forth in the Creditor Lawsuits, denies any liability related thereto and intends to defend itself vigorously against the allegations and claims set forth therein. The Company has not accrued a loss related to the Creditor Lawsuits, as a loss is not currently probable and a loss, or range of loss, is not reasonably estimable.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2025 or December 31, 2024, respectively.

8.Net Loss Per Share

For the three and nine months ended September 30, 2025 and 2024, basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per share
Net loss attributable to System1, Inc.	$(2.30)	$(3.37)	$(6.67)	$(8.76)
Numerator:
Net loss attributable to System1, Inc.	$(18,516)	$(23,602)	$(51,862)	$(60,512)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	8,054	7,005	7,773	6,907

Shares of Class C common stock, restricted stock units, Stock Appreciation Rights ("SARs") and warrants outstanding for the three and nine months ended September 30, 2025 and 2024, are considered potentially dilutive to the shares of Class A common stock and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the three and nine months ended September 30, 2025, a total of 16.8 million Warrants and 0.5 million vested SARs were excluded from the computation of diluted net loss per share as the impact was anti-dilutive. In addition, for the three and nine months ended September 30, 2025, we excluded 1.5 million SARs as they are contingently issuable based on performance conditions which were not achieved. For the three and nine months ended September 30, 2024, a total of 16.8 million Warrants were excluded from the computation of diluted net loss per share as the impact was anti-dilutive. In addition, for the three and nine months ended September 30, 2024, we excluded 2.2 million SARs as they are contingently issuable based on performance conditions which were not achieved. See Note 10, Stock-Based Compensation for additional details.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table summarizes revenue, segment cost of revenue and segment adjusted gross profit by reportable segment (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Marketing	Products	Total	Marketing	Products	Total
Revenue	$39,065	$22,496	$61,561	$68,083	$20,749	$88,832
Less: segment cost of revenue	22,417	1,278	23,695	48,693	680	49,373
Segment adjusted gross profit	16,648	21,218	37,866	19,390	20,069	39,459
Other cost of revenue			15,124			14,626
Salaries and benefits			21,354			29,177
Selling, general, and administrative			16,953			17,472
Interest expense, net			7,052			7,957
Change in fair value of warrant liabilities			(71)			281
Loss before income tax			$(22,546)			$(30,054)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Marketing	Products	Total	Marketing	Products	Total
Revenue	$145,457	$68,732	$214,189	$214,867	$53,463	$268,330
Less: segment cost of revenue	87,389	3,862	91,251	152,199	2,423	154,622
Segment adjusted gross profit	58,068	64,870	122,938	62,668	51,040	113,708
Other cost of revenue			43,857			44,202
Salaries and benefits			72,639			87,597
Selling, general, and administrative			51,038			58,607
Interest expense, net			21,253			23,798
Gain on extinguishment of debt			—			(20,109)
Change in fair value of warrant liabilities			29			(1,471)
Loss before income tax			$(65,878)			$(78,916)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$59,387	$85,216	$206,281	$258,113
Other countries	2,174	3,616	7,908	10,217
Total revenue	$61,561	$88,832	$214,189	$268,330

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

We recorded the following stock-based compensation expense for equity-classified awards included within salaries and benefits in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$2,832	$3,783	$10,025	$11,196

Restricted Stock Units

In July 2025, we granted 2.0 million restricted stock unit awards in accordance with the 2022 Incentive Award Plan.

Stock Appreciation Rights

On May 30, 2025 the SARs plan administrator certified that the trailing twelve month ("TTM") adjusted EBITDA exceeded the Tranche I performance threshold and the Tranche I awards vested ("Vested SARs").

On June 10, 2025 our stockholders approved an amendment to the System1, Inc. 2024 Stock Appreciation Rights Plan, (as amended, the "2024 SARs Plan") and the repricing ("Repricing") of certain outstanding SARs previously granted to our employees and consultants under the SARs Plan (collectively, the "SARs Plan Amendment and Repricing"). The strike price of the SARs granted changed from $1.44 to $0.44 and the adjusted

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

EBITDA performance threshold for any TTM period concluding on or after the applicable date of grant was modified from (i) $60 million ("Tranche II"), (ii) $70 million ("Tranche III") and (iii) $80 million ("Tranche IV") to (i) $55 million, (ii) $60 million and (iii) $65 million, respectively ("the Modification"). There were no changes to the other terms of the SARs Plan.

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

As of September 30, 2025, we recognized compensation cost for the Vested SARs and determined it is probable we would achieve the performance conditions of Tranche II before the fifth anniversary grant date of the awards. Accordingly, we recognized $0.8 million and $4.4 million of stock-based compensation expense, within equity for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the total unrecognized compensation cost related to unvested Tranche II SARs was $0.5 million. During the three and nine months ended September 30, 2025, there were an immaterial number of SARs were exercised.

11.Related Party Transaction

During the second quarter of 2025, we entered into a Securities Purchase Agreement with one of our Founders' family foundation, pursuant to which we agreed to sell 450,000 shares of our Class A common stock at a price of $5.00 per share. The aggregate proceeds, which were received on May 2, 2025, was $2.3 million.

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

Company Overview

We operates several flagship brands across multiple consumer verticals, including shopping, travel and search, and a best-in-class customer acquisition and marketing platform powered by AI and machine learning. The Company's platform is omnichannel and omnivertical, delivering high-intent customers to its advertising partners to maximize their reach and effectiveness.

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

Through RAMP, we process daily advertising campaign optimizations across approximately 40 advertising vertical categories as of September 30, 2025. We are able to efficiently monetize user intent by linking data on consumer engagement, such as first party search data like traffic sources, device type and search queries, with data on monetization rates and advertising spend. This context-enriched data, combined with our proprietary and data science driven algorithms, creates a closed-loop system that is not reliant on personally identifiable information or information obtained through third-party cookies, but which allows RAMP to efficiently match consumer demand with the appropriate advertiser or advertising experience across advertising category verticals.

We monetize user traffic acquired by our Network Partners. Since launching, this business has expanded to support additional advertising formats across multiple advertising platforms, and has acquired several leading websites, enabling it to control the entire flow of the user acquisition experience, while monetizing user traffic through our network of owned and operated websites. As of September 30, 2025, we own and operate approximately 40 websites, including leading search engines like info.com and Startpage.com, and digital media publishing websites and internet utilities, such as HowStuffWorks, MapQuest, CouponFollow and ActiveBeat.

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

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include CouponFollow, Startpage and MapQuest, and (c) S1 Holdco holds our assets related to our Marketing businesses. System1 Holdings holds our remaining assets and business operations. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and 2022 Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

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

Components of Our Results of Operations

Revenue

We earn revenue by directly acquiring traffic to our owned and operated websites and utilizing our RAMP platform and additional services to monetize end-users for our Advertising Partners. For this revenue stream, we have a single performance obligation and have determined that we are the principal in the transaction and report revenue on a gross basis for the amounts received from Advertising Partners. We have determined that we are the principal since we direct the use of our owned and operating websites, and as such have risk of loss on the user-traffic that we are acquiring for monetization with our Advertising Partners. Additionally, we maintain the website, provide the content and bear the cost and risk of loss associated with the digital online inventory available on our website.

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

Income tax (benefit) expense

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

Results of Operations

The following tables set forth our condensed consolidated results of operations and condensed consolidated results of operations as a percentage of revenue and comparative period changes for the periods presented (in thousands):

	Three Months Ended September 30,				Change
	2025	% of Revenue	2024	% of Revenue	($)	(%)*
Revenue	$61,561	100%	$88,832	100%	$(27,271)	-31%
Operating expenses:
Cost of revenue	38,819	63%	63,999	72%	(25,180)	-39%
Salaries and benefits	21,354	35%	29,177	33%	(7,823)	-27%
Selling, general, and administrative	16,953	28%	17,472	20%	(519)	-3%
Total operating expenses	77,126	125%	110,648	125%	(33,522)	-30%
Operating loss	(15,565)	-25%	(21,816)	-25%	6,251	-29%
Other expense (income):
Interest expense, net	7,052	11%	7,957	9%	(905)	-11%
Change in fair value of warrant liabilities	(71)	—%	281	—%	(352)	-125%
Total other expense, net	6,981	11%	8,238	9%	(1,257)	-15%
Loss before income tax	(22,546)	-37%	(30,054)	-34%	7,508	-25%
Income tax (benefit) expense	(543)	-1%	585	1%	(1,128)	-193%
Net loss	(22,003)	-36%	(30,639)	-34%	8,636	-28%
Less: Net loss attributable to non-controlling interest	(3,487)	-6%	(7,037)	-8%	3,550	-50%
Net loss attributable to System1, Inc.	$(18,516)	-30%	$(23,602)	-27%	$5,086	-22%
* Percentages may not sum due to rounding

	Nine Months Ended September 30,				Change
	2025	% of Revenue	2024	% of Revenue	($)	(%)*
Revenue	$214,189	100%	$268,330	100%	$(54,141)	-20%
Operating expenses:
Cost of revenue	135,108	63%	198,824	74%	(63,716)	-32%
Salaries and benefits	72,639	34%	87,597	33%	(14,958)	-17%
Selling, general, and administrative	51,038	24%	58,607	22%	(7,569)	-13%
Total operating expenses	258,785	121%	345,028	129%	(86,243)	-25%
Operating loss	(44,596)	-21%	(76,698)	-29%	32,102	-42%
Other expense (income):
Interest expense, net	21,253	10%	23,798	9%	(2,545)	-11%
Gain on extinguishment of debt	—	—	(20,109)	-7%	20,109	-100%
Change in fair value of warrant liabilities	29	—%	(1,471)	-1%	1,500	-102%
Total other expense, net	21,282	10%	2,218	1%	19,064	860%
Loss before income tax	(65,878)	-31%	(78,916)	-29%	13,038	-17%
Income tax (benefit) expense	(2,477)	-1%	359	—%	(2,836)	-790%
Net loss	(63,401)	-30%	(79,275)	-30%	15,874	-20%
Less: Net loss attributable to non-controlling interest	(11,539)	-5%	(18,763)	-7%	7,224	-39%
Net loss attributable to System1, Inc.	$(51,862)	-24%	$(60,512)	-23%	$8,650	-14%
* Percentages may not sum due to rounding

Revenue Metrics

The key non-financial performance metrics we use to evaluate our business, track the effectiveness of our operations and measure our performance are return on traffic acquisition cost ("RTAC"), the number of Products sessions and Products revenue-per-session ("Products RPS").

Marketing

We define RTAC as platform revenue divided by traffic acquisition cost. Platform revenue is Revenue plus Network Partner revenue share. Traffic Acquisition Cost ("TAC") is defined as the sum of total advertising spend, agency fees and Network Partner revenue share. Advertising spend is the amount of advertising that is spent to acquire traffic. Agency fees are the amount of costs for agencies acquiring traffic to Owned and Operated websites. We believe RTAC is a relevant measure to evaluate our effectiveness and efficiency in deploying capital to acquire monetizable traffic to our Marketing segment.

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

Revenue

The following tables presents our revenue by reportable segment (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	($)	(%)
Marketing	$39,065	$68,083	$(29,018)	-43%
Products	22,496	20,749	1,747	8%
Total revenue	$61,561	$88,832	$(27,271)	-31%

	Nine Months Ended September 30,		Change
	2025	2024	($)	(%)
Marketing	$145,457	$214,867	$(69,410)	-32%
Products	68,732	53,463	15,269	29%
Total revenue	$214,189	$268,330	$(54,141)	-20%

Marketing

Marketing revenue decreased for the three and nine months ended September 30, 2025 as compared to the comparative periods. This was driven by a decrease in TAC, where for the three months ended September 30, 2025, compared to the prior year comparative period, TAC decreased by $26.8 million to $84.0 million from $110.8 million. This was slightly offset by an increase in RTAC of 2% to 120% from 118%. Similarly, for the nine months ended September 30, 2025, compared to the prior year comparative period, TAC decreased by $53.3 million to $284.8 million from $338.1 million, which was slightly offset by an increase in RTAC of 1% to 120% from 119%.

Products

Products revenue increased for the three and nine months ended September 30, 2025 as compared to the comparative periods. The increase was driven by an increase in Products sessions, where for the three months ended September 30, 2025, compared to the prior year comparative period, Products sessions increased by 111.3 million to 584.7 million from 473.4 million while Products RPS remained flat at $0.04. Similarly, for the nine months ended September 30, 2025, compared to the prior year comparative period, Products sessions increased by 208.6 million to 1,582.8 million from 1,374.2 million and Products RPS remained flat at $0.04.

Cost of revenue

Cost of revenue decreased for the three and nine months ended September 30, 2025 as compared to the comparative periods. The decrease in advertising spend and agency fees is correlated with the decrease in revenue.

Amortization expense for our marketing platforms increased $0.5 million and $1.3 million for the three and nine months ended September 30, 2025, respectively compared to the prior comparative periods primarily due to increased amortization for our continued investment in developed technology and internally developed software.

Our chief operating decision maker measures and evaluates reportable segments based on segment operating revenue and segment adjusted gross profit. We define and calculate segment adjusted gross profit as revenue less traffic acquisition costs incurred to acquire users. The remaining cost of revenue consists of non-advertising expenses such as set-up costs, royalties, fees and amortization related to our marketing platforms. We exclude the following items from segment adjusted gross profit: other cost of revenue (total cost of revenue excluding traffic acquisition cost), salaries and benefits, selling, general and administrative expenses and, at times, certain other transactions or adjustments.

The following tables presents our segment adjusted gross profit by reportable segment (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	($)	(%)
Marketing	$16,648	$19,390	$(2,742)	-14%
Products	$21,218	$20,069	$1,149	6%

	Nine Months Ended September 30,		Change
	2025	2024	($)	(%)
Marketing	$58,068	$62,668	$(4,600)	-7%
Products	$64,870	$51,040	$13,830	27%

See the Revenue and Cost of revenue discussions above for changes to adjusted gross profit.

Salaries and benefits

Salaries and benefits expense decreased for the three and nine months ended September 30, 2025 compared to the comparative periods.

For the three months ended September 30, 2025, the $7.8 million decrease is primarily related to recognition of $7.2 million CouponFollow shared-based liability expense in the comparative period when all tier targets were determined to be probable of being achieved and a $1.4 million reduction in stock-based compensation related to reduced restricted stock unit issuances. This was offset by an increase of $0.8 million in stock-based compensation expense related to the vesting of Tranche I stock appreciation right awards issued in the current period and the expense of Tranche II stock appreciation right awards.

For the nine months ended September 30, 2025, the $15.0 million decrease is primarily related to recognition of $17.6 million reduction in CouponFollow share-based liability expense in the comparative period when all tier targets were determined to be probable of being achieved and a $6.2 million reduction in stock-based compensation related to reduced restricted stock units issuances. This was offset by an increase of $4.4 million in stock-based compensation expense related to the vesting of Tranche I stock appreciation right awards and continued accrual of Tranche II stock appreciation right awards, a $3.0 million increase in retention bonus expense, and a $1.3 million increase in severance expense.

Selling, general, and administrative

Selling, general, and administrative expense decreased for the three and nine months ended September 30, 2025 as compared to the prior comparative periods. The decrease was primarily related to a $0.5 million and $7.9 million reduction in professional services and consulting fees for the three and nine months ended September 30, 2025, respectively.

Other expense (income):

Interest expense, net

Interest expense, net decreased for the three and nine months ended September 30, 2025 as compared to the prior comparative periods primarily due to a lower outstanding debt balance.

Gain on extinguishment of debt

Gain on extinguishment of debt decreased for the nine months ended September 30, 2025 as compared to the prior comparative period due to the repurchase of our principal debt balances via a Dutch auction in the first quarter and repurchase of principal debt in the second quarter of 2024. There was no repurchase of debt during the third quarter of 2024 or during 2025.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities increased for the three months ended September 30, 2025 and decreased for the nine months ended September 30, 2025 as compared to the prior comparative periods due to the fair value remeasurement of Warrants which have been delisted from the New York Stock Exchange.

Income tax (benefit) expense

The difference between the effective tax rates for the periods presented above and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), nondeductible expenses, valuation allowance and outside basis adjustments.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company does not expect these tax law changes to have a material impact on the Company's financial statements; however, the Company will continue to evaluate their impact as further information becomes available.

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

As of September 30, 2025, we had unrestricted cash and cash equivalents of $54.6 million and $50.0 million available to borrow on our 2022 Revolving Facility. For the nine months ended September 30, 2025, we had cash outflows of $11.7 million.

Our revenue is dependent on two key Advertising Partners, Google and Microsoft. See our concentration with customers discussion at Item 1 "Financial Statements — Note 2, Summary of Significant Accounting Policies" for additional information.

Credit Facilities

See Item 1, "Financial Statements - Note 5, Debt, Net" of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$6,491	$(6,027)
Net cash used in investing activities	$(5,096)	$(4,962)
Net cash used in financing activities	$(13,107)	$(58,950)

Operating Activities

Our operating cash flow activities are primarily impacted by growth in our operations, timing of payments to our suppliers for advertising inventory and data and related collections from our partners. Payment and collection cycles can vary from period to period. In addition, seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

In the nine months ended September 30, 2025, cash provided by operating activities was $6.5 million. The principal drivers of our cash inflow from operations primarily from favorable changes in net income, excluding the impact of non-cash items offset by unfavorable changes in working capital balances. The unfavorable changes in working capital balances included $13.2 million in outflows related to the payment of an earnout obligation for the CouponFollow acquisition offset by an decrease in account receivable balances.

In the nine months ended September 30, 2024, cash used in operating activities was $6.0 million resulted primarily from favorable changes in net income, excluding the impact of non-cash items offset by favorable changes in working capital balances. The favorable changes in working capital balances included an increase in accrued expenses and other current liabilities offset by an increase in account receivable balances.

Investing Activities

Our primary investing activities consisted of costs capitalized for internally developed software.

In the nine months ended September 30, 2025 and 2024, cash used in investing activities was $5.1 million and $5.0 million resulted primarily from costs capitalized for internally developed software, respectively.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our indebtedness under our credit facilities.

In the nine months ended September 30, 2025, cash used in financing activities was $13.1 million of which $15.0 million was related to the repayment of the 2022 Term Loan, offset by $2.3 million of cash received from the private placement with our founders' family foundation.

In the nine months ended September 30, 2024, cash used in financing activities was $59.0 million was primarily related to the repayment of the 2022 Term Note in the amount of $56.8 million.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2023, we entered into a multi-year agreement with a service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of September 30, 2025, we remain contractually obligated to spend a remaining $3.4 million towards this commitment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2025, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain effective controls to timely analyze and record the financial statement effects from complex, non-routine transactions, including acquisitions, dispositions, equity commitments and post-combination compensation arrangements. Specifically, we did not design and maintain effective controls over the application of United States Generally Accepted Accounting Principles ("US GAAP") to such transactions, and, as it relates to acquisitions, did not design and maintain effective controls over (i) the review of the inputs and assumptions used in the measurement of assets acquired and liabilities assumed, including discounted cash flow analysis to value acquired intangible assets at an appropriate level of precision, (ii) the tax impacts of acquisitions to the financial statements, and (iii) conforming of US GAAP and accounting policies of acquired entities to that of the Company. In addition, we did not design and maintain effective controls relating to the oversight and ongoing recording of the financial statement results of the acquired businesses;

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

We believe the measures described above will facilitate the remediation of the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our processes, procedures and controls. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, these material weaknesses have not been remediated as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

In August 2022, the Board authorized up to $25.0 million for the repurchase of our Class A common stock and Warrants. As of September 30, 2025, we had $23.9 million available under this authorization remaining. There were no share repurchases during the third quarter.

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

System1, Inc.

Date: November 5, 2025	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: November 5, 2025	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer