Form 10-K
period 2025-12-31
System1, Inc.
filed 2026-03-11
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $9.7 million (based on the closing price for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date).
As of February 27, 2026, there were 8,083,497 shares of Class A common stock, $0.0001 par value per share, and 1,813,843 shares of Class C common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders to be filed by April 30th 2026. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

In some cases, you can identify forward-looking statements by terms such as "may," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in this Annual Report on Form 10-K titled "Risk Factors." These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•We have performed an analysis of our ability to continue as a going concern and have identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or do not have access to additional capital, we will be unable to execute our business plans and could be required to terminate or significantly curtail our operations;
•The ability to maintain our key relationships with Advertising Partners, including our monetization arrangements;
•The ability to collect, process, effectively utilize and safely store the first party data that we obtain through our services;
•The performance of our platform;
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
•Our revenue is tied to the effectiveness and ability to acquire traffic in a cost-effective manner.
•A meaningful portion of our revenue is attributable to our agreements with Google, and therefore is subject to its practices.
•We rely on our Marketing and Network Partners for a significant portion of our consumer Internet traffic.
•If we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.
•A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.
•We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.
•The transfer of assets in connection with our business restructuring is subject to legal challenge by certain creditors, including claims of fraudulent transfer or conveyance, which could result in significant liabilities.
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
•Unfavorable global economic conditions, including as a result of political or social conflict or unrest or health and safety concerns related to a public health crisis, could adversely affect our business, financial condition or results of operations.
•We may experience outages and disruptions on our platform, our websites and other software products if we fail to maintain adequate security and supporting infrastructure as we scale our platform, websites and other software products, which may harm our reputation and negatively impact our business, financial condition and operating results.
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
•Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change offerings or our business model, which may have a material adverse effect on our business.
•We typically collect and store IP addresses, other device identifiers (such as unique mobile application identifiers) and email addresses, which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation.
•Our success depends, in part, on our ability to access, collect and use first-party data about our users and subscribers. If that access is restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices and web browsers, or our and our clients’ ability to use data on our platform is otherwise restricted, our performance may decline and we may lose advertisers and revenue.
•Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business.
•We face potential liability and harm to our business based on the nature of our business and the content on our technology platform.
•There is substantial doubt about our ability to continue as a going concern, which may adversely affect our business, financial condition and results of operations.
•You may only be able to exercise the Warrants (as defined below) on a "cashless basis" under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such Warrants for cash.
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

PART I

Item 1. Business.

Overview

Throughout this report, the "Company," "System1," "we," "us," "our" and other similar terms refer to System1, Inc. and its subsidiaries. We operate several flagship brands across multiple consumer verticals, including shopping, travel and search, and a best-in-class customer acquisition and marketing platform powered by Artificial Intelligence ("AI") and machine learning. Our platform is omnichannel and omnivertical, delivering high-intent customers to our advertising partners to maximize their reach and effectiveness.

Our platform operates across our network of flagship owned and operated websites ("Products"), allowing us to monetize user traffic that we source from various acquisition marketing channels. Our marketing platform allows us to operate seamlessly across major advertising networks and advertising category verticals to acquire and monetize end-users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). The platform also allows third party advertising platforms and publishers ("Network Partners") to send user traffic to, and monetize user traffic on, our Products or through our monetization agreements.

We monetize user traffic we acquire directly from various marketing channels across multiple advertising platforms, and have acquired several leading websites, enabling us to control user acquisition and experience, and monetize user traffic on our behalf via our network of products. Today, we own and operate approximately 40 websites, including leading search engines like Startpage.com and info.com, and digital media publishing websites and internet utilities such as, CouponFollow, MapQuest, HowStuffWorks and ActiveBeat.

Reorganization

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the Company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include CouponFollow, Startpage and MapQuest, and our acquisition marketing platform and (c) S1 Holdco holds our assets related to our Marketing businesses. System1 Holdings holds our remaining assets and business operations. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

Going Concern

We have experienced declining cash flows and financial performance primarily as a result of reductions in Advertising Partner and overall consumer demand for our marketing services. As of December 31, 2025, we had unrestricted cash and cash equivalents of $86.9 million, total net working capital, which we define as current assets less current liabilities, of $3.0 million. We had an aggregate principal amount outstanding of $50.0 million under our revolving facility with a maturity date of January 27, 2027, and $260.1 million of term debt outstanding on our term loan which matures in July 2027. Management determined, as a result of this evaluation, that our current cash and cash equivalents, net working capital position, and the upcoming maturity date of our revolving facility raise substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this filing. See "Liquidity, and Capital Resources" in Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations", below for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

Our Industry

Today, brands and advertisers seeking to effectively reach their target consumers or target audience are confronted by significant operational and systemic challenges. Legacy mediums, including print, television and radio, represent a smaller and shrinking portion of total media consumption than they have historically, as digital media formats, in particular those best served by mobile devices, have proliferated. Spending on global digital advertising has grown rapidly, reaching an estimated $650 billion in 2025, and is projected to grow to an estimated $1 trillion in 2030. Additionally, spending on global digital advertising accounted for approximately 73% of total global advertising spend in 2025, a percentage that is expected to grow to almost 77% in 2029, continuing a steady trend of supplanting traditional advertising models to support bands and advertisers’ customer acquisition efforts.

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

Top Digital Advertisers Are Transitioning Budgets to Performance-Based Models Where Data and Analytics Drive Decision Making. The shift to digital performance-based advertising models can be explained by mounting pressure on brands and advertisers (and their agencies) to demonstrate tangible results against their advertising efforts, and the corresponding shift of advertising budgets to distribution channels that facilitate the ability to better monitor results in real time. We have designed and built a marketing platform to specifically address this constantly evolving landscape. Through our Products , we have access to valuable first party intent data, which our platform combines with real-time feedback on the intent-driven consumer’s interaction with rendered ads, thereby increasing the value of user traffic sent to advertisers and the publishers on which such advertisements are displayed.

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

Regulatory and Audience Focus on Consumer & Data Privacy. Both digital audiences and consumer focused regulatory bodies and agencies are becoming increasingly focused on consumer and data privacy, including the collection, processing, tracking and/or sharing of users' personal data or consumer behavior/consumption habits as advertisers, marketing partners and publishers place a premium on high-quality consumer intent data. Governing bodies throughout the United States (including state and local governments), the European Union and other jurisdictions continue to respond to these growing consumer concerns by proposing and enacting new laws and regulations that are reshaping industry standards regarding consumer privacy, data protection and information security. As advertisers, marketing partners and publishers seek to remain compliant with this evolving regulatory landscape, while avoiding the reputational and financial costs of potential investigations or fines, financial penalties or private actions, first party data regarding intent or trending topics (i.e. consumer intent and related data properly collected and used directly by the party offering the service or media content) becomes increasingly more valuable. Our owned and operated search engines and publishing websites are able to provide valuable anonymized and aggregated proprietary first party data related to search intent data that is properly collected and processed, and then leveraged and optimized through our platform.

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

Our Business Model

We initially began as a monetization platform that connected user traffic acquired by our Network Partners with advertising demand from our advertisers and advertising networks. We have significantly expanded the scope of our platform through organic growth, strategic acquisitions and the continuous development and integration of our technology platform into our service offerings, which enables us to optimize user acquisition, consumer experience and monetization across all traffic sources of our platform. The platform is integrated with and deployed across our search engines and digital media publishing websites and utilities, while supporting and utilizing multiple advertising formats across monetization channels, which has allowed us to accelerate our growth through the integration of multiple websites over the past several years.

Attracting and Monetizing User Traffic through Our Products—We own and operate approximately 40 websites, including search engines, digital publishing websites and web utilities/apps across a variety of categories, including health, mapping, how-to, general interest, finance, business, technology, travel and automotive, and utilize our platform to efficiently produce and distribute content to these properties that is both data-driven and engaging. We simultaneously work with different acquisition marketing channels to acquire user traffic to our properties, where we deploy our processes to efficiently match real-time consumer intent with our own services, or direct them to advertisers that seek to bid for the ability to interact with these consumers.

Monetizing User Traffic for Our Network Partners—We also monetize user traffic on behalf of our Network Partners. These Network Partners direct their acquired traffic through our platform in exchange for a share of advertising revenue generated through the platform.

Our Proprietary Assets

At the core of our business is our proprietary omnichannel and omnivertical acquisition platform. The platform's effectiveness at customer acquisition and monetization is continually informed, optimized and enhanced by the following:

Products—We own and operate a diversified portfolio of websites where we are able to effectively acquire user traffic across channels and then present relevant offers or advertisements to the audience. Our platform analyzes various user interactions, develops a comprehensive view of the customer’s intent in real time and enables advertisers to maximize return on their spend. The first party intent data that we are able to capture from our owned and operated search and digital media sites is a differentiated element of our platform enabling more informed and targeted decision-making in the bid parameters that we use for our own traffic acquisition efforts and provide to our Network Partners.

System1’s Focus on First Party Data—In addition to acquiring extensive amounts of our user traffic via our platform, upon reaching our websites, our platform utilizes its proprietary access to our first party data in order to further qualify consumer intent and offer the most appropriate user experience and most effective monetization. We are able to combine this iterative dataset with historical information on advertising spend across advertising categories, content and ad-creative automation, which is used to optimize monetization performance in order to provide a closed-loop view of the customer and advertising ecosystem. We have built a robust and valuable asset consisting of proprietary first party data that is continuously enhanced based on more than 560 million distinct search queries that run through our platform each month.

Our Strengths

We believe that we are well positioned to continue to deliver high performance marketing solutions, including in the delivery of optimized bids and higher return on advertising spend, through the following strengths:

Proprietary Technology—The technology powering our platform is designed to provide a dynamic closed-loop platform that operates efficiently at scale, while optimizing in real-time across several key digital advertising considerations, including dynamic ad pricing, consumer intent and historical user interaction with relevant ad content. The key components of our platform include our ad media interface, dynamic content and monetization serving, real-time revenue attribution, machine learning and data science algorithms, and back-end reporting systems. As a result of the seamless integration of these proprietary technologies, we are able to continually improve performance as we incorporate additional data and product enhancements.

Omni-Vertical and Monetization Agnostic Service Offering—Our platform is designed to work across vertical consumer categories, efficiently leveraging consumer intent data matched to advertiser demand on a real-time basis. The platform is also integrated with multiple forms of monetization, facilitating display and search advertising, lead generation, video, e-commerce and subscriptions. We believe that our platform adds significant value across the entire digital marketing landscape.

Substantial First-Party Data Consumer Information—In 2025, we processed approximately 11 billion total sessions. As a result, we process significant amounts of data (across search queries and decision-making behavior) from consumers, including first party intent-based data, that is combined with data on how consumers respond to different types of ad content, creatives and formats. This aggregated and anonymized data is leveraged within our platform, so that it can be analyzed and iteratively enriched as consumers return to our websites and continue to interact with rendered advertisements. When this data is fed into our data science and machine learning algorithms, it becomes a powerful tool for identifying new monetization opportunities and increasing return on advertising spend.

Proven M&A Experience—We seek out complimentary or ancillary businesses where we can benefit from identified synergies through our industry expertise, significant acquisition experience and in-house strategies to seamlessly integrate targets onto our marketing platform. We have historically evaluated acquisition opportunities along several key criteria, including building strong brands across a broad group of advertising verticals, diversifying monetization capabilities, developing and augmenting new user acquisition channels, accelerating international growth and opportunities for expansion of our owned and operated properties.

Experienced Management Team—Our management team is founder-led, with a deep bench across product, engineering, business & corporate development and compliance, with significant experience in digital advertising and publishing.

Our Growth Strategies

We believe our platform can be efficiently deployed across the quickly evolving and rapidly expanding digital advertising market. As the total available market for digital advertising expands, we believe we are well-positioned to deliver superior results and performance to advertisers and our Network Partners through our extensive relationships with leading advertisers and advertising networks, and to better direct consumers to the products or services that match their intent.

Our goal is to continually improve and extend the scope of our services by continuing to evolve and adapt to the ever-changing landscape of new sources of online user traffic, better monetization tools and growing areas of advertising demand. To achieve this goal, we intend to continue to grow our business by pursuing the following growth strategies:

Grow Existing Business Lines. We plan to continue to expand and grow our existing Products, led by our flagship brands CouponFollow, MapQuest and Startpage.com. For our marketing business, we plan to continue to expand the number of marketing partners into which our platform is integrated, while also expanding the number of network and advertising partners integrated with our platform. This in turn will enable us to continue to attract and monetize users with commercial intent through our owned and operated web properties in high value vertical consumer categories. We will also continue to monetize users on behalf of our Network Partners.

Expand New Business Lines. As the digital marketplace continues to evolve and change, we will use our proprietary competitive advantages, both technical and operationally, to expand and develop into new products and services, including, but not limited to, AI-enabled services.

Our websites cover a diverse range of consumer demand and traffic. For example, MapQuest is a web-based navigation service that delivers turn-by-turn direction guidance to users. Startpage is the world’s most private search engine, allowing our users to browse and search the Internet in complete privacy. CouponFollow is one of the largest coupon destinations for online shoppers.

Our Human Capital

We believe that our values of support, teamwork, individuality, ownership, impact and improvement have been an important factor of our overall success. Behind all our innovations are the talented people around the world who bring them to life. To continue to produce such innovations, we believe that it is crucial that we continue to attract and retain top talent. We strive to make System1 a workplace where our people feel they belong, with opportunities for our employees to grow and develop their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. To ensure we live our values, and our culture stays unique and strong, our board of directors (the "Board" or the "Board of Directors") and executive team have put significant focus on our human capital resources. We draw from the largest pools of talent to help find the best people for our company and seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations.

As of December 31, 2025, we had approximately 250 full-time employees in three countries. Regionally, North America and the rest of the world make up approximately 99% and 1% of our workforce, respectively.

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

To set our team up for success, we define key core competencies for roles that are aligned to our values and extend to all levels of leadership regardless of experience and role. We encourage everyone to create individual development plans leveraging competency frameworks tied into their chosen career path, outlining a specific plan and actions to increase proficiency or learn new skills. We seek to provide a wide range of learning and development opportunities in both individual and group settings with formal, social and experiential learning.

Compensation and Benefits

We provide compensation and benefits programs to help meet the needs of our employees and reward their efforts and contributions. We seek fairness in total compensation with reference to external comparisons, internal comparisons and the relationship between management and non-management compensation.

In addition to salaries, we provide competitive compensation programs commensurate with our industry peers. Such compensation and benefit programs may include short-term incentives, equity awards, 401(k) plans with employer matching, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs and tuition assistance, among many others. Such programs and our overall compensation packages seek to facilitate retention of key personnel.

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

Intellectual Property

The protection of our technology and intellectual property is an important driver of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. Our ability to continually develop new intellectual property and deliver new functionality quickly serves to protect us against competitors. We believe our platform, along with our proprietary technology assets, is unique in the marketplace, difficult to replicate and would be expensive and time-consuming to build.

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

Geographic Scope of Our Operations

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

As a result of the current uncertainty in economic activity, including geopolitical developments and other macroeconomic factors such as rising interest rates and inflation, we are unable to predict the size and duration of the impact on our revenue and our results of operations.

Our Competition

Our industry is highly competitive and fragmented. We compete with other demand-side platform providers, some of which are smaller, privately-held companies and others that are divisions of large, well-established companies such as Google and Microsoft. Our Products also compete with other premium online publishers, such as Ziff Davis, Inc. and IAC Inc. We believe that we are differentiated from our competitors in the following areas:

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

The intense competition we face, in addition to general and economic business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or provide offerings, we may need to lower pricing to compete successfully. Any such changes may reduce revenue and margins and could adversely affect our financial results.

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

Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not incorporated into, and does not form a part of this Annual Report on Form 10-K or any other report or documents we file with or furnish to the SEC. Copies of our Code of Ethics and Conduct Policy, Corporate Governance Guidelines and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the "Governance - Governance Documents" subpage of the "Investors" section of our website.

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

System1 Holdings was formed in 2013 and, as a result, has only a limited operating history upon which our business and prospects may be evaluated. Although we have experienced revenue growth during a portion of our limited operating history, we have not been able to sustain this rate of growth in recent years and there is no guarantee that we will be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in rapidly developing industries, including risks related to our ability to:

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
•    develop, offer, maintain and continually improve a competitive customer acquisition platform that meets the evolving needs of our consumers and platform customers;
•    scale our business efficiently to keep pace with demand for services such as our platform and other digital media and advertising technology offerings;
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

Our revenue is tied to the effectiveness and ability to acquire traffic in a cost-effective manner.

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

We have multiple services agreements with Google pursuant to which we display and syndicate paid listings provided by Google in response to search queries generated through some of our businesses. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as other search related services. For the year ended December 31, 2025, 67% of our total revenue was attributable to our agreements with Google.

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

We rely on our Marketing and Network Partners for a significant portion of our consumer Internet traffic.

Consumer Internet traffic acquired and/or referred through acquisition marketing channels and Network Partners also provide a significant amount of the first party data that improves the predictive power of our platform, which we leverage to deliver relevant users to our advertisers. If we are unable to maintain these relationships with these acquisition marketing channels, our business, financial condition and results of operations could be adversely affected.

Efforts designed to drive visitors to our various brands and businesses or those of our advertisers may not be successful or cost-effective.

Traffic building and conversion initiatives involve considerable expenditures for online advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of developing and maintaining a database of keywords and search terms, for which we purchase advertising primarily through Google and, to a lesser extent, Microsoft and Yahoo!), social media channels, online display advertising and native advertising in connection with these initiatives, which may not be successful or cost-effective. To continue to reach consumers and users, we will need to identify and devote more of our overall marketing expenditures to digital advertising channels (such as online video and other digital platforms), as well as reach consumers and users via these channels. Since these channels are constantly changing and evolving, it could be difficult to assess returns on related digital marketing investments. Historically, we have had to increase advertising and marketing expenditures over time in order to attract and convert consumers, retain users and sustain our growth.

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

Our obligations under our credit facilities are collateralized by a pledge of S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and Revolving Facility, including accounts receivable, deposit accounts, intellectual property, and investment property and equipment, and System1 Holdings and S1 Media are not parties thereto. The covenants in our credit facilities may limit our ability to take actions and, in the event that we breach one or more covenants (including the timely delivery of financial statements), our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under our credit facilities.

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

We have a significant amount of debt maturing in the near term that may not be refinanced or repaid, which could materially and adversely affect our financial condition and liquidity.

We have $255.1 million of outstanding indebtedness under our Term Loan that is scheduled to mature in July 2027. This maturity means that these long-term obligations will be reclassified as current liabilities on our balance sheet during fiscal 2026, which will significantly increase our short-term obligations.

Our ability to repay or refinance this debt when it becomes due will depend on our financial performance and our ability to generate sufficient cash flow from operations. This, in turn, is subject to prevailing economic, financial, business, and other factors, many of which are beyond our control. We cannot guarantee that we will be able to refinance these obligations on commercially reasonable terms, or at all.

If we are unable to successfully repay or refinance our maturing debt:
•We may be forced to seek alternative financing, sell assets, or pursue a debt restructuring on unfavorable terms.
•A default on our obligations could be triggered, which could, in turn, result in an acceleration of other outstanding debt.

There is substantial doubt about our ability to continue as a going concern, which may adversely affect our business, financial condition and results of operations.

We have incurred recurring operating losses and negative cash flows from operations as we continue to invest in the development and enhancement of our advertising technology platform, expand our sales and marketing efforts, and operate in a highly competitive and rapidly evolving digital advertising ecosystem. As a result, our liquidity position is limited, and we must carefully manage our capital resources to fund our operations and meet our obligations as they become due.

Our ability to continue as a going concern is dependent on our ability to increase advertiser demand on our platform, retain and expand relationships with publishers and advertisers, improve gross margins, and effectively control operating expenses. The digital advertising market is subject to significant volatility, including fluctuations in advertiser spending, increased competition from larger and better-capitalized competitors, changes in data privacy laws and platform policies, and broader macroeconomic uncertainty, any of which could materially and adversely affect our revenue and cash flows.

We expect that our existing cash and cash equivalents may not be sufficient to fund our operations and capital requirements beyond the near term, and we may need to obtain additional financing or pursue strategic alternatives to support our operations. There can be no assurance that additional capital will be available when needed, on acceptable terms, or at all. Market conditions, our financial performance, and other factors may limit our ability to access the capital markets or obtain financing from third parties.

If we are unable to improve our operating results, generate positive cash flows, or secure additional sources of liquidity, we may be required to take actions that could materially harm our business, including reducing headcount, limiting sales and marketing activities, renegotiating or defaulting on contractual obligations, selling assets, or pursuing restructuring or insolvency-related proceedings. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and the value of our securities.

The transfer of assets in connection with our business restructuring is subject to legal challenge by certain creditors, including claims of fraudulent transfer or conveyance, which could result in significant liabilities.

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the Company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization,

(a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC ("S1 Media"), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include CouponFollow, Startpage and MapQuest and (c) S1 Holdco holds our assets related to our Marketing businesses. System1 Holdings holds our remaining assets and business operations. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

While this was done to streamline operations, certain non-participating or dissenting debt holders may challenge these asset transfers. Creditors may allege that the transfers were intentional and constructional fraudulent conveyances and voidable transactions because they were made for less than "reasonably equivalent value" while we were in financial distress or that the transfer was intended to delay, hinder, or defraud creditors. If a court were to find these transfers to be fraudulent or voidable, we could be required to unwind the transaction and pay substantial damages.

Defending against these types of claims could be expensive, distract management, and divert significant company resources. A successful legal challenge could have a material adverse effect on our financial condition and a negative impact on our reputation and ability to secure financing in the future. We cannot predict with certainty whether such litigation will occur or what the outcome might be.

In September 2025, certain lenders under our Credit Agreement (as defined below), filed a lawsuit in the Supreme Court of the State of New York alleging (i) breach of contract against certain named subsidiaries of the Company that are parties to the Credit Agreement related to the corporate reorganization transactions undertaken by us in August 2024 to better align its corporate entity structure with its reportable business segments (the "Corporate Reorg Transactions"), (ii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with certain transactions undertaken by the Company related to the sale of its Total Security business in November 2023 and (iii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with the Corporate Reorg Transactions. For more information on this matter, See Part II, Item 8 "Financial Statements and Supplementary Data — Note 8, Commitments and Contingencies" in our consolidated financial statements included in this report.

Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, financial condition and operating results.

We depend upon the sustained and uninterrupted performance of our platform to manage our inventory supply; bid on inventory for each campaign; collect, process and interpret first party data; and optimize campaign performance in real time and provide billing information to our financial systems. If our marketing platform cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform, or if we experience outages, then our business may be harmed. We may also face material delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing proprietary technology and systems may become obsolete.

•Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself and from outside factors. Errors, failures, vulnerabilities or bugs have been found in the past, and may in the future, be found. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server farms. While we have built redundancies in our systems, full redundancies do not exist. Some failures could shut our platform down completely, others only partially. Partial failures, which we have experienced in the past, could result in unauthorized bidding, cessation of our ability to bid or deliver impressions or deletion of our reporting, in each case resulting in unanticipated financial obligations or impact.

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

We operate in intensely competitive markets that experience frequent technological developments, changes in industry and regulatory standards, changes in customer requirements and preferences, and frequent new product introductions and improvements by our competitors. Our future success also depends on our ability to effectively respond to evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions on a timely basis. We must constantly innovate and make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. If we are unable to anticipate or react to these continually evolving conditions, or if we make bad decisions regarding investments, we could lose market share and experience a decline in our revenue that could adversely affect our business and operating results. Additionally, if new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of our platform and other software products and services that we provide.

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

We have expended significant resources to grow our business in recent years by investing in the scope and breadth of our platform and service offerings, spending to acquire or develop software products and websites, growing our number of employees and expanding internationally. We anticipate continued growth would require substantial financial and other resources to, among other things:

•    develop our existing websites, invest in our technology platform and our other software products, including by investing in our engineering team, creating, acquiring or licensing new products or features, and improving the availability and security of our platform and product offerings;
•    create new products and services to meet consumer and partner demands;
•    continue to expand internationally by and spend through our platform by adding inventory and data from countries our clients are seeking;
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

Our advertising business is dependent on advertisers buying mobile, display and video advertising. A decrease in the use of these advertising channels would harm our business, growth prospects, financial condition and results of operations. Historically, our clients have predominantly used our advertising platform to purchase mobile, display and video advertising inventory. We expect that these will continue to be significant channels used by our clients for digital advertising. Should our clients lose confidence in the value or effectiveness of mobile, display and video advertising, the demand for our services could decline. We have been, and are continuing to, enhance our social, native, audio and CTV offerings. We refer to the ability to provide offerings across multiple advertising channels as omnichannel. We may not be able to maintain or grow advertising inventory for some of our omnichannels and some of our omnichannel offerings may not gain market acceptance. A decrease in the use of mobile, display and video advertising, or our inability to further penetrate these and other advertising channels, would harm our growth prospects, financial condition and results of operations.

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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of ongoing health and safety concerns from a public health crisis. For example, the recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by fears of war, such as the war between Russia and Ukraine, and the conflict in the Middle East involving Israel and Hamas and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn could result in a variety of risks to our business, including diminished liquidity, weakened demand for our software products, our platform and related products and services or delays in advertiser payments. A weak or declining economy could also strain our media supply channels and reduce the demand for or rates paid for advertising by brands and marketers. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current global economic crisis and financial market conditions could adversely impact our business.

If material weaknesses are identified, we may not be able to report our financial results accurately, prevent or detect material misstatements due to fraud or error, or file our periodic reports as a public company in a timely manner.

Effective internal controls are necessary for companies to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control processes could lead to violations, unintentional or otherwise, of laws and regulations. In the past, we have determined that there were certain material weaknesses in our internal control over financial reporting, which have since been remediated. If the additional controls and procedures that we have implemented to remediate the material weaknesses prove to be insufficient or if we identify other control deficiencies that individually or together constitute significant deficiencies or material weaknesses, Our ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject System1 to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, and operating results. Similarly, the control deficiency, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources, cause us to incur unanticipated costs, and negatively affect investor confidence in our financial statements, cause us reputational harm, and raise other risks to its operations.

If we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.

As a public company, we are subject to the reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm due to the SEC rules and regulations for certain public companies. We are not required to have, or to engage our independent registered public accounting firm to perform, an audit of the effectiveness of our internal controls over financial reporting for as long as we are "smaller reporting company" pursuant to the provisions of Regulation S-K.

Our platform system applications are complex, multi-faceted and include applications that are highly customized in order to serve and support our clients, advertising inventory and data suppliers, as well as support our financial reporting obligations. We regularly make improvements to our platform to maintain and enhance our competitive position. In the future, we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems. These factors require us to develop and maintain our internal controls, processes and reporting systems, and we expect to incur ongoing costs in this effort. We may not be successful in developing and maintaining effective internal controls, and any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

If we identify weaknesses or fail to timely and successfully implement new or improved controls, our ability to assure timely and accurate financial reporting may be adversely affected, and we could suffer a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our shares of common stock, result in lawsuits being filed against us by our stockholders, or otherwise harm our reputation. If material weaknesses are identified in the future, it could be costly to remediate such material weaknesses, which may adversely affect our results of operations and if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, then, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. Such failures could also subject us to investigations by

New York Stock Exchange ("NYSE"), the stock exchange on which our securities are listed, the SEC or other regulatory authorities, and to litigation from stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

As of December 31, 2025, the net carrying value of goodwill and other intangible assets represented $230.5 million, or 57% of our total assets. Indefinite-lived intangible assets, such as goodwill, are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Finite-lived intangible assets totaling $148.1 million are amortized up to 10 years. Based on our annual impairment test in the fourth quarter of 2025, we determined our intangible assets were not impaired.

If future operating performance were to fall below current projections or if there are material changes to management’s assumptions, we could be required to recognize additional non-cash charges to operating earnings for goodwill and other intangible asset impairment, which could be significant.

We may experience outages and disruptions on our platform, our websites and other software products if we fail to maintain adequate security and supporting infrastructure as we scale our platform, websites and other software products, which may harm our reputation and negatively impact our business, financial condition and operating results.

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

Our future success depends upon our ability to create and maintain brand recognition and a reputation for delivering easy, efficient and personal technology solutions. A failure by us to build our brands and maintain consumer expectations of our brands could harm our reputation and damage our ability to attract and retain consumers, which could adversely affect our business. If consumers do not perceive our portfolio websites or our software products offer a better user experience or offer good value for the services, or if advertisers do not perceive our service offering as a more effective platform, our reputation and the strength of our brand may be adversely affected.

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

We may pursue new business lines which could disrupt and adversely affect our operating results.

We may pursue new business line, including, but not limited to, AI-enabled services. Such initiatives present new challenges for us, including some which we cannot anticipate at this time. Gaining familiarity with a new business line may require significant time and focus from our management team and may divert attention from the day-to-day operations of our existing business.

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

Employee turnover, including any potential future changes in our management team, could disrupt our business. For instance, in 2024, our Chief Technology Officer departed the Company and was not replaced until 2025. Our employees are at-will employees and may terminate their employment with us at any time. The loss of one or more of our executive officers, especially Mr. Blend, our CEO and Co-Founder and Mr. Ursini, our President and Co-Founder, or our inability to attract and retain highly skilled employees, could have an adverse effect on our business, financial condition and operating results.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

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
•cross-border e-commerce issues; and
•ease of access by our users to our product offerings, including our platform.

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

This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information.

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

Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change offerings or our business model, which may have a material adverse effect on our business.

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

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. For example, in November 2023, EU legislators reached a political agreement regarding a regulation to increase transparency in political advertising – under the proposed rules, political adverts will need to be clearly labelled as such and must indicate the election, referendum or regulatory process to which they relate, the identity of the person who paid for them and how much they paid, and whether such advertisements have been targeted. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. We have already seen publishers impose varying prohibitions and restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals like Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs. Concerns about political advertising, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future clients.

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

Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs.

These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.

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

Our success depends, in part, on our ability to access, collect and use first-party data about our users and subscribers. If that access is restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices and web browsers, or our and our clients’ ability to use data on our platform is otherwise restricted, our performance may decline and we may lose advertisers and revenue.

Digital advertising mostly relies on the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies, provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device identifiers to record such information as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser’s websites or applications. We use device identifiers to help us achieve our advertisers’ campaign goals, including to limit the instances that an Internet user sees the same advertisement, report information to our advertisers regarding the performance of their advertising campaigns, and detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device identifiers to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients rely on device identifiers to add information they have collected or acquired about users into our technology platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign and may undermine the effectiveness of our offerings or our ability to improve our platform and remain competitive.

Today, digital advertising, including our offering, makes significant use of first-party cookies to store device identifiers for the advertising activities described above.

When we utilize or deploy cookies and similar tracking or recording means, they are usually first-party cookies, which are cookies deployed by us on our own and operated websites or other domains which we operate through our technology platform. We rely on the first party data provided to us by consumers and advertisers to improve our product and service offerings and to inform the data models that our platform uses in particular, and if we are unable to maintain or grow such data we may be unable to provide consumers with an experience that is relevant, efficient and effective, which could adversely affect our business. Additionally, the regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition and results of operations. Our business relies on the first party data provided to us by consumers and advertisers through using websites and our platform. The large amount of information we use in operating our websites and our platform is critical to the web platform experience we provide for consumers. If we are unable to maintain or grow the data provided to us, the value that we provide to consumers and advertisers using our websites and other service offerings may be limited. In addition, the quality, accuracy and timeliness of this information may suffer, which may lead to a negative experience for consumers using our websites and our advertisers using our platform and could materially adversely affect our business and financial results.

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

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. "Do Not Track" has seen renewed emphasis from proponents of the CCPA, and the final proposed regulations (currently pending review and acceptance by the Office of Administrative Law) contemplate browser-based or similar "do not sell" signals. California’s new ballot initiative, the CPRA, similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for AG rulemaking to develop these technical signals. If a "Do Not Track," "Do Not Sell," or similar control is adopted by many Internet users or if a "Do Not Track" standard is imposed by state, federal, or foreign legislation (such as the proposed ePrivacy Regulation or CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

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

Public perception regarding data protection and privacy are significant in the programmatic advertising buying industry. Concerns about industry practices with regard to the collection, use, and disclosure of personal information, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future clients. For example, perception that our practices involve an invasion of privacy, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

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

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright, patent and other intellectual property laws to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have "MapQuest", “info.com", "HowStuffWorks", "Infospace", and variants and other marks registered as trademarks or pending registrations in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to our technology platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the U.S. and certain foreign countries related to our business. We endeavor to enter into agreements with our employees, independent contractors and advisors in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services, and strictly prohibit reverse engineering. However, reverse engineering our software or the theft or misuse of our proprietary information could occur by employees or other third parties who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. While we have a few legacy patents, we may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the U.S., and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

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

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform, our websites, and our other software products or obtain and use information that we consider proprietary.

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

Our success also depends on the continual development of our technology platform. From time to time, we may receive claims from third parties that our platform and its underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. The cost of defending against such claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we have obligations to indemnify our clients or inventory and data suppliers in connection with certain intellectual property claims. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of the platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Additionally, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

We face potential liability and harm to our business based on the nature of our business and the content on our technology platform.

Advertising often results in litigation relating to misleading or deceptive claims, copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require clients to generally represent to us that their advertisements comply with our ad standards and our inventory providers’ ad standards and that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our clients are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be expensive.

We may face risks associated with our use of certain AI Tools.

We use AI Tools and are making significant investments to continuously improve our use of such technologies. For example we use machine learning algorithms and automated decision making technologies in our platform to generate ads and identify target customer bases for our clients. There are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

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

We are a "smaller reporting company" and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock and Warrants less attractive to investors.

We qualify as a "smaller reporting company" within the meaning of the Securities Act. We have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters and reduced reporting periods. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Our failure to satisfy the NYSE continued listing standards could result in the delisting of our common stock, which could adversely affect the market for our common stock and our ability to access capital.

On December 8, 2025, we received written notice from the NYSE that our 30 trading-day average market capitalization was less than $50 million and our reported stockholders' equity as of September 30, 2025 was also less than $50 million, as set forth in Section 802.01B of the NYSE Listed Company Manual. In response, we submitted a business and remediation plan to the NYSE outlining our efforts that we intend to implement over the ensuing 18-months to cure our market capitalization and/or stockholders' equity deficiencies in order to regain compliance with the NYSE's continued listing standards. The Company’s business and remediation plan was recently approved by the NYSE’s regulatory compliance staff, but there are no assurances that the Company will be successful in implementing its planned business and other remediation efforts intended to regain compliance with such NYSE’s continued listing standards. The Company intends to evaluate, consider and seek to implement all available alternatives and/or remediation measures in order to cure the listing compliance deficiencies identified by the NYSE.

If we fail to maintain compliance with these requirements and are unable to regain compliance within the applicable cure period, the NYSE may commence delisting proceedings with respect to our common stock. We and our security holders could face significant material adverse consequences including:

•a limited availability of market quotations for our common stock;
•reduced liquidity for our common stock;
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

You may only be able to exercise the Warrants (as defined below) on a "cashless basis" under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such Warrants for cash.

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, (a) at a price of $0.1 per Warrant, provided that (i) the last reported sales price of the Class A ordinary shares for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given (the "Reference Value") equals or exceeds $180.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) and (ii) there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants, and a current prospectus relating thereto, available throughout the 30-day Redemption Period (as defined in the Warrant Agreement), or (b) provided that the Reference Value equals or exceeds $100.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

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

Cybersecurity Governance

Our Board of Directors (the "Board") considers evaluating and proactively addressing cybersecurity risk as part of its risk oversight function and has delegated to the Board's Nominating and Corporate Governance Committee (the "Committee") oversight of cybersecurity and other information technology risks facing us and our businesses. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives regular reports from management on the cybersecurity risks that we evaluate and which we may face in the future. In addition, management updates the Committee as necessary regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity oversight and assessment. Members of the Committee receive presentations on cybersecurity topics from our Chief Information Security Officer ("CISO"), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CISO and Director of Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. Our CISO has more than 20 years of relevant software development, technology deployment and engineering experience, including the past 11 years serving in various capacities at the Company, and has also served as our Chief Technology Officer since April 2025. The information technology team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the I.T. environment.

Item 2. Properties.

We maintain our principal offices in Los Angeles, California and also occupy office space in various cities within the United States and Canada. We maintain a data center space in the Netherlands. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.

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

Information in response to this Item is included in "Part II, Item 8 "Financial Statements and Supplementary Data — Note 8, Commitments and Contingencies".

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is listed on the NYSE under the symbol "SST". There is no public trading market for our Class C common stock. On May 5, 2025, the NYSE completed the removal from listing and registration of our Warrants from the NYSE.

Holders of Record

As of February 27, 2026, there were approximately 354 holders of record of our Class A common stock, 63 holders of record of our Class C common stock and 2 holders of record of our Warrants. The actual number of stockholders of our Class A common stock and the actual number of holders of our Warrants is greater than the number of record holders and includes holders of our Class A common stock or Warrants whose shares of Class A common stock or Warrants are held in street name by brokers and other nominees. This number of holders does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our Class A or Class C common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to finance the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our Board of Directors considers relevant. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our financial condition. In addition, our credit facility contains restrictions on our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the second quarter of 2025, we sold 450,000 unregistered shares of our Class A Common Stock at a price of $5.00 per share (for aggregate proceeds of $2.3 million to a charitable foundation established by our co-founder and CEO. The proceeds are being used for general corporate expenses.

Issuer Purchases of Equity Securities

2022 Repurchase Program

On August 11 2022, our Board of Directors authorized and we announced up to $25.0 million for the repurchase of our Class A common stock and Warrants (the "2022 Repurchase Program"). The 2022 Repurchase Program does not expire. During 2024 there were no repurchases of Class A common stock and Warrants. There were immaterial repurchases of Class A common stock during the third quarter of 2025. The following table provides certain information with respect to our purchases of Class A common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 - 31	—	$—	—	$23,899
November 1 - 30	57,744	$3.85	57,744	$23,677
December 1 - 31	78,750	$4.20	78,750	$23,346
Total Repurchases	136,494	$4.05	136,494

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "System1," "we," "us," "our" and other similar terms refer to System1, Inc and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations of System1 should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should also be read together with the section entitled "Organization and description of business" in Part II as of December 31, 2025. In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements." in Part I of this Annual Report on Form 10-K.

Company Overview

We operate several flagship brands across multiple consumer verticals, including shopping, travel and search, and a best-in-class customer acquisition and marketing platform powered by Artificial Intelligence ("AI") and machine learning. Our platform is omnichannel and omnivertical, delivering high-intent customers to our advertising partners to maximize their reach and effectiveness.

Our platform operates across our network of flagship owned and operated websites ("Products"), allowing us to monetize user traffic that we source from various acquisition marketing channels. Our marketing platform allows us to operate seamlessly across major advertising networks and advertising category verticals to acquire and monetize end-users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). The platform also allows third party advertising platforms and publishers ("Network Partners") to send user traffic to, and monetize user traffic on, our Products or through our monetization agreements.

We monetize user traffic we acquire directly from various marketing channels, across multiple advertising platforms, and have acquired several leading websites, enabling us to control user acquisition and experience, and monetize user traffic on our behalf via our network of products. Today, we own and operate approximately 40 websites, including leading search engines like Startpage.com and info.com, and digital media publishing websites and internet utilities, such as CouponFollow, MapQuest, HowStuffWorks and ActiveBeat.

Our primary operations are in the United States, and we also have operations in Canada and the Netherlands.

Reorganization

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the Company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC ("S1 Media"), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include CouponFollow, Startpage and MapQuest and (c) S1 Holdco holds our assets related to our Marketing businesses. System1 Holdings holds our remaining assets and business operations. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of the business is Gross profit. To help assess performance with this key indicator, revenue metrics we use are return on traffic acquisition cost ("RTAC"), Products sessions and Products revenue-per-session ("Products RPS"), In addition we also use Adjusted Gross Profit and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful supplemental information to investors to be able to better evaluate ongoing business performance. This measure is not, and should not be viewed as, a substitute for accounting principles generally accepted in the United States of America ("GAAP") financial measures. Refer to the "Revenue Metrics", "Adjusted Gross Profit" and "Adjusted EBITDA" sections below.

Components of Our Results of Operations

Revenue

We earn revenue by directly acquiring traffic to our owned and operated websites and utilizing our platform and additional services to monetize end-users for our Advertising Partners. For this revenue stream, we are the principal in the transaction and report revenue on a gross basis for the amounts received from Advertising Partners. We have determined that we are the principal since we direct the use of our owned and operating websites, and as such have a risk of loss on the user-traffic that we are acquiring for monetization with our Advertising Partners. Additionally, we maintain the website, provide the content and bear the cost and risk of loss associated with the digital online inventory available on our website.

Revenue is also earned from revenue-sharing arrangements with our Network Partners related to the use of our platform and additional services provided to them in order to direct advertising by our Advertising Partners to their digital online inventory. We have determined that we are the agent in these transactions and therefore report revenue on a net basis, because our network partner runs the campaign to acquire user-traffic including managing traffic acquisition cost. We report the revenue generated under our revenue-sharing arrangements on a net basis, based on the difference between amounts received by us from our Advertising Partners, less amounts remitted to the Network Partners based on the underlying revenue-sharing agreements.

We recognize revenue as we deliver user-traffic to our Advertising Partners based on a cost-per-click, cost-per-action or cost-per-thousand impression basis. The payment terms with our Advertising Partners are typically 30 days.

Revenue may fluctuate from period to period due to a number of factors including seasonality and the shift in mix of user acquisition sources from Advertising Partners.
We have two reportable segments:
•Marketing; and
•Products

Operating Expenses

    To conform to the current period’s presentation, depreciation and amortization expense was reclassified to cost of revenue and selling, general, and administrative in the prior period consolidated statements of operations. We classify our operating expenses into the following categories:

Cost of revenue. Cost of revenue primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to our websites and services, domain name registration costs, licensing costs to provide mapping services to Mapquest.com and amortization related to our platform. We do not pre-pay any traffic acquisition costs, and therefore, such costs are expensed as incurred. Amortization related to our platform is recognized over the estimated useful life of the intangible asset.

Salaries and benefits. Salaries and benefits expenses include salaries, bonuses, stock-based compensation, and employee benefits costs.

Selling, general, and administrative. Selling, general, and administrative expenses consist of depreciation, general intangibles amortization, fees for software services, professional services, occupancy costs and travel and entertainment. Depreciation and general intangibles amortization expense are primarily attributable to our capital investment(s) and consist of property and equipment depreciation and amortization of intangible assets with finite lives    .

Other Expenses or Incomes:

Other expenses or incomes consist of the following:

Interest expense, net. Interest expense consists of interest on our debt and the amortization of deferred financing costs and debt discount. Interest income consists of interest earned on our cash deposits.

Gain on extinguishment of tax receivable agreement liability. The recognition of the reversal of amounts recognized under the tax receivable agreement.

Gain on extinguishment of debt. The recognition of the gain from the repurchase of a portion of our Term Loan at a discount. See Item 8, "Financial Statements and Supplementary Data —Note 9, Debt, Net" for additional information.

Change in fair value of warrant liabilities. The mark to market of our liability-classified Warrants.

Income tax benefit

During 2024 and through July 31, 2024, we were the sole managing member of S1 Holdco and, as a result, consolidate the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco was passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We were subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

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

	December 31, 2025	Percentage of Revenue	December 31, 2024	Percentage of Revenue
Revenue	$266,129	100%	$343,925	100%
Operating expenses:
Cost of revenue	165,734	62%	242,602	71%
Salaries and benefits	92,747	35%	113,512	33%
Selling, general, and administrative	69,688	26%	76,412	22%
Total operating expenses	328,169	123%	432,526	126%
Operating loss	(62,040)	-23%	(88,601)	-26%
Other expense (income):
Interest expense, net	27,556	10%	31,562	9%
Gain on extinguishment of tax receivable agreement liability	(5,253)	-2%	—	—%
Gain on extinguishment of debt	—	—%	(20,109)	-6%
Change in fair value of warrant liabilities	(275)	—%	(2,386)	-1%
Total other expense, net	22,028	8%	9,067	3%
Loss before income tax	(84,068)	-32%	(97,668)	-28%
Income tax benefit	(2,875)	-1%	(370)	—%
Net loss	(81,193)	-31%	(97,298)	-28%
Less: Net loss attributable to non-controlling interest	(15,848)	-6%	(22,625)	-7%
Net loss attributable to System1, Inc.	$(65,345)	-25%	$(74,673)	-22%

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

Revenue

The following table presents our revenue by reportable segment (in thousands):

	For The Year Ended December 31,		Change
	2025	2024	($)	(%)
Marketing	$172,889	$263,388	$(90,499)	-34%
Products	93,240	80,537	12,703	16%
Total revenue	$266,129	$343,925	$(77,796)	-23%

Marketing

Marketing revenue decreased by $90.5 million, or -34% for the year ended December 31, 2025 as compared to 2024, primarily due to a decrease in TAC. For the year ended December 31, 2025, compared to 2024, TAC decreased by approximately $85.8 million to $351.5 million from $437.3 million, primarily due to a decrease in advertising spend. The decrease in advertising spend was due to constrained availability of consumer traffic at cost-effective pricing. RTAC increased by approximately 1% to 120% from 119%.

Products

Products revenue increased $12.7 million, or 16%, for the year ended December 31, 2025 as compared to 2024, primarily due to an increase in product sessions. For the year ended December 31, 2025, compared to 2024, Products sessions increased by approximately 278.9 million to 2.2 billion from 1.9 billion while Products RPS remained flat at $0.04.

Cost of revenue

Cost of revenue decreased $76.9 million, or -32%, for the year ended December 31, 2025 as compared to 2024 primarily due to a decrease in advertising spend and agency fees which is correlated with the decrease in revenue.

Amortization expense for our platform recorded in cost of revenue increased $2.0 million or 4% for the year ended December 31, 2025 compared to 2024 primarily due to increased amortization for our continued investment in developed technology and internally developed software.

Our chief operating decision maker measures and evaluates reportable segments based on segment operating revenue and segment adjusted gross profit. We define and calculate segment adjusted gross profit as revenue less traffic acquisition costs incurred to acquire users. The remaining cost of revenue consists of non-advertising expenses such as set-up costs, royalties, fees and amortization related to our platform. We exclude the following items from segment adjusted gross profit: other cost of revenue (total cost of revenue excluding traffic acquisition cost), salaries and benefits, selling, general and administrative expenses and, at times, certain other transactions or adjustments.

The following table presents our segment adjusted gross profit by reportable segment (in thousands):

	For The Year Ended December 31,		Change
	2025	2024	($)	(%)
Marketing	$71,486	$83,470	$(11,984)	-14%
Products	87,703	76,598	11,105	14%
Total adjusted gross profit	$159,189	$160,068	$(879)	—%

See the Revenue and Cost of revenue discussions above for the changes to adjusted gross profit.

Salaries and benefits

Salaries and benefits expense decreased $20.8 million, or -18% compared to 2024. The decrease was primarily driven by the accelerated recognition of $19.8 million in CouponFollow share-based liability expense in the comparative period, when all tier targets were determined to be probable of achievement, and a $7.7 million reduction in stock-based compensation related to reduced restricted stock units issuances during the year. This was offset by an increase of $2.7 million in stock-based compensation related to the vesting of Tranche I stock appreciation rights, a $2.7 million increase in retention bonus expense, and a $1.5 million increase in severance expense.

Selling, general, and administrative

Selling, general, and administrative expense decreased $6.7 million, or -9% compared to 2024. The decrease was primarily driven by a $4.7 million reduction in professional and consulting fees, and a $3.8 million reduction in legal settlement expenses compared to the comparative period which recognized a $2.5 million class action complaint settlement. This was offset by an increase of $1.3 million in software and subscription expense. See Item 8, "Financial Statements and Supplementary Data — Note 8, Commitments and Contingencies" for additional information regarding the class action complaint settlement.

Other expense (income):

Interest expense, net

Interest expense, net decreased $4.0 million, or -13%, compared to 2024 primarily due to lower average interest rates in 2025 as compared to 2024.

Gain on extinguishment of tax receivable agreement liability

Gain on extinguishment of tax receivable agreement liability increased $5.3 million compared to 2024 due to the reversal of the non-current tax receivable agreement liability. See Item 8, "Financial Statements and Supplementary Data — Note 7, Income Taxes" for additional information.

Gain on extinguishment of debt

Gain on extinguishment of debt decreased $20.1 million compared to 2024 due to the repurchase of our principal debt balances via a Dutch auction and direct buy backs in 2024. There were no repurchases of our debt in 2025.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities decreased $2.1 million, or -88% compared to 2024 due to the fair value remeasurement of our Warrants which have been delisted from the NYSE.

Income tax benefit

The difference between the effective tax rates for the periods presented and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling income (loss), effects of predecessor flow through income allocations, changes in unrecognized tax benefits, valuation allowance and outside basis adjustments.

On July 4, 2025, Public Law 119-21 was signed into law. Public Law 119-21 makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We do not expect these tax law changes to have a material impact on our financial statements however, we will continue to evaluate their impact as further information becomes available.

Non-GAAP Financial Measures

In addition to our results being determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

Adjusted Gross Profit

Adjusted Gross Profit is defined as gross profit plus depreciation and amortization recorded in cost of revenues.

The following table reconciles Revenue to Gross Profit and Adjusted Gross Profit for the periods presented (in millions):

	For The Three Months Ended December 31,		For The Year Ended December 31,
	2025	2024	2025	2024
Revenue	$51.9	$75.6	$266.1	$343.9
Less: Cost of revenue	(30.6)	(43.8)	(165.7)	(242.6)
Gross profit	21.3	31.8	100.4	101.3
Add: amortization related to cost of revenue	13.6	12.9	53.0	51.0
Adjusted Gross Profit	$34.9	$44.7	$153.4	$152.3

The decrease in adjusted gross profit for the three months ended December 31, 2025 is primarily related to our decrease in revenue. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations, — Revenue Metrics" for additional information for explanations of our changes in revenue.

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to deferred compensation, gain (loss) on extinguishment of debt, non-cash revaluation of warrant liability and acquisition and restructuring costs. We believe that the use of Adjusted Gross Profit and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, investors should be aware that when evaluating Adjusted Gross Profit and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because not all companies may calculate Adjusted EBITDA in the same fashion.

We adjust for nonoperating expenses and income, such as nonrecurring special projects, including for related consultant expenses, nonrecurring gain on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.

Because of the limitations described above, Adjusted Gross Profit and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Gross Profit and Adjusted EBITDA on a supplemental basis. Investors should review the reconciliation of Gross profit to Adjusted Gross Profit and net income (loss) to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net loss to Adjusted EBITDA for the periods presented (in millions):

	For The Three Months Ended December 31,		For The Year Ended December 31,
	2025	2024	2025	2024
Net loss	$(17.8)	$(18.0)	$(81.2)	$(97.3)
Adjustments:
Income tax benefit	(0.4)	(0.7)	(2.9)	(0.4)
Interest expense	6.3	7.8	27.6	31.6
Depreciation and amortization	21.0	20.2	82.9	80.1
Other expense	0.2	(0.1)	0.2	(0.1)
Stock-based compensation and distributions to members	1.3	4.6	11.3	15.8
Gain on extinguishment of debt	—	—	—	(20.1)
Non-cash revaluation of warrant liability	(0.3)	(0.9)	(0.3)	(2.4)
Acquisition and restructuring costs	3.2	5.0	9.6	31.4
Realized tax benefit	(5.3)	—	(5.3)	—
Adjusted EBITDA	$8.2	$17.9	$41.9	$38.6

Liquidity and Capital Resources

To date, our principal sources of liquidity have historically been from the sale of Total Security Limited (formerly known as Protected. net Group Limited), indebtedness available under our credit facilities, other indebtedness, and cash flows from operations.

We have experienced declining cash flows and financial performance primarily as a result of reductions in Advertising Partner and overall consumer demand for our marketing services. As of December 31, 2025, we had unrestricted cash and cash equivalents of $86.9 million, total net working capital, which we define as current assets less current liabilities, of $3.0 million. We had an aggregate principal amount outstanding of $50.0 million under our revolving facility with a maturity date of January 27, 2027, and $260.1 million of term debt outstanding on our term loan which matures in July 2027. For the year ended December 31, 2025, we had cash inflows of $20.6 million, attributable to the draw down of our revolver facility. Without the draw down of our revolver facility, we would have had cash outflows for the year ended December 31, 2025. Management determined, as a result of this evaluation, that our current cash and cash equivalents, net working capital position, and the upcoming maturity date of our revolving facility raise substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this filing.

Our plan is to continue exploring options of refinancing all of our debt obligations. Management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. There can be no assurance that we will be able to obtain financing that will provide us with sufficient liquidity to satisfy our revolving facility in January 2027.

Our principal sources of liquidity are expected to be from cash on hand and cash flows from financing activities. Our ability to fund future operating expenses and capital expenditures, and our ability to meet our future debt service obligations, will depend on our ability to execute on our operational strategy and may be affected by our profitability, as well as general economic, financial and other factors which are beyond our control. Our revenue is dependent on two key Advertising Partners, which are Google and Microsoft. See our concentration with customers discussion at Item 8, "Financial Statements and Supplementary Data — Note 11, Segment Reporting" for additional information.

Our main focus is executing on our operational strategy, which includes continued focus on expanding the number of advertising partners that are utilizing or integrated with our platform by continuing to attract and monetize users with commercial intent on our owned and operated web properties and on behalf of our Network Partners as well as optimizing bids and driving higher returns on advertising spend. Additionally, we are focused on our current cost structure by reducing our cash operating expenses and debt service obligations. Adverse macroeconomic conditions have affected, and may in the future affect, the demand for advertising, resulting in fluctuations in the amounts our advertisers spend on advertising, which could have a negative impact on our financial condition and operating results.

Credit Facilities

Term Loan

We entered into a term loan ("Term Loan") and revolving facility ("Revolving Facility" and, together with the Term Loan "Credit Agreement") with Bank of America, N.A. as administrative agent, on January 27, 2022, providing for a 5.5 year Term Loan with an initial principal balance of $400.0 million and with net proceeds of $376.0 million. The Term loan expires in July 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage ratio covenant, which goes into effect only if the utilization on the Revolving Facility exceeds 35% of the total availability under the Revolving Facility at each quarter-end, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The Credit Agreement has certain financial and nonfinancial covenants, including the "springing" leverage ratio covenant described above. The Credit Agreement also requires that we deliver our audited consolidated financial statements to our lenders within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we have an additional 30 days to cure such default. We were in compliance with the financial covenants under the Term Loan as of December 31, 2025.

During 2024, we completed the repurchase of $64.9 million in principal amount of our Term Loan for an aggregate purchase price of $41.6 million (at discount of 64.1% of its par value). We used available cash on hand to fund the repurchase.

As of December 31, 2025, there was principal of $260.1 million outstanding. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly.

Revolving Facility

The Revolving Facility provides borrowing availability of up to $50.0 million and expires in January 2027. The interest rate on the Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. During 2024 we did not have any borrowings from the Revolving Facility. During the fourth quarter of 2025 we borrowed $50.0 million from the Revolving Facility and the balance outstanding at December 31, 2025 was $50.0 million. We were in compliance with the financial covenants under the Term Loan as of December 31, 2025.

We have been able to and expect to be able to continue to make the required payments of principal and interest on the Credit Agreement (as and when due) on a timely basis.

Reorganization

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the Company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include CouponFollow, Startpage and MapQuest, and our acquisition marketing platform and (c) S1 Holdco holds our assets related to our Marketing businesses. System1 Holdings holds our remaining assets and business operations. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Net cash used in operating activities	$(4,147)	$(5,255)
Net cash used in investing activities	$(6,723)	$(6,255)
Net cash provided by (used in) financing activities	$31,305	$(63,961)

Operating Activities

Our cash flows from operating activities are primarily impacted by growth in our operations, timing of payments to our suppliers for advertising inventory and data and related collections from our partners. Payment and collection cycles can vary from period to period. In addition, seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

In the year ended December 31, 2025, cash used in operating activities of $4.1 million resulted primarily from a net loss of $81.2 million, offset by $96.0 million of non-cash items, comprised of $82.9 million depreciation and amortization expense, $11.3 million stock based compensation expense and $3.4 million shared based compensation liability. Net cash used for working capital was $19.0 million.

In the year ended December 31, 2024, cash used in operating activities of $5.3 million resulted primarily from a net loss of $97.3 million, offset by $95.0 million of non-cash items, comprised of $80.1 million depreciation and amortization expense, $15.8 million of stock-based compensation expense, $17.9 million shared-based compensation liability expense and $20.1 million gain on extinguishment of debt. Net cash used for working capital was $2.9 million.

Investing Activities

In the year ended December 31, 2025, cash used in investing activities of $6.7 million resulted primarily from capitalization of software development costs.

In the year ended December 31, 2024, cash used in investing activities of $6.3 million resulted primarily from capitalization of software development costs.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our indebtedness under our credit facilities.

In the year ended December 31, 2025, cash provided by financing activities of $31.3 million resulted primarily from $50.0 million drawn on our revolver facility and proceeds of $2.3 million from the sale of unregistered securities, offset by $20.0 million repayment of principal and interest on our Term Loan and $0.6 million of share repurchases.

In the year ended December 31, 2024, cash used in financing activities of $64.0 million resulted primarily from repayment of principal and interest on our Term Loan.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2023, we entered into a multi-year agreement with a data cloud platform service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of December 31, 2025, we remain contractually obligated to spend a remaining $1.2 million towards this commitment.

Contingencies

From time to time, we are subject to contingencies that arise in the ordinary course of business. We record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not currently believe the resolution of any such contingencies will have a material adverse effect upon our consolidated financial statements. See Item 8, "Financial Statements and Supplementary Data —Note 8, Commitments and Contingencies" for additional information.

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

Goodwill

We perform annual impairment testing on goodwill in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. We have the option (i) to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) to perform the quantitative impairment test. The quantitative impairment test involves comparing the estimated fair value of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than the carrying amount, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill

The fair values of our reporting units are determined by weighting a discounted cash flow model and a reference transaction model which include inputs developed using both internal and market-based data. The key assumptions in a discounted cash flow model include, but are not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflects the increases in market interest rates. The reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in these models include, but are not limited to, the selection of comparable transactions, revenue and "EBITDA" is defined as net income or loss, interest, income tax expense or benefit, and depreciation and amortization multiples and EBITDA margins from those transactions. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

In conjunction with our fourth quarter assessment of goodwill, our valuation techniques did not indicate any impairment as of December 31, 2025. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair value of our Partner Network reporting unit exceeding its respective carrying values by 11.9% and, accordingly, we were not required to perform the second step of the goodwill evaluation. There is $82.4 million of goodwill residing in our Partner Network reporting unit. In applying the income and market approaches to determining the fair value of the Partner Network reporting unit, we rely on a number of significant assumptions and estimates including revenue growth rates and gross profit margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions, could affect the results of these impairment assessments. If revenue and gross profit performance deteriorate further, it is possible that there could be impairment of Goodwill at our Partner Network reporting unit in future periods.

As part of our fourth quarter review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at December 31, 2025, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 10% as of December 31, 2025. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the low market analyst coverage.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of December 31, 2025 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2026 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. See Note 4, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net.

Stock-Based Compensation

Compensation cost related to stock-based payments is measured based on the fair value of the units issued and recognized in salaries and benefits expenses on our consolidated statement of operations. We have elected to treat stock-based payment awards with time-based service condition(s) only as a single award, with the related compensation expense recognized on a straight-line basis. The assumptions used in the Hull-White I binomial lattice option pricing model to value equity are based upon the following; (i) the expected term is equal to the estimated remaining contractual term, (ii) the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and (iii) the volatility is based on a blend of the historical volatility of our common stock and the peer-leveraged volatility.

Income Taxes

During 2024 and through July 31, 2024, we were the sole managing member of S1 Holdco and, as a result, consolidate the financial results of S1 Holdco. S1 Holdco is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco was passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We were subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of System1, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of System1, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Partner Network Reporting Unit – Refer to Notes 2 and 4 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company's evaluation of impairment of goodwill involves the comparison of the fair value of the Partner Network reporting unit to its carrying value. The Company used a combination of valuation methodologies to test goodwill for impairment and estimate the fair value of the Partner Network reporting unit including the income approach and the market approach. The Company utilized a discounted cash flow model to determine the reporting unit's fair value under the income approach. This approach requires management to make significant assumptions and estimates including the weighted-average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The Company’s goodwill balance was $82.4 million as of December 31, 2025, of which the entire balance was associated with the Partner Network reporting unit.

Given the significant estimates and assumptions made by management when developing the fair value estimate of the Partner Network reporting unit, a high degree of auditor judgment and an increased extent of effort is required in performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions, specifically related to the forecasts of future revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue used to estimate the fair value of the Partner Network reporting unit included the following, among others:

•We tested the design and implementation of management’s controls over the revenue forecast used to estimate the fair value of the Partner Network reporting unit.
•With the assistance of our fair value specialists, we evaluated the valuation methodologies, the weighted-average cost of capital and the mathematical accuracy of the calculations.
•We evaluated the reasonableness of the revenue forecast by comparing them to (1) Partner Network reporting unit and third-party historical financial data, (2) current economic factors and analyst reports of the Company and companies in its peer group, (3) industry reports, and (4) assumptions used by the Company in its budgeting process.
•We evaluated management's ability to accurately forecast future revenue by comparing actual results to management's historical forecasts.
•We performed a sensitivity analysis by varying the revenue forecast assumptions to assess the impact of reasonable changes in those assumptions on the fair value of the Partner Network reporting unit.

/s/ Deloitte and Touche LLP
Los Angeles, California
March 11, 2026

We have served as the Company's auditor since 2024.

System1, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$86,887	$63,607
Restricted cash, current	1,243	3,970
Accounts receivable, net	57,289	62,916
Prepaid expenses and other current assets	4,061	3,984
Total current assets	149,480	134,477
Restricted cash, non-current	379	371
Property and equipment, net	1,562	2,104
Internal-use software development costs, net	13,672	14,436
Intangible assets, net	148,089	222,341
Goodwill	82,407	82,407
Operating lease right-of-use assets	9,120	2,644
Other non-current assets	263	349
Total assets	$404,972	$459,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,016	$10,401
Accrued expenses and other current liabilities	46,277	76,200
Operating lease liabilities, current	1,427	2,089
Debt, net	76,718	16,405
Total current liabilities	146,438	105,095
Operating lease liabilities, non-current	8,183	1,365
Long-term debt, net	228,399	255,118
Deferred tax liability	4,013	6,199
Other non-current liabilities	520	6,356
Total liabilities	387,553	374,133
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock - $0.0001 par value; 500,000 shares authorized, 8,225 and 7,365 Class A shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Class C common stock - $0.0001 par value; 25,000 shares authorized, 1,813 and 1,870 Class C shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	878,859	863,041
Accumulated deficit	(847,679)	(782,335)
Accumulated other comprehensive loss	(157)	(443)
Treasury stock, at cost - 137 shares as of December 31, 2025	(557)	—
Total stockholders' equity attributable to System1, Inc.	30,467	80,264
Non-controlling interest	(13,048)	4,732
Total stockholders' equity	17,419	84,996
Total liabilities and stockholders' equity	$404,972	$459,129
The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share amounts)

	For the Year Ended
	December 31, 2025	December 31, 2024
Revenue	$266,129	$343,925
Operating expenses:
Cost of revenue	165,734	242,602
Salaries and benefits	92,747	113,512
Selling, general, and administrative	69,688	76,412
Total operating expenses	328,169	432,526
Operating loss	(62,040)	(88,601)
Other expense (income):
Interest expense, net	27,556	31,562
Gain on extinguishment of tax receivable agreement liability	(5,253)	—
Gain on extinguishment of debt	—	(20,109)
Change in fair value of warrant liabilities	(275)	(2,386)
Total other expense, net	22,028	9,067
Loss before income tax	(84,068)	(97,668)
Income tax benefit	(2,875)	(370)
Net loss	(81,193)	(97,298)
Less: Net loss attributable to non-controlling interest	(15,848)	(22,625)
Net loss attributable to System1, Inc.	$(65,345)	$(74,673)

Basic and diluted net loss per share:	$(8.32)	$(10.74)

Weighted average number of shares outstanding - basic and diluted	7,854	6,955

The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	For the Year Ended
	December 31, 2025	December 31, 2024
Net loss	$(81,193)	$(97,298)
Other comprehensive loss:
Foreign currency translation income (loss)	352	(500)
Comprehensive loss	(80,841)	(97,798)
Comprehensive loss attributable to non-controlling interest	(15,782)	(22,863)
Comprehensive loss attributable to System1, Inc.	$(65,059)	$(74,935)

The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Class A common stock		Class C common stock		Treasury Stock, at cost
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	6,585	$1	2,151	$—	—	$—	$843,120	$(707,662)	$(181)	$34,037	$169,315
Net loss	—	—	—	—	—	—	—	(74,673)	—	(22,625)	(97,298)
Issuance of common stock in connection with settlement of incentive plan	97	—	—	—	—	—	2,464	—	—	(757)	1,707
Conversion of Class C shares to Class A shares	281	—	(281)	—	—	—	3,291	—	—	(3,291)	—
Tax receivable agreement liability and deferred taxes arising from LLC interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	(4,502)	—	—	—	(4,502)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	355	—	—	—	—	—	1,583	—	—	(2,630)	(1,047)
Issuance of restricted stock for vested replacement awards	47	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(262)	(238)	(500)
Stock-based compensation	—	—	—	—	—	—	17,085	—	—	263	17,348
Distribution to members	—	—	—	—	—	—	—	—	—	(27)	(27)
Balance at December 31, 2024	7,365	$1	1,870	$—	—	$—	$863,041	$(782,335)	$(443)	$4,732	$84,996
Net loss	—	—	—	—	—	—	—	(65,345)	—	(15,848)	(81,193)
Conversion of Class C shares to Class A shares	57	—	(57)	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	353	—	—	—	—	—	627	—	—	(985)	(358)
Issuance of common stock in private placement	450	—	—	—	—	—	3,275	—	—	(1,025)	2,250
Class A common stock repurchases	—	—	—	—	137	(557)	—	1	—	—	(556)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	286	66	352
Stock-based compensation	—	—	—	—	—	—	11,916	—	—	44	11,960
Distribution to members	—	—	—	—	—	—	—	—	—	(32)	(32)
Balance at December 31, 2025	8,225	$1	1,813	$—	137	$(557)	$878,859	$(847,679)	$(157)	$(13,048)	$17,419

The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net loss	$(81,193)	$(97,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,862	80,107
Stock-based compensation	11,312	15,763
Shared-based compensation liabilities	3,429	17,949
Amortization of debt issuance costs	3,595	3,914
Noncash lease expense	1,803	1,991
Change in fair value of warrant liabilities	(275)	(2,386)
Deferred tax benefits	(2,190)	(2,103)
Gain on extinguishment of tax receivable agreement liability	(5,253)	—
Gain on extinguishment of debt	—	(20,109)
Bad debt expense	700	—
Other, net	31	(161)
Changes in operating assets and liabilities:
Accounts receivable	4,927	(6,802)
Prepaid expenses and other current assets	24	2,846
Accounts payable	12,007	903
Accrued expenses and other current liabilities	(35,672)	1,992
Other non-current liabilities	(254)	(1,861)
Net cash used in operating activities	(4,147)	(5,255)
Cash Flows from Investing Activities
Purchases of property and equipment	(46)	(31)
Purchases of intangible asset	(275)	—
Capitalized software development costs	(6,402)	(6,224)
Net cash used in investing activities	(6,723)	(6,255)
Cash Flows from Financing Activities
Repayment of term loan	(20,000)	(61,786)
Proceeds from revolver facility	50,000	—
Taxes paid related to net settlement of stock awards	(356)	(2,148)
Distributions to members, net of contributions	(32)	(27)
Proceeds from private placement of Class A common stock	2,250	—
Repurchases of Class A common stock	(557)	—
Net cash provided by (used in) financing activities	31,305	(63,961)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	126	(31)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,561	(75,502)
Cash, cash equivalents and restricted cash, beginning of the period	67,948	143,450
Cash, cash equivalents and restricted cash, end of the period	$88,509	$67,948
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$86,887	$63,607
Restricted cash	1,622	4,341
Total cash, cash equivalents and restricted cash	$88,509	$67,948

Supplemental cash flow information:
Cash refunds for income taxes	$(43)	$(809)
Cash paid for interest	$25,618	$30,677
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,324	$—
Cash paid for operating lease liabilities	$2,667	$2,583
Stock-based compensation included in capitalized software development costs	$649	$1,382
Settlement of incentive plan through issuance of common stock	$13	$1,707

The accompanying notes are an integral part of these consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.Organization and Description of Business

System1, Inc. and subsidiaries (the "Company", "we", "our" or "us") operates several flagship brands across multiple consumer verticals, including shopping, travel and search, and a best-in-class customer acquisition and marketing platform powered by Artificial Intelligence ("AI") and machine learning. Our platform is omnichannel and omnivertical, delivering high-intent customers to our advertising partners to maximize their reach and effectiveness.

Our platform operates across our network of owned and operated websites, allowing us to monetize user traffic that we source from various acquisition marketing channels. Our marketing platform allows us to operate seamlessly across major advertising networks and advertising category verticals to acquire end-users, and monetize acquired users through our relationships with third party advertisers and advertising networks ("Advertising Partners"). The platform also allows third party advertising platforms and publishers ("Network Partners") to send user traffic to, and monetize user traffic on, our Products websites or through our monetization agreements.

We monetize user traffic we acquire directly from various marketing channels, across multiple advertising platforms, and have acquired several leading websites, enabling us to control user acquisition and experience and monetize user traffic on our behalf via our network of products. Today, we own and operate approximately 40 websites, including leading search engines like Startpage.com and info.com, and digital media publishing websites and internet utilities, such as CouponFollow, MapQuest, HowStuffWorks and ActiveBeat.

Our primary operations are in the United States, and we also have operations in Canada and the Netherlands. We have two reportable segments: Marketing and Products, see Note 11, Segment Reporting.

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the Company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include CouponFollow, Startpage and MapQuest, and our acquisition marketing platform and (c) S1 Holdco holds our assets related to our Marketing businesses. System1 Holdings holds our remaining assets and business operations. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

Liquidity and Going Concern

We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

We have experienced declining cash flows and financial performance primarily as a result of reductions in Advertising Partners and overall consumer demand for our marketing services. As of December 31, 2025, we had cash and cash equivalents of $86.9 million and total net working capital, which we define as current assets less current liabilities, of $3.0 million. We had an aggregate principal amount outstanding of $50.0 million under our revolving facility (as defined in Note 9, Debt, Net ) with a maturity date of January 27, 2027, and $260.1 million of term debt outstanding on our term loan which matures in July 2027. Management determined, as a result of this evaluation, that our current cash and cash equivalents, net working capital position, and the upcoming maturity date of our revolving facility raise substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this filing.

System1, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Our plan is to continue exploring options of refinancing all of our debt obligations. Management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. There can be no assurance that we will be able to obtain financing that will provide us with sufficient liquidity to satisfy our revolving facility in January 2027. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

To conform to the current period’s presentation, (i) warrant liability was combined with other non-current liabilities in the comparative consolidated balance sheet and (ii) depreciation and amortization expense was reclassified to cost of revenue and selling, general, and administrative in the prior periods consolidated statement of operations.

On June 10, 2025, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the Class A and Class C common stock (the "Reverse Stock Split"). All share data and per share data amounts included in this Form 10-K have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

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

Restricted Cash

Restricted cash as of December 31, 2025 and December 31, 2024 primarily related to; (i) escrow account related to the postcombination compensation arrangement related to the CouponFollow acquisition, (ii) cash collateralized letter of credit we maintain in connection with our corporate office lease, (iii) escrow account related to our credit card spend program, and (iv) escrow account related to unvested replacement awards that will be cash settled.

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

Internal-Use Software Development Costs, Net

Internal-use software development costs are stated at cost, less accumulated amortization. We capitalize certain internal-use software development costs associated with creating and enhancing internally developed software related to our technology infrastructure, including continuing to develop and deploy our marketing platform. Deployment activities focus on enhancement of our customer acquisition capabilities, including website enhancements and tools for marketing support, and upgrades of dashboards and reporting tools. These costs are comprised of personnel costs, which include salaries, bonuses, stock-based compensation and employee benefits’ expenses for employees who are directly associated with, and who devote significant time to, software projects, as well as services consumed in developing or obtaining the software. Internal-use software development costs that do not meet the qualification for capitalization are expensed as incurred, and are recorded in salaries and benefits expense on the consolidated statement of operations.

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

Internal-use software development costs are amortized using a straight-line method over an estimated useful life of three years, commencing when the software is ready for our intended use, which approximates the period over which the expected benefits will be derived. We do not transfer ownership of our software or lease our software to third parties. Internal-use software development costs for software that is near the end of its useful life is amortized using a straight-line method over the remaining useful life.

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

The fair values of our reporting units are determined by weighting a discounted cash flow model and a reference transaction model which include inputs developed using both internal and market-based data. Our key assumptions in the discounted cash flow model included, but are not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflect the increases in market interest rates. Our reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in these models include, but are not limited to, the selection of comparable transactions, revenue and "EBITDA" is defined as net income or loss, interest, income tax expense or benefit, and depreciation and amortization multiples and EBITDA margins from those transactions. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

In conjunction with our fourth quarter assessment of goodwill, our valuation techniques did not indicate any impairment as of December 31, 2025. All reporting units with goodwill passed the first step of the goodwill evaluation, with the fair value of our Partner Network reporting unit exceeding its respective carrying values by 11.9% and, accordingly, we were not required to perform the second step of the goodwill evaluation. There is $82.4 million of goodwill residing in our Partner Network reporting unit. In applying the income and market approaches to determining the fair value of the Partner Network reporting unit, we rely on a number of significant assumptions and estimates including revenue growth rates and gross profit margins, discount rates and future market conditions, among others. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Changes in one or more of these significant estimates or assumptions, could affect the results of these impairment assessments. If revenue and gross profit performance deteriorate further, it is possible that there could be impairment of Goodwill at our Partner Network reporting unit in future periods.

As part of our fourth quarter review for impairment, we assessed the total fair values of the reporting units and compared total fair value to our market capitalization at December 31, 2025, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. When comparing our market capitalization to the discounted cash flow models for each reporting unit summed together, the implied control premium was approximately 10% as of December 31, 2025. We believe several factors are contributing to our low market capitalization, including the lack of trading volume in our stock and the low market analyst coverage.

Given continuing economic uncertainties and related risks to our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of December 31, 2025 will prove to be accurate predictions of the future. We may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing as of October 1, 2026 or prior to that, if any change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. See Note 4, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net.

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

Warrant Liability

As of December 31, 2025 and 2024, we had outstanding warrants classified as a non-current liability. These warrants were measured at fair value using Level 1 inputs based on quoted market prices in active markets. During the year ended December 31, 2025, the fair value measurement of the warrants changed from Level 1 to Level 3 due to the delisting of the warrants from an exchange and lack of observable inputs. Changes in fair value are recorded in change in fair value of warrant liabilities in the consolidated statements of operations.

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

Financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and warrant liabilities. Cash equivalents and restricted cash are stated at fair value on a recurring basis. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. As of December 31, 2025 and 2024, our outstanding debt included a Term Loan, for which fair value was estimated using an observable market quotation (Level 2).

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

Non-Controlling Interest

We report a non-controlling interest representing the economic interest in System1 Holdings held by certain individuals and entities other than us. The non-controlling interest is comprised of certain selling equity holders of System1 Holdings that retained an economic interest through their ownership of Class B units in System1 Holdings, along with the same number of corresponding shares of Class C common stock in us. The non-controlling interest holders may, from time to time, require us to convert all or a portion of their economic interest via a redemption of their Class B units in System1 Holdings together with surrendering their corresponding shares of Class C common stock in us in exchange for shares of Class A common stock on a one-for-one basis. Upon the redemption of Class B Units, our Board of Directors may also elect to settle the non-controlling interest holder's Class B units in cash. We are required to maintain a one-to-one ratio of Class A common stock outstanding to our Class A units in System1 Holdings and Class C common stock outstanding to the non-controlling interest’s Class B units. As redemptions occur or other transactions result in the issuance or retirement of a share of Class A common stock, System1 Holdings is required to issue or retire a Class A unit in System1 Holdings to maintain in parity with the corresponding number of outstanding shares of Class A common stock. These transactions may result in a change in the total number of units outstanding in System1 Holdings and/or a change in the percentage that we own of System1 Holdings. As a result, any change in ownership that does not result in a change of control is accounted for as an equity transaction and we adjust for the re-allocation of equity between us and our non-controlling interest.

The following table summarizes the ownership interest in System1 Holdings as of December 31, 2025, based on shares issued and outstanding (in thousands):

	Units	Ownership Percentage
Class A units of System1 Holdings	8,225	81.9%
Class B units of System1 Holdings	1,813	18.1%

Repurchased Shares

Repurchased shares of our common stock are recorded as treasury stock and reduce stockholders' equity in our consolidated balance sheets. If we reissue any stock, any difference between the repurchase cost and the reissuance price is recorded to Additional paid-in capital (or Retained earnings in the absence of Additional paid-in capital).

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

Advertising

We earn revenue by directly acquiring traffic to our owned and operated websites and utilizing our platform and additional services to monetize end-users for our Advertising Partners. For this revenue stream, we have a single performance obligation and have determined that we are the principal in the transaction. Revenue is reported on a gross basis for the amounts received from Advertising Partners. We are the principal since we direct the use of our owned and operated websites, and as such have risk of loss on the user-traffic that we are acquiring for monetization with our Advertising Partners. Additionally, we maintain the website, provide the content and bear the cost and risk of loss associated with the digital online inventory available on our website.

Revenue is also earned from revenue-sharing arrangements with our Network Partners related to the use of our platform and additional services in order to facilitate the placement of advertising by our Advertising Partners in the Network Partners digital online inventory. For this revenue stream, we have a single performance obligation and have determined that we are the agent in these transactions. Revenue is reported on a net basis, because our network partner runs the campaign to acquire user-traffic, including managing traffic acquisition cost. We report the revenue generated under our revenue-sharing arrangements on a net basis, based on the difference between amounts received by us from our Advertising Partners, less amounts remitted to the Network Partners based on the underlying revenue-sharing agreements.

We recognize revenue as we deliver user-traffic to our Advertising Partners based on a cost-per-click or cost-per-thousand impression basis. The payment terms with our Advertising Partners are typically 30 days.

Operating Expenses

Cost of Revenue

Cost of revenue primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to our websites and services, domain name registration costs, licensing costs to provide mapping services to Mapquest.com and amortization related to our platform. We do not pre-pay any traffic acquisition costs, and therefore, we expense such costs as incurred. Amortization related to our marketing platform is recognized over the estimated useful life of the intangible asset.

Salaries and Benefits

Salaries and benefits expenses include salaries, bonuses, stock-based compensation and employee benefits costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist of depreciation, general intangibles amortization, fees for software services, professional services, occupancy costs and travel and entertainment. Depreciation and general intangibles amortization expense are primarily attributable to our capital investment(s) and consist of property and equipment depreciation and amortization of intangible assets with finite lives.

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

Replacement Awards

Pursuant to the Merger, we were required to replace certain profits interests awards, the value creation units ("VCU") and Class F Units ("F Units"), with a combination of a restricted stock unit ("RSU") in our shares and a cash award (collectively, "Replacement Awards"). The fair value of the Replacement Awards was derived utilizing the transaction closing price of $100.00. The Merger triggered a liquidating event, therefore, the portion of the Replacement Awards issued in connection with the Merger that was associated with services rendered through the date of the Merger was included in the total consideration transferred, with the exception of the unvested awards subject to service vesting conditions where the service condition had not been completed. With regards to the remaining unvested portion of the Replacement Awards, we continue to recognize compensation expense on a straight-line basis over the original requisite service period and recognize forfeitures as they occur. For Replacement Awards forfeited prior to vesting, we recognize accelerated compensation expense for the remaining unvested shares and unpaid cash amount, as the shares of our common stock become issuable and the cash amount becomes payable to the previous investors immediately upon forfeiture.

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

Stock Appreciation Rights

We use the Hull-White I binomial lattice option pricing model to estimate the grant date fair value of each Stock Appreciation Right award granted under the 2024 Stock Appreciation Rights Plan ("2024 SAR Plan"). The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is equal to the estimated remaining contractual term. Volatility is based on a blend of the historical volatility of our common stock and the peer-leveraged volatility.

Income Taxes

During 2024 and through July 31, 2024, we were the sole managing member of S1 Holdco and, as a result, consolidated the financial results of S1 Holdco. S1 Holdco was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, S1 Holdco was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by S1 Holdco was passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We were subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of S1 Holdco, as well as any stand-alone income or loss generated by us.

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

Accounting Pronouncements Recently Adopted

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance was adopted during the year ended December 31, 2025. The guidance was applied retrospectively to all prior periods presented in the consolidated financial statements. The adoption of this new accounting pronouncement did not have a material impact on our consolidated financial statements, see Note 7, Income Taxes.

Accounting Pronouncements Not Yet Adopted
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

3.Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computer equipment	$826	$786
Furniture and equipment	910	885
Leasehold improvements	2,477	2,389
Total	4,213	4,060
Less accumulated depreciation	(2,651)	(1,956)
Property and equipment, net	$1,562	$2,104

The depreciation expense related to property and equipment was $0.6 million and $0.9 million for the year ended December 31, 2025 and 2024, respectively.

4.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

In the second quarter of 2025, as a result of organizational restructuring, we changed our identified segments and determined there are now two operating and reportable segments, Marketing and Products. There was no change to the Partner Network reporting unit. See Note 11, Segment Reporting, for further discussion of our operating and reportable segments. Goodwill was $82.4 million as of December 31, 2025 and 2024, all of which was attributable to the Partner Network reporting unit.

During the fourth quarter of 2025, we performed our annual impairment test and determined each reporting unit's fair value exceeded its carrying amount. No impairment of goodwill was identified for any of the periods presented. There were no events or changes in circumstances subsequent to our annual impairment test which indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2025. If revenue and gross profit performance deteriorate further, it is possible that there could be impairment of Goodwill at our Partner Network reporting unit and Intangible Assets Groups in future periods.

Internal-use software development costs, net and intangible assets, net

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$28,325	$(14,653)	$13,672
Intangible assets:
Developed technology	$196,403	$(192,670)	$3,733
Trademarks and trade names	236,053	(92,250)	143,803
Software	5,100	(4,891)	209
Customer relationships	2,900	(2,556)	344
Total	$440,456	$(292,367)	$148,089

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$21,393	$(6,957)	$14,436
Intangible assets:
Developed technology	$196,128	$(143,386)	$52,742
Trademarks and trade names	236,053	(68,650)	167,403
Software	5,100	(3,616)	1,484
Customer relationships	2,900	(2,188)	712
Total	$440,181	$(217,840)	$222,341

The internal-use software development costs includes construction in progress which is not being amortized of $2.9 million and $5.0 million as of December 31, 2025 and 2024, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Amortization expense for internal-use software development	$7,696	$4,594
Amortization expense for intangible assets	$74,527	$74,660

Amortization expense was presented as follows in the Statements of Operations (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Cost of revenue	$53,042	$51,041
Selling, general, and administrative	$29,181	$28,213

We test our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Our amortizable intangible assets primarily consist of trademarks and trade names and developed technology. During 2025 and 2024, no impairment of our amortizable intangible assets was identified. However, due to strategic operational decisions, it is reasonably possible that our estimate that we will recover the carrying amount of these assets from future operations could change in the near term.

As of December 31, 2025, the expected amortization expense associated with our intangible assets and internal-use software development costs was as follows (in thousands):

2026	$36,185
2027	26,757
2028	25,080
2029	24,336
2030	23,600
Thereafter	25,803
Total amortization expense	$161,761

5.Leases

We lease office facilities under non-cancelable operating lease agreements. During the years ended December 31, 2025 and 2024, we had leases for office facilities in Los Angeles, California; Bellevue, Washington; and Guelph, Canada. Our United States leases were re-negotiated during the second half of 2025.

The components of lease expense consisted of the following (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Operating lease expense	$2,194	$2,396
Short-term lease expense	145	126
Variable lease expense	311	286
Sublease income	(129)	—
Total lease expense	$2,521	$2,808

Variable lease expense is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

Supplemental information related to leases was as follows:

December 31, 2025
Weighted average remaining lease terms (in years)	5.5
Weighted average discount rate	7.1%

Maturities of our operating leases liabilities by fiscal year are as follows (in thousands):

December 31, 2025
2026	$2,036
2027	2,199
2028	2,262
2029	2,336
2030	2,226
Thereafter	380
Total lease payments	11,439
Less: Imputed interest	(1,829)
Present value of operating lease liabilities	$9,610

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued revenue share	$20,865	$27,656
Accrued marketing expenses	859	9,440
Accrued payroll and related benefits	7,552	15,893
Shared-based compensation liability	13,408	17,821
Other current liabilities	3,593	5,390
Accrued expenses and other current liabilities	$46,277	$76,200

CouponFollow Incentive Plan

In connection with the acquisition of CouponFollow, we approved and adopted the CouponFollow Incentive Plan, which includes CouponFollow’s key employees, including CouponFollow’s founder ("Principal Participant" and together collectively "Participants"). The CouponFollow Incentive Plan at the time of acquisition provided for total payments of $35.0 million payable at our option in cash or in fully-vested shares of our Class A common stock, up to a maximum of 4.7 million shares, which subjects these awards to ASC 718, Compensation - Stock Compensation and are therefore classified as share-based liabilities. The awards consist of a fixed amount of $10.0 million (which vests and is settled in three equal annual installments on December 31, 2022, 2023, and 2024) and performance-based amounts of $25.0 million which could be earned by achieving three Tiers of EBITDA targets, representing performance conditions. On September 6, 2023, the parties made certain modifications to the CouponFollow Incentive Plan. The restructured CouponFollow Incentive Plan provides for total payments of $31.3 million. There was no change to the fixed amount, except for the requirement for us to make the last payment in cash. The performance-based amount decreased to $21.3 million, with the performance terms changed to allow for achieving three Tiers of EBITDA-target performance conditions over a three calendar year period between each January 1 to December 31 of 2023, 2024 and 2025 (each a "Performance Period" and collectively, "Performance Periods"). These modifications did not result in the recognition of any incremental compensation costs.

During the first quarter of 2023, we settled the first $3.3 million fixed award that vested on December 31, 2022. As of December 31, 2023, the business had not achieved any performance conditions nor was it probable that the performance conditions would be met.

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

During the 2024 Performance Period, the CouponFollow business achieved all performance conditions such that the entire performance-based portion of the award vested or was expected to vest. As of December 31, 2024, we recognized a shared-based compensation liability within accrued expenses and other current liabilities of $17.8 million for the amount vested as of the year ended December 31, 2024 and the amount expected to vest as of December 31, 2025, of which $7.8 million was paid in cash in February 2025.

During the 2025 Performance Period, we recognized $3.5 million in shared-based compensation liability expense within accrued expenses and other current liabilities for the performance-based portion of the award that vested on December 31, 2025. The total amount recognized under the CouponFollow Incentive Plan representing performance-based conditions was $21.3 million, of which $2.5 million is a discretionary bonus. The carrying amount of the share-based liabilities approximates its fair value, determined using Level 3 fair value inputs.

In February 2026, we paid $1.5 million in cash for the discretionary bonus. In March 2026, we expect to settle in cash $10.9 million for the final performance-based portion of the award and $0.6 million for the discretionary bonus. The remaining $0.4 million discretionary bonus will be disbursed at management's discretion.

7.Income Taxes

Domestic and foreign components of our loss before income taxes were as follows (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Domestic	$(78,167)	$(92,190)
Foreign	(5,901)	(5,478)
Loss before income tax	$(84,068)	$(97,668)

The components of the Income tax benefit were as follows (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Current:
Federal	$35	$145
State	35	291
Foreign	(755)	1,297
Total current (benefit) provision	$(685)	$1,733
Deferred:
Foreign	$(2,190)	$(2,103)
Total deferred benefit	(2,190)	(2,103)
Income tax benefit	$(2,875)	$(370)

A reconciliation of the statutory tax rate to the effective income tax rate for the periods presented was as follows (in thousands):

	For the Year Ended
	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
Expected income tax benefit at statutory tax rate	$(17,654)	21.0%	$(20,510)	21.0%
State tax, net of federal tax benefit	35	—%	189	-0.2%
Foreign tax effects	(1,258)	1.5%	(104)	0.1%
Effects of cross-border tax laws	709	-0.8%	(162)	0.2%
Tax credits:
Research and development credits	(1,012)	1.2%	(830)	0.8%
Other	873	-1.0%	75	-0.1%
Change in valuation allowance	6,278	-7.5%	15,496	-15.9%
Nontaxable or nondeductible items:
Stock-based compensation	1,082	-1.3%	1,954	-2.0%
Non-Controlling interest	3,710	-4.4%	6,661	-6.8%
Investment in partnership basis adjustments	6,954	-8.3%	(4,375)	4.5%
Liability reversal	(1,103)	1.3%	—	—
Other nondeductibles	56	-0.1%	(190)	0.2%
Changes in unrecognized tax benefits	828	-1.0%	754	-0.8%
Other adjustments	(2,373)	2.8%	672	-0.7%
Income tax benefit and effective income tax rate	$(2,875)	3.4%	$(370)	0.4%

On July 4, 2025, Public Law 119-21 was signed into law. Public Law 119-21 makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We do not expect these tax law changes to have a material impact on our financial statements however, we will continue to evaluate their impact as further information becomes available.

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions were as follows (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$2,532	$1,850
Increases based on tax positions related to prior periods	995	490
Increases based on tax positions related to current period	326	192
Ending balance	$3,853	$2,532

Interest and penalties related to our unrecognized tax benefits are recorded as components of the provision for income taxes. Interest or penalties accrued for the years ended December 31, 2025 and 2024 were not material.

Due to our full valuation allowance, the total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax by $0.3 million (net of Federal benefit) at December 31, 2025.

The earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate were as follows:

Tax year
United States	2022
California	2021
Netherlands	2019

The components of the deferred income taxes consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss and capital loss carryforwards	$15,735	$6,638
Tax credits	5,304	4,894
Interest expense	3,397	2,346
Investment in partnerships	21,764	24,760
Other	258	225
Total deferred tax assets	46,458	38,863
Valuation allowance	(45,541)	(38,616)
Total net deferred tax assets	$917	$247

Deferred tax liabilities:
Intangibles	$(3,808)	$(6,026)
Other	(1,122)	(420)
Total deferred tax liabilities	$(4,930)	$(6,446)
Net deferred tax liability	$(4,013)	$(6,199)

We assess available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. As of December 31, 2025, we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

As of December 31, 2025, we had U.S. federal net operating loss carryovers ("NOLs") of $79.1 million that may be used indefinitely and various state NOLs that will expire at different times. Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

We had an ownership change and as a result certain federal and state NOLs were limited pursuant to Section 382 of the Internal Revenue Code (the "Code"). This limitation has been accounted for in calculating our available NOL carryforwards.

The change in the valuation allowance was comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Valuation allowance, at beginning of year	$38,616	$22,658
Increases in valuation allowance recorded through earnings	7,290	15,798
Increases in valuation allowance not recorded through earnings	(365)	160
Valuation allowance, at end of year	$45,541	$38,616

The income taxes paid (net of refunds received) was comprised of the following (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Federal taxes	$47	$(152)
States taxes:
California	32	(89)
Texas	(32)	56
Other state jurisdictions	(18)	(31)
Foreign taxes:
Canada	(770)	615
Netherlands	698	(1,216)
Other foreign jurisdictions	—	8
Total cash taxes paid	$(43)	$(809)

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

On January 27, 2022, we entered into a Tax Receivable Agreement ("TRA") with certain of the then-existing members of System1 Holdings that provides for the payment by us of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of System1 Holdings resulting from any redemptions or exchanges of LLC interests, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA. We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.

As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, we determined that certain payments to the TRA parties related to unrealized tax benefits under the TRA are no longer probable and estimable. Based on this assessment, we reduced our TRA liability as of December 31, 2025, to zero, and recognized a gain of $5.3 million within our consolidated statements of operations for the year ended December 31, 2025. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

8.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a data cloud platform service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of December 31, 2025, we remain contractually obligated to spend $1.2 million towards this commitment.

As of December 31, 2025, we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities. See Note 5, Leases for additional information regarding lease commitments.

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

In September 2025, certain lenders (the "Lenders") under our Credit Agreement, dated January 27, 2022 (the "Credit Agreement"), filed a lawsuit in the Supreme Court of the State of New York (the "New York Loan Matter") alleging (i) breach of contract against certain named subsidiaries of the Company that are parties to the Credit Agreement related to the corporate reorganization transactions undertaken by us in August 2024 to better align its corporate entity structure with its reportable business segments (the "Corporate Reorg Transactions"), (ii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with certain transactions undertaken by the Company related to the sale of its Total Security business in November 2023 (the "Total Security Transactions") and (iii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with the Corporate Reorg Transactions. Concurrently with the filing of the New York Loan Matter, the same Lenders under our Credit Agreement filed a lawsuit in California Superior Court (Los Angeles County) (the "California Matter" and, together with the New York Loan Matter, the "Creditor Lawsuits") alleging intentional and constructive fraudulent transfer against Openmail2, LLC, an entity controlled by our co-founders ("Openmail2") and certain trusts established for the benefit of the co-founders families (the "Co-founder Trusts") which are significant shareholders of the Company in connection with certain arm’s-length negotiated loans that Openmail2 and the Co-founder Trusts extended to certain subsidiaries of the Company in fiscal year 2023 (the "Affiliate Loans") and which were repaid with a portion of the proceeds of the Total Security sale. In November 2025, the Creditor Lawsuits were consolidated into an amended complaint filed in U.S. District Court for the Southern District of New York, setting forth the same allegations against the same parties as those set forth in the Creditor Lawsuits, since the Lawsuits principally relate to the same allegations and underlying transactions. Our subsidiaries that were parties to the Affiliate Loans agreed to indemnify Openmail2 and the Co-founder Trusts for any third-party claims asserted against such parties in connection with extending the Affiliate Loans. We dispute all of the allegations set forth in the Creditor Lawsuits, deny any liability related thereto and intend to defend ourselves vigorously against the allegations and claims set forth therein. We have not accrued a loss related to the Creditor Lawsuits, as a loss is not currently probable and a loss, or range of loss, is not reasonably estimable.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2025 or December 31, 2024, respectively.

9.Debt, Net

We entered into a term loan ("Term Loan") and revolving facility ("Revolving Facility" and, together with the Term Loan, "Credit Agreement") with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The Revolving Facility provided for borrowing availability of up to $50.0 million. As of December 31, 2025, there was principal of $260.1 million outstanding on the Term Loan. Through December 31, 2025, $5.0 million of the Term Loan is payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in July 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the Revolving Facility exceeds 35% of the $50.0 million Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The Credit Agreement has certain financial and nonfinancial covenants, including the "springing" leverage ratio covenant. The Credit Agreement also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with the financial covenants under the Term Loan as of December 31, 2025.

The interest rate on the Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. During 2024 we did not have any borrowings from the Revolving Facility and as of December 31, 2024 we had $50.0 million available on the Revolving Facility. During the fourth quarter of 2025, we borrowed $50.0 million under the Revolving Facility and the balance outstanding at December 31, 2025 was $50.0 million, presented within current liabilities. We were in compliance with the financial covenants under the Revolver Facility as of December 31, 2025.

Reorganization

On August 1, 2024, we undertook a corporate reorganization, the result of which was that all of the assets and business operations of the Company are now held by System1 Holdings, LLC ("System1 Holdings"), a newly formed intermediate holding company of which we maintain the controlling interest and in which the non-controlling interest is owned by the holders of our Class C common stock. Following the corporate reorganization, (a) System1 Holdings now owns 100% of S1 Holdco, LLC ("S1 Holdco"), the previous intermediate holding company with the non-controlling interests, and 100% of S1 Media, LLC (“S1 Media”), another new subsidiary formed in connection with the corporate reorganization, (b) S1 Media holds the assets and business operations associated with our Products businesses, which include CouponFollow, Startpage and MapQuest, and our acquisition marketing platform and (c) S1 Holdco holds our assets related to our Marketing businesses. System1 Holdings holds our remaining assets and business operations. S1 Holdco and its subsidiaries remain obligors and guarantors under our Term Loan and Revolving Facility, and System1 Holdings and S1 Media are not parties thereto.

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	December 31, 2025	December 31, 2024
Term Loan[1,2]	$255,117	$271,523
Revolving Facility	50,000	—
Total debt, net	$305,117	$271,523
_______________
[1] Includes unamortized discount of $4.7 million and $8.1 million, and unamortized loan fees of $0.3 million and $0.4 million, as of December 31, 2025, and December 31, 2024, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of the Term Loan was $192.5 million as of December 31, 2025.

During 2024, we completed the repurchase of $64.9 million in principal amount of our Term Loan for an aggregate purchase price of $41.6 million (at discount of 64.12% of its par value). We used available cash on hand to fund the repurchases. Our gain on the repurchase was approximately $20.1 million before fees and expenses incurred. There were no repurchases of principal of our Term Loan during 2025.

As of December 31, 2025, future minimum principal payments on long-term debt were as follows (in thousands):

2026	$30,000
2027	230,090
Total future minimum principal payment	260,090
Less: current portion	(30,000)
Long-term portion	$230,090

10.Net Loss Per Share

For the years ended December 31, 2025 and 2024, the basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	For the Year Ended
	December 31, 2025	December 31, 2024
Basic and diluted net loss per share
Net loss attributable to System1, Inc.	$(8.32)	$(10.74)
Numerator:
Net loss attributable to System1, Inc.	$(65,345)	$(74,673)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	7,854	6,955

Shares of Class C common stock, RSUs, Stock Appreciation Rights ("SARs") and Warrants outstanding for the years ended December 31, 2025 and 2024, are considered potentially dilutive of the shares of Class A common stock and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the periods presented in the table above, a total of 16.8 million Warrants and 0.5 million vested SARs were excluded from the computation of net loss per share as the impact was anti-dilutive. For the year ended December 31, 2025, we excluded 2.0 million SARs as they are contingently issuable based on certain performance conditions, which are not achieved as of December 31, 2025. See Note 13, Stock-Based Compensation, for additional details.

11.Segment Reporting

We previously managed our business across two operating and reportable segments: the monetization of end-users acquired directly by us to our websites and products ("Owned & Operated Advertising"), and the monetization of end-users acquired by our Network Partners ("Partner Network"). In the second quarter of 2025, we had an internal organizational change that resulted in a change in how we manage our businesses. We combined the management of our Partner Network business with the portion of our Owned and Operated Advertising activities related to paid traffic acquisition via advertising costs and direct agency fees ("Marketing") and separately manage our CouponFollow, Startpage and MapQuest businesses which primarily acquire end-users organically ("Products"). This resulted in a change to our operating and reportable segments. We now have two operating and reportable segments: Marketing and Products. All prior year information in the tables below have been revised retrospectively to reflect the change to our reportable segments.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), in deciding how to allocate resources and assess performance. Our Chief Executive Officer, who is considered to be our CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. The CODM measures and evaluates reportable segments based on segment adjusted gross profit. The CODM evaluates both potential future, as well as historical budget to actual variances, adjusted gross profit by segment on a quarterly basis to determine the allocation of capital for acquisition marketing, as well as technical and personnel resources. Adjusted gross profit is also used to determine variable compensation expense for certain employees. We have not presented segment assets as our CODM does not regularly use segment assets to evaluate or measure segment performance or allocate resources.

The tables below include the following operating expenses that are not allocated to the reportable segments presented to our CODM, such as other cost of revenue (total cost of revenue excluding traffic acquisition cost and agency fees), salaries and benefits, selling, general and administrative expenses and, at times, certain other transactions or adjustments. The CODM does not consider these expenses for the purposes of making decisions to allocate resources among segments or to assess segment performance, however these costs are included in reported consolidated net loss before income tax and are included in the reconciliation that follows.

The following table summarizes revenue, segment cost of revenue and segment adjusted gross profit by reportable segments (in thousands):

	For The Year Ended December 31, 2025
	Marketing	Products	Total
Revenue	$172,889	$93,240	$266,129
Less: segment cost of revenue	101,403	5,537	106,940
Segment adjusted gross profit	$71,486	$87,703	$159,189
Other cost of revenue			58,794
Salaries and benefits			92,747
Selling, general, and administrative			69,688
Interest expense, net			27,556
Gain on extinguishment of tax receivable agreement liability			(5,253)
Gain on extinguishment of debt			—
Change in fair value of warrant liabilities			(275)
Loss before income tax			$(84,068)

	For The Year Ended December 31, 2024
	Marketing	Products	Total
Revenue	$263,388	$80,537	$343,925
Less: segment cost of revenue	179,918	3,939	183,857
Segment adjusted gross profit:	$83,470	$76,598	$160,068
Other cost of revenue			58,745
Salaries and benefits			113,512
Selling, general, and administrative			76,412
Interest expense, net			31,562
Gain on extinguishment of debt			(20,109)
Change in fair value of warrant liabilities			(2,386)
Loss before income tax			$(97,668)

The following table summarizes revenue by geographic region (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
United States	$262,959	$333,069
Other countries	3,170	10,856
Total revenue	$266,129	$343,925

Concentrations

The following tables illustrate the concentrations as a percentage of total revenue and total accounts receivable for our key Advertising Partners:

Concentration of revenue from key Advertising Partners

	For the Year Ended
	December 31, 2025	December 31, 2024
Google	67%	78%

Concentration of accounts receivable from key Advertising Partners

	December 31, 2025	December 31, 2024
Google	38%	56%
Microsoft	7%	8%
Yahoo	10%	7%

As of December 31, 2025, we had two paid search advertising partnership agreements with Google, and one paid search advertising partnership agreement with Microsoft. One of the Google agreements is in effect through September 30, 2027, and the Google agreement that originally was scheduled to remain in effect through February 28, 2027 was terminated for convenience by Google effective as of February 10, 2026. The agreement with Microsoft (our next largest Advertising Partner by revenue) is in effect through December 31, 2026. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.

12.Stockholders' Equity

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

Reverse Stock Split

On June 10, 2025, we filed a certificate of amendment (the "Reverse Stock Split Amendment") to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the Class A and Class C common stock and warrants (the "Reverse Stock Split"), which became effective at 5:01 p.m. Eastern Time on June 11, 2025. The Reverse Stock Split Amendment does not reduce the number of authorized shares of Class A and Class C common stock which remains at 500,000,000 and 25,000,000, respectively, and does not change the par value of the common stock, which remains at $0.0001 per share. Additionally, our outstanding equity-based awards and other outstanding equity rights were proportionately adjusted. No fractional shares were issued in connection with the Reverse Stock Split. The Reverse Stock Split was effective for purposes of trading on the New York Stock Exchange as of the opening of business on June 12, 2025. Accordingly, all share and per share amounts of common stock for all periods presented in these audited consolidated financial statements and related notes have been retroactively adjusted to give effect to the Reverse Stock Split.

Repurchase Program

In August 2022, we announced that our Board of Directors authorized up to $25 million for the repurchase of our Class A common stock and Warrants ("2022 Repurchase Program").

During the year ended December 31, 2025, we repurchased 0.1 million shares of our Class A common stock with a fair value of $0.6 million, including commissions and did not repurchase any of our Warrants. During the year ended December 31, 2024, we did not repurchase Class A common stock or Warrants. The amount outstanding under the 2022 Repurchase Program as of December 31, 2025 is $23.3 million.

13.Stock-Based Compensation

We are authorized to issue and/or grant restricted stock, restricted stock units, stock options, stock appreciation rights, and other stock-based and cash-based awards under our 2022 Incentive Award Plan ("2022 Plan"). During the year ended December 31, 2025, 2.3 million grant awards were reserved and authorized for issuance and/or grant under the 2022 Plan. In addition, the number of underlying shares authorized for grant under the 2022 Plan are subject to increase each year on January 1, equal to the lesser of (a) a number of shares equal to 2.5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the compensation committee of the board of directors. On January 1, 2026, the number of shares authorized and reserved for grant under the 2022 Plan was increased by 0.2 million shares in accordance with the foregoing provision of the 2022 Plan.

We recorded the following stock-based compensation expenses for equity-classified awards included within salaries and benefits in the consolidated statement of operations (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Stock-based compensation expense	$11,312	$15,763

As described in Note 2, Summary of Significant Accounting Policies, the Replacement Awards continue to vest over the original vesting schedule of the original underlying awards. We recognized stock-based compensation expense for the Replacement Awards of $0.2 million and $2.2 million during the years ended December 31, 2025 and 2024, respectively. The Replacement Awards fully vested during 2025.

The following summarizes RSU activity during the year:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 31, 2024	593	$20.84
Granted	2,106	$6.98
Vested	(409)	$21.69
Forfeited	(145)	$11.41
Nonvested at December 31, 2025	2,145	$7.70

The weighted average grant date fair value per share for the restricted stock units granted during the year ended December 31, 2024 was $14.20. The weighted average grant date fair value per share for the 0.4 million restricted stock units vested during the year ended December 31, 2024 was $45.50.

At December 31, 2025, we had unrecognized stock-based compensation relating to restricted stock units of approximately $13.9 million, which is expected to be recognized over a weighted-average period of 1.20 years.

Stock Appreciation Rights

During the year ended December 31, 2024, we adopted the 2024 SAR Plan. The maximum number of Class A common stock that may be issued pursuant to awards of Stock Appreciation Rights ("SARs") granted under the 2024 Plan ("Awards") is 2.4 million SARs. The pre-modified SARs would vest in four equal tranches upon achieving trailing twelve month Adjusted EBITDA performance thresholds of $50.0 million, $60.0 million, $70.0 million, and $80.0 million. The term of each Tranche shall not exceed four, five, six and seven years, respectively.

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

In July 2024, we granted 2.2 million SARs. Each Award is subject to the employee's continued service through the applicable vesting date (as defined in the SAR Plan).

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

At the modification date, we used the Hull-White I binomial lattice option pricing model to estimate the grant date fair value of each SARs award granted under the 2024 Plan. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is equal to the remaining term. Volatility is based on a blend of the historical volatility of our common stock and the peer-leveraged volatility. The following table sets forth the key assumptions used to determine the fair value:

Input
Risk-free interest rate	3.87% - 4.11%
Term (in years)	3.06 - 6.06
Volatility factor	84.27% - 97.65%
Dividend yield	0.00%

A summary of our SARs activity is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,195	$4.38	5	$—
Granted	94	6.83
Exercised	(5)	4.38
Forfeited	(279)	4.38
Outstanding at December 31, 2025	2,005	4.50	4.5
Exercisable at December 31, 2025	514

Expected to vest at December 31, 2025	—	$4.50	4.5	$—

The weighted average grant date fair value for SARs granted during the years ended December 31, 2025 and 2024, was $6.83 and $4.38, respectively.

For the year ended December 31, 2025, we recognized $3.5 million stock-based compensation expense, including $0.3 million of incremental expense as a result of the Modification, within equity for the Tranche I awards which vested on May 30, 2025. As of December 31, 2025, we determine it is not probable we would achieve the performance conditions of Tranche II before the fifth anniversary grant date of the award and reversed $0.8 million stock-based compensation expense recognized to date. As of December 31, 2025, we determined it was not probable we would achieve the performance conditions of Tranche III and IV before the sixth and seventh anniversary dates. During the year ended December 31, 2025, an immaterial number of SARs were exercised.

14.Related Party Transactions

On April 28, 2025, we entered into a securities purchase agreement with a founders' family foundation to sell 450,000 unregistered shares of our Class A common stock, at a price of $5.00 per share for aggregate proceeds of $2.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Throughout the year ended December 31, 2025, we undertook remediation measures related to previously reported material weaknesses in internal control over financial reporting. We completed these remediation measures in the quarter ended December 31, 2025, including testing of the design and concluding on the operating effectiveness of the related controls.

Specifically, we undertook the following remediation measures:

1.Assessed the need of additional senior level accounting personnel with applicable technical accounting knowledge, training, and experience in accounting matters, and hired the appropriately skilled resources.
2.We enhanced the design of controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls ensuring appropriate segregation of duties;
3.Engaged an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission;
4.We enhanced the design of controls to address the financial reporting risks over the accounting for dispositions, acquisitions and other complex, non-routine transactions, including controls over the preparation and review of accounting memoranda addressing these matters, valuations and key assumptions utilized in the valuations, allocation of goodwill reporting units, tax impacts, and ongoing recording of the financial statement results of the acquired businesses;

5.We enhanced the design of formal accounting policies with periodic reviews, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, business performance reviews, foreign exchange gains/losses for intercompany transactions, appropriate determination of asset groups for impairment consideration and classification and presentation of accounts and disclosures, including the statement of cash flows.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data" herein.

2. Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown in the consolidated financial statements of the notes thereto.

3. Exhibits
Exhibits required to be filed as part of this report are:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1(a)	Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021

2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.1(c)	Amendment No. 2 to the Business Combination Agreement, dated January 10, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/20/2022

2.1(d)	Amendment No. 3 to the Business Combination Agreement, dated January 25, 2022, by and among S1 Holdco, LLC, a Delaware limited liability company, System1 SS Protect Holdings, Inc., a Delaware corporation and the other parties signatory thereto.	8-K	001-39331	10.1	1/26/2022

2.2	Share Purchase Agreement, dated November 30, 2023, by and among System1, Inc., Orchid Merger Sub II, LLC, Sonic Newco, LLC, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	2.1	12/4/2023

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2	Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

3.3	Amendment to the System1, Inc. Certificate of Incorporation	8-K	001-39331	3.1	6/14/2024

3.4	Amendment to the System1, Inc. Certificate of Incorporation	8-K	001-39331	3.1	6/11/2025

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39331	4.2	6/6/2023

10.1^	System1, Inc. 2022 Incentive Award Plan	8-K	001-39331	10.2	2/20/2022

10.2	Conditional Consent, Waiver and Acknowledgement, dated as of August 30, 2022, by and among System1, Inc., Protected.net Group Limited and Just Develop It Limited.	8-K	001-39331	10.1	8/30/2022

10.3#	Credit and Guaranty Agreement, dated as of January 27, 2022, among Orchid Finco LLC, System1 Midco, LLC, Orchid Merger Sub II, LLC and the subsidiaries from time to time party thereto, S1 Holdco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	10-K	001-39331	10.7	6/6/2023

10.4	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.5	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	6/22/2020

10.6	Form of Indemnification Agreement and Advancement Agreement	8-K	001-39331	10.4	3/2/2022

10.7^	Employment Agreement, dated as of June 15, 2023, between Tridivesh Kidambi and System1, LLC.	8-K	001-39331	10.1	6/22/2022

10.8	Form of Stockholders Agreement	S-4/A	333-260714	10.3	12/16/2021

10.9	First Amendment to Conditional Consent, Waiver and Acknowledgement	10-K	001-39331	10.18	6/6/2023

10.10	Second Amendment to Conditional Consent, Waiver and Acknowledgement, dated as of November 30, 2023, by and among System1, Inc., Total Security Limited, Just Develop It Limited, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	10.1	12/4/2023

10.11	System1, Inc. 2024 Stock Appreciation Rights Plan	8-K	001-39331	10.1	6/11/2024

10.12	First Amendment to System1, Inc. 2024 Stock Appreciation Rights Plan	10-Q	001-39331	10.3	8/8/2024

19.1	Insider Trading Policy	10-K	001-39331	10.26	3/15/2024

21.1	Subsidiaries of Registrant					X

23.1	Consent of Deloitte & Touche LLP					X

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1*	Policy for Recovery of Erroneously Awarded Compensation.					X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this 11th day of March, 2026.

SYSTEM1, INC.
Date:	March 11, 2026	By:	/s/ Michael Blend
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

Signature	Title	Date

/s/ Michael Blend	Chief Executive Officer, Director	March 11, 2026
Michael Blend	(Principal Executive Officer)

/s/ Tridivesh Kidambi	Chief Financial Officer	March 11, 2026
Tridivesh Kidambi	(Principal Financial and Accounting Officer)

/s/ John Civantos	Director	March 11, 2026
John Civantos

/s/ Caroline Horn	Director	March 11, 2026
Caroline Horn

/s/ Moujan Kazerani	Director	March 11, 2026
Moujan Kazerani

/s/ Tanmay Kumar	Director	March 11, 2026
Tanmay Kumar

/s/ Taryn Naidu	Director	March 11, 2026
Taryn Naidu

/s/ Charles Ursini	Director	March 11, 2026
Charles Ursini