Form 10-K/A
period 2025-12-31
System1, Inc.
filed 2026-04-30
CIK 1805833

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report of System1, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2025 (this “Amendment No. 1”), which was initially filed with the U.S. Securities and Exchange Commission on March 11, 2026 (the “Original Report”), is being filed to amend Item 10. “Directors, Executive Officers and Corporate Governance”, Item 11. “Executive Compensation”, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Item 14. “Principal Accountant Fees and Services” of Part III of the Original Report. As previously announced in the Original Report, the information required by the listed Items would be incorporated by reference to the registrant’s proxy statement relating to its annual meeting of stockholders to be filed by April 30 2026. Since the Company does not currently expected to file its definitive proxy statement by April 30, 2026, we are hereby amending Item 11, 12, 13, and 14 of the Original Report to include the required disclosures for the listed Items in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, Item 15 of Part IV has been amended solely to include a new certification by our principal executive officer and principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial and accounting officer are filed with this Amendment No. 1 as Exhibit 31.1 and Exhibit 31.2, respectively. We are not including the certificates required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as otherwise expressly noted herein, this Amendment No.1 does not modify or update in any way the Original Report, nor does it reflect events occurring after the filing of the Original Report. Accordingly, this Amendment No.1 should be read in conjunction with the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Directors and Executive Officers
Directors

The following table and biographical information sets forth certain information about all the members of our Board of Directors.

Name	Age	Term Expires	Position	Director Since
Michael Blend	58	2026	Chairman and Chief Executive Officer	2013
Charles Ursini	50	2027	Director, President and Chief Operating Officer	2024
Caroline Horn	55	2026	Director	2022
Taryn Naidu	47	2026	Director	2023
Tanmay Kumar	36	2027	Director	2023
Moujan Kazerani	49	2027	Director	2022
John Civantos	57	2027	Director	2022

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

Tanmay Kumar has served as a member of our Board of Directors since August 2023. Mr. Kumar has over 12 years of investment and financial experience, and is currently an investment analyst and managing partner of East Prospect LP. Prior to East Prospect, Mr. Kumar was an investment professional and Partner at Bridgeport Partners and a Principal on the investment team at Motive Partners. Prior to Motive Partners, Mr. Kumar was an investment professional at Wafra, Inc., in the Alternative Investments Division. Prior to Wafra, Mr. Kumar was an investment professional at Phillips Academy Andover in the school’s Investment Office. Mr. Kumar serves as an advisor to Jiko Group, Inc., a technology company that owns and operates an OCC-chartered national bank and a registered broker-dealer. Mr. Kumar received a bachelor of arts in economics from New York University and is a CFA charterholder. We believe Mr. Kumar is qualified to serve on the System1 Board of Directors because of his extensive financial and investing experience.

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

John Civantos has been a member of our Board of Directors since February 2022. Mr. Civantos has been a Managing Partner at Grove Point Capital since September 2022. Prior to Grove Point Capital, Mr. Civantos was a Senior Partner at Avance Investment Management from April 2022 to May 2025. From August 2020 to March 2022, Mr. Civantos served as Co-Head of Private Capital Group at MSD Partners, L.P. Prior to MSD Partners, Mr. Civantos served as a Managing Partner and was a member of the Investment Committee at Court Square Capital Partners, a U.S. middle market private equity firm, where he worked from April 2004 to March 2019. At Court Square Capital Partners, Mr. Civantos was primarily involved in the firm’s efforts investing in the Business Services and Technology sectors. Mr. Civantos received his BA from Duke University and his MBA from the Wharton School of the University of Pennsylvania. He also holds an M.A. in International Affairs from the Johns Hopkins School of Advanced International Studies. We believe Mr. Civantos is qualified to serve on the System1 Board of Directors because of his extensive financial and investing experience.

Executive Officers

Below is biographical information for each of our current executive officers, other than Michael Blend and Charles Ursini (whose biographical information is shown under “Information About Our Directors” on page 1) as of April 1, 2026. Each executive officer serves at the discretion of the Board of Directors and the Chief Executive Officer.

Name	Age	Position
Michael Blend	58	Chief Executive Officer and Chairman
Charles Ursini	50	President & Chief Operating Officer, Director
Brian Coppola	53	Chief Ad Operations Officer
Tridivesh Kidambi	44	Chief Financial Officer
Elizabeth Sestanovich	62	Chief People Officer
Daniel Weinrot	52	General Counsel and Corporate Secretary

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
Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders during the fiscal year ended December 31, 2025, were filed within the requisite filing deadline.

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
Director Independence
New York Stock Exchange (“NYSE”) listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board has considered information provided by the directors and management with regard to the business and personal activities, relationships and related party transactions of each director. Our Board has determined that Mmes. Horn and Kazerani and Messrs. Civantos, Kumar and Naidu are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
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
Attendance at Meetings
During the year ended December 31, 2025, our Board of Directors met four (4) times, and acted by unanimous written consent seven (7) times. Each member of the Board of Directors attended at least 75 percent of the meetings of our Board of Directors and the meetings of any of our board committees on which each member of the Board of Directors served that were held during the term of each such director. Our Board of Directors and each of the board committees also acted by way of various unanimous written consents during the year ended December 31, 2025. In addition, the compensation committee, the audit committee and the Board of Directors met, at times, without management present in executive session.
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
The current composition of each board committee is set forth below.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Michael Blend *
Charles Ursini
Tanmay Kumar	C
Moujan Kazerani	✓	C
Catherine Horn			C
John Civantos			✓
Taryn Naidu	✓	✓
_______________
✓    Member

C    Chairperson
*    Chairman of the Board
Audit committee
Our audit committee consists of Tanmay Kumar, Moujan Kazerani and Taryn Naidu, with Mr. Tanmay Kumar serving as chair. Rule 10A-3 of the Exchange Act and the NYSE rules require that our Audit Committee be composed entirely of independent members.Our Board of Directors has affirmatively determined that Messrs. Kumar and Naidu, and Mrs. Kazerani each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our Audit Committee also meets the financial literacy requirements of NYSE listing standards. In addition, our Board of Directors has determined that Mr. Kumar qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Further, Mr. Kumar has attended our audit committee meetings and served as an advisor since the inception of his Board tenure in 2023. Our audit committee held four (4) meetings in 2025 and acted by unanimous written consent two (2) times.
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
Compensation committee
Our compensation committee consists of Moujan Kazerani and Taryn Naidu, with Ms. Kazerani serving as chair. Our board of directors has determined that each of the compensation committee members is a non-employee member of our board of directors as defined in Rule 16b-3 under the Exchange Act. The composition of our compensation committee meets the requirements for independence under the current NYSE rules and current SEC rules and regulations. Decisions regarding the compensation of our executive officers have historically been made by the compensation committee. Our compensation committee held four (4) meetings in 2025 and acted by unanimous written consent three (3) times.
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
Nominating and corporate governance committee
Our nominating and corporate governance committee consists of Caroline Horn and John Civantos, with Ms. Horn serving as chair. The composition of our nominating and governance committee meets the requirements for independence under the current NYSE rules and current SEC rules and regulations. Our nominating and corporate governance committee held four (4) meetings in 2025 and acted by unanimous written consent one (1) time.
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
The nominating and corporate governance committee will consider nominees for the Board of Directors who are recommended by other interested parties, including our stockholders who meet the eligibility requirements for submitting stockholder proposals for inclusion in the Company’s next proxy statement. If an interested party, including eligible stockholder wishes to recommend a nominee, he or she should submit such recommendation in writing to the Chair, nominating and corporate governance committee, c/o Corporate Secretary of the Company, System1, Inc. 4235 Redwood Avenue, Los Angeles, California 90066, by the deadline for stockholder proposals set forth in the Company’s last proxy statement, specifying the information required by the nominating and corporate governance committee charter. All such recommendations will be brought to the attention of the nominating and corporate governance committee, and the nominating and corporate governance committee shall evaluate such director nominees in accordance with the same criteria applicable to the evaluation of all director nominees.
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
Stockholder Engagement
Management and directors engage with interested parties generally, including our stockholders, throughout the year in a variety of forums. Our interactions cover a broad range of governance and business topics, including proxy access, board elections, compensation practices, peer group composition and business strategy. Our engagement activities and meaningful exchanges to which we have been exposed provide us with a valuable understanding of our shareholders’ perspectives and an opportunity to share views with them. We look forward to maintaining an open line of dialogue with all interested parties, including our stockholders.
We encourage you to visit the Governance area of the “Investors” section of our website (https://ir.system1.com/governance/governance-documents/default.aspx) where you will find detailed information about our corporate governance practices and policies, including our nominating and corporate governance committee charter.
Communications with Directors
Interested parties, including our stockholders, who would like to send communications to our Board of Directors, any board committee or to any individual director may do so by submitting such communications to Corporate Secretary, c/o System1, Inc., 4235 Redwood Avenue, Los Angeles, California 90066. We suggest, but do not require, that such submissions include the name and contact information of the interested party, including identifying whether such interested party is a current stockholder, when making the submission and a description of the matter that is the subject of the communication. The Corporate Secretary will then distribute such information to our Board of Directors for review. Communications received by the Company may be reviewed by the Corporate Secretary to ensure appropriate and careful review of the matter.
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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2025 Summary Compensation Table” below. In 2025, our “named executive officers” and their positions were as follows:

•Michael Blend, Chief Executive Officer
•Charles Ursini, Chief Operating Officer
•Tridivesh Kidambi, Chief Financial Officer
•Marc Mezzacca, President, CouponFollow

Messrs. Blend and Ursini did not receive any cash compensation from us during 2025 or 2024.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael Blend	2025	—	—	601,490	—	34,843	636,333
Chief Executive Officer	2024	—	—	2,355,541	—	32,812	2,388,353
Charles Ursini	2025	450,000	—	2,994,365	—	29,974	3,474,339
Chief Operating Officer	2024	—	—	2,355,541	—	21,678	2,377,219
Tridivesh Kidambi	2025	450,000	142,135	612,967	211,800	34,057	1,450,959
Chief Financial Officer	2024	450,000	303,508	800,551	150,000	31,794	1,735,853
Marc Mezzacca	2025	300,000	—	90,050	9,123,003	36,001	9,549,054
President, CouponFollow	2024	35,568	—	2,448,709	41,512	34,019	2,559,808
_______________

(1)For fiscal year 2025, amounts reflect (i) for Mr. Kidambi, three spot bonuses totaling $142,135 paid in recognition of his performance throughout the year.
(2)For fiscal year 2025, amounts reflect (i) for Mr. Blend, the incremental fair market value of the modified stock appreciation rights granted in 2024 and modified in 2025 (ii) for Mr. Ursini, the incremental fair market value of the modified stock appreciation rights granted in 2024 modified in 2025 and the grant-date fair market value of restricted stock units granted in 2025 (iii) for Mr. Kidambi, the incremental fair market value of the modified stock appreciation rights granted in 2024 and modified in 2025 and the grant-date fair market value of restricted stock units and stock appreciation rights granted in 2025, and (iv) for Mr. Mezzacca, the grant-date fair market value of stock appreciation rights granted in 2025. For additional information on the amounts described in this subscript 2, see “Stock Awards” below.
(3)For fiscal year 2025, amounts reflect (i) for Mr. Kidambi, an annual bonus of $211,800 based on our 2024 operating and financial performance, including our annual adjusted EBITDA performance, as well as individual performance and (ii) for Mr. Mezzacca, the cash settlement of fixed and performance-based earnouts in connection with the Company’s acquisition of CouponFollow in 2022. For additional information on the amounts described in this subscript 3, see “2025 Cash Incentive Compensation” below.
(4)For fiscal year 2025, all other compensation consisted of (i) for Messrs. Blend and Ursini, Company payment of their health and welfare benefit plan premiums and (ii) for Mr. Kidambi, an employer-match contribution to our 401(k) plan in the amount of $21,000; a fitness stipend in the amount of $180; and Company payment of his health and welfare benefit plan premiums in the amount of $12,877 and (iii) for Mr. Mezzacca, Company payment of his health and welfare benefit plan premiums in the amount of $34,843; and a technology stipend of $1,158.

2025 Salaries

Each of our named executive officers (other than Mr. Blend) receive a base salary to compensate for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting and accounting for the executive’s skill set, experience, role and responsibilities. The aggregate base salary amounts earned by our named executive officers for 2025 are set forth above in the Summary Compensation Table in the column entitled “Salary”. Effective April 8, 2025, Mr. Ursini's base salary was $450,000. Mr Kidambi's base salary during fiscal year 2025 was $450,000. Effective May 1, 2025, Mr. Mezzacca’s base salary was increased to $300,000.

2025 Cash Incentive Compensation

2025 Annual Cash Incentive Compensation

Mr. Kidambi is eligible to earn an annual cash incentive under our annual incentive program targeted at $300,000 based on our operating and financial performance, including our annual adjusted EBITDA performance, as well as individual performance. Messrs. Blend, Ursini and Mezzacca do not currently (and did not in 2025) participate in our annual cash incentive program. Based on the Company’s and Mr. Kidambi’s performance against these metrics during fiscal year 2025, Mr. Kidambi received an annual bonus of $202,800 for fiscal year 2025 under our annual incentive program, which amount was paid to Mr. Kidambi in the first quarter of 2026.

One-Time Bonuses

During fiscal year 2025, Mr. Kidambi received a discretionary cash bonus in the amount of $142,135, which was paid in three equal installments over the course of the year in order to reward Mr. Kidambi’s extraordinary efforts during 2025 and provide additional incentive in light of the decline in value of certain other non-cash incentives previously awarded to Mr. Kidambi.

Transaction Bonus

On February 28, 2025, Mr. Mezzacca received a cash award of $2,901,681 as payment in respect of a portion of the fixed earnout and $6,219,072 as payment in respect of a portion of the performance-based earnout due in connection with the Company’s acquisition of CouponFollow in March 2022, which award was issued pursuant to the System1, Inc. Earn-out Inducement Equity Incentive Plan approved in connection with the CouponFollow acquisition. Mr Mezzacca received a cash award of $8,806,304 as payment in respect of the final portion of the performance-based earnout in the first quarter of 2026. See Note 6 – Accrued Expenses and Other Current Liabilities to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the securities and exchange commission on March 11, 2026 for more information on the earnouts.

Stock Awards

On June 10, 2025, the stock appreciation rights granted to Messrs.. Blend, Ursini, and Kidambi in 2024 were amended and repriced after stockholder approval. See Note 13 – Stock-Based Compensation to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the securities and exchange commission on March 11, 2026 for more information on the modification.

On July 29, 2025, Messrs. Kidambi and Mezzacca were granted 20,000 stock appreciation right awards. The awards will vest based on our achievement of Adjusted EBITDA performance targets defined in the 2024 stock appreciation rights plan and amendments, and is subject to the applicable executive’s continued service through the applicable vesting date.

Additionally, on July 29, 2025, Messrs. Ursini and Kidambi were granted 337,500 and 50,000 restricted stock unit awards, respectively. The awards will vest based on our achievement of Adjusted EBITDA performance targets defined in the 2024 stock appreciation rights plan and amendments, and is subject to the applicable executive’s continued service through the applicable vesting date.

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
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards held by Messrs. Blend, Ursini, Kidambi and Mezzacca as of December 31, 2025:

		Stock Awards
Name and Grant Date	Type of Award	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael Blend
7/1/2024	SARs-Tranche II			62,500	$158,750
7/1/2024	SARs-Tranche III			62,500	191,875
7/1/2024	SARs-Tranche IV			62,500	200,000
Total				187,500	$550,625
Charles Ursini
7/1/2024	SARs-Tranche II			62,500	$158,750
7/1/2024	SARs-Tranche III			62,500	191,875
7/1/2024	SARs-Tranche IV			62,500	200,000
7/29/2025	RSU (3)	337,500	$1,323,000
Total		337,500	$1,323,000	187,500	$550,625
Tridivesh Kidambi
5/10/2022	RSU (4)	625	$2,450
7/18/2024	RSU (3)	4,189	16,421
7/1/2024	SARs-Tranche II			17,500	$44,450
7/1/2024	SARs-Tranche III			17,500	53,725
7/1/2024	SARs-Tranche IV			17,500	56,000
7/29/2025	SARs-Tranche II			5,000	19,550
7/29/2025	SARs-Tranche III			5,000	25,400
7/29/2025	SARs-Tranche IV			5,000	26,200
7/29/2025	RSU (3)	50,000	196,000
Total		54,814	$214,871	67,500	$225,325
Marc Mezzacca
7/29/2025	SARs-Tranche II			5,000	$19,550
7/29/2025	SARs-Tranche III			5,000	25,400
7/29/2025	SARs-Tranche IV			5,000	26,200
Total				15,000	$71,150
_______________
(1)Amounts shown were determined by multiplying the number of shares or units shown in the table by the closing price of our common stock on December 31, 2025 (the last trading day of our last completed fiscal year) of $3.92 per share.
(2)Amounts shown for the 7/1/2024 SARs Grant were determined by multiplying the number of awards shown in the table by the modified fair market value of the SARs on June 10, 2025 (the date of the modification) of $2.54 for Tranche II, $3.07 for Tranche III, and $3.20 for Tranche IV. Amounts shown for the 7/29/2025 SARs Grant were determined by multiplying the number of awards shown in the table by the grant-date fair market value of the SARs on July 29, 2025 of $3.91 for Tranche II, $5.08 for Tranche III, and $5.24 for Tranche IV.
(3)Represents restricted stock units that are scheduled to vest (or did vest, as applicable) as to (i) thirty-three percent (33%) on the first anniversary of the vesting commencement date and (ii) one-eight (1/8th) of the remaining RSUs vest on each quarterly anniversary of the vesting commencement date thereafter, in each case, subject to the executive’s continued service through the applicable vesting date.
(4)Represents restricted stock units that are scheduled to vest (or did vest, as applicable) as to (i) five percent (5%) on the first anniversary of the vesting commencement date, (ii) eleven and one-quarter percent (11.25%) on the next four (4) quarterly anniversaries of the vesting commencement date, and (iii) six and one-quarter percent (6.25%) on the next eight (8) quarterly anniversaries of the vesting commencement date thereafter, in each case, subject to the executive’s continued service through the applicable vesting date.
Executive Compensation Arrangements
During 2025, we were parties to employment agreements with Messrs. Kidambi and Mezzacca, the terms of which are summarized below. Messrs. Blend and Ursini were not party to an employment agreement with us during 2025.
Charles Ursini Compensation Arrangement

We are (and were during 2025) party to a compensation arrangement with Mr. Ursini, pursuant to which Mr. Ursini serves as our Chief Operating Officer. Mr. Ursini's compensation arrangement sets forth the initial terms and conditions of his employment, including his base salary.

Tridivesh Kidambi Employment Agreement

We are (and were during 2025) party to an employment agreement with Mr. Kidambi, pursuant to which Mr. Kidambi serves as our Chief Financial Officer. Mr. Kidambi’s employment agreement sets forth the initial terms and conditions of his employment, including his initial base salary and signing bonus. Under his employment agreement, if Mr. Kidambi’s employment with us is terminated without “cause” (as defined therein) or by Mr. Kidambi for “good reason” (as defined therein), he will be eligible for the following severance benefits: (i) continued payment of his then-current base salary for 3 months and (ii) company-subsidized COBRA premiums for up to 6 months.

Marc Mezzacca Employment Agreement

We are (and were during 2025) party to an employment agreement with Mr. Mezzacca, pursuant to which Mr. Mezzacca serves as our President, CouponFollow. Mr. Mezzacca’s employment agreement sets forth the initial terms and conditions of his employment, including his initial base salary. Under his employment agreement, if Mr. Mezzacca’s employment with us is terminated without “cause” (as defined therein) or by Mr. Mezzacca for “good reason” (as defined therein), he will be eligible for the following severance benefits: (i) a severance payment of $125,000 payable over 6 months, and (ii) company-subsidized COBRA premiums for up to 6 months. Mr. Mezzacca’s employment plan also references the earnout in connection with the Company’s acquisition of CouponFollow. On September 6, 2023, in connection with the modification of a holdback payment due to the sellers of CouponFollow, the Company modified Mr. Mezzacca’s employment plan with respect to certain conditions to the earnout. Please see Note 6 – Accrued Expenses and Other Current Liabilities to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the securities and exchange commission on March 11, 2026 for more information on the earnout.

Pay versus performance

We are a “smaller reporting company” and have elected to provide in this Proxy Statement certain scaled disclosures permitted under the Exchange Act for smaller reporting companies. Under the scaled disclosure obligations, we are not required to provide, among other things, a Compensation Discussion and Analysis, a compensation committee report and certain other tabular and narrative disclosure related to executive compensation, tabular list of financial performance measures, and the table below (i) only includes the requisite information for two years, and (ii) does not include information with respect to peer total stockholder return ("TSR").

We refer to all the named executive officers covered in the PVP Table below, collectively, as the “PVP NEOs.” The PVP Table also provides information about the results for certain measures of financial performance during those same Covered Years. In reviewing this information, we believe you should consider:

•The information in columns (b) and (d) of the PVP Table comes directly from this year’s Summary Compensation Table, without adjustment, calculated in the manner as required under SEC rules for such table;

•As required by the SEC’s PVP rules, we describe the information in columns (c) and (e) of the PVP Table as “compensation actually paid” (or “CAP”) to the applicable PVP NEOs. However, we believe these CAP amounts do not entirely reflect the final compensation that our NEOs actually earned for their service in the Covered Years, respectively. Instead, in accordance with the SEC’s PVP rules the amounts represent a combination of realized pay (primarily for cash amounts and equity that vested in the applicable Covered Year) and realizable or accrued pay as of the last day of the applicable Covered Year (primarily for equity awards that are unvested or vested but unexercised). As a result, we urge investors to use caution when evaluating CAP amounts, as they are calculated in a manner different than any information that we may have presented before; and

•As required by the SEC’s PVP rules, we provide information in the PVP Table below about generally accepted accounting principles ("GAAP") net income results prepared in accordance with (the “External Measures”) during the Covered Years.

Year	Summary compensation table total for Principal Executive Officer ("PEO") (1)	Compensation actually paid to PEO (1) (2)	Average summary compensation table total for Non-PEO NEO's (1)	Average compensation actually paid to Non-PEO NEO's (1) (2)	Value of initial fixed $100 investment	Net Loss (4)
2025	636,333	(301,310)	4,824,784	4,219,242	$17.57	$(81,193,000)
2024	2,388,353	375,743	2,224,293	88,798	$40.26	$(97,298,000)

(1) The PEO and the non-PEO NEOs for each year are as follows:
•Michael Blend (PEO)
•Charles Ursini (Non-PEO)
•Tridivesh Kidambi (Non-PEO)
•Marc Mezzacca (Non-PEO)

(2) The dollar amounts reported in the “Compensation Actually Paid to PEO” column represent the amount of “compensation actually paid” to the PEO, as computed in accordance with SEC rules. The dollar amounts do not reflect the actual amount of compensation earned by or paid to the PEO during the applicable year. In accordance with SEC rules, the following adjustments were made to total compensation to determine the compensation actually paid to the PEO:

Year	Summary compensation table total for PEO	Less: Summary compensation table reported value of equity awards (a)	Plus: Equity award adjustments (b)	Equals: Compensation actually paid to PEO
2025	636,333	601,490	(336,153)	(301,310)
2024	2,388,353	2,355,541	342,931	375,743

(a) Represents the aggregate grant-date fair value of equity awards as reported in the “Option Awards” columns in the “Summary Compensation Table” for the applicable year.
(b) The equity award adjustments for each applicable year were as set forth in the table below. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Year end fair value of outstanding and unvested equity awards granted in the covered year	Year over year change in fair value of outstanding and unvested equity awards granted in prior years	Vesting date fair value of equity awards granted in the covered year that vested in the covered year	Change in fair value of equity awards granted in prior years that vested in the covered year (from prior year end to vesting date)	Fair value at the end of the prior year of equity awards that failed to vest in the covered year	Value of dividend equivalents accrued or other Earnings paid on stock awards not otherwise reflected in fair value	Total equity award adjustments
2025	—	(66,253)	—	(140,703)	129,197	—	(336,153)
2024	342,931	—	—	—	—	—	342,931

The dollar amounts reported in the “Average Compensation Actually Paid to Non-PEO NEOs” column represent the average amount of “compensation actually paid” to the NEOs as a group (excluding the PEO), as computed in accordance with SEC rules. The dollar amounts do not reflect the actual amount of compensation earned by or paid to the NEOs (excluding the PEO) during the applicable year. In accordance with the SEC rules, the following adjustments were made to average total compensation for the NEOs as a group (excluding the PEO) or each year to determine the compensation actually paid:

Year	Average reported summary Compensation Table total for Non-PEO NEOs	Less: Summary compensation table average reported value of equity awards	Plus: Average equity award adjustments (c)	Equals: Average compensation actually paid to Non-PEO NEOs
2025	4,824,784	1,232,461	626,919	4,219,242
2024	2,224,293	1,868,267	(267,228)	88,798

(c) The amounts deducted or added in calculating the total average equity award adjustments are as follows (figures in columns other than “Total Average Equity Award Adjustments” are rounded to the nearest dollar):

Year	Average year end fair value of outstanding and unvested equity awards granted in the covered year	Average year over year change in fair value of outstanding and unvested equity awards granted in prior years	Vesting date fair value of equity awards granted in the covered year that vested in the covered year	Average change in fair value of equity awards granted in prior years that vested in the covered year (from prior year end to vesting date)	Average fair value at the end of the prior year of equity awards that failed to vest in the covered year	Value of dividend equivalents accrued or other Earnings paid on stock awards not otherwise reflected in fair value	Total average equity award adjustments
2025	917,369	(28,268)	6,292	(60,033)	208,441	—	626,919
2024	174,001	—	—	—	441,229	—	(267,228)

(3) In calculating the “compensation actually paid” amounts reflected in these columns, the fair value or change in fair value, as applicable, of the equity award adjustments included in such calculations was computed in accordance with FASB ASC Topic 718. The valuation assumptions used to calculate such fair values did not materially differ from those disclosed at the time of grant.
(4) Represents the amount of net loss reflected in the Company’s audited GAAP financial statements for each applicable fiscal year. The Company’s net comprehensive loss for the years ended December 31, 2025 and 2024 was approximately $80,841,000 and $97,798,000, respectively.

One objective of the “Pay Versus Performance Table” is to illustrate how performance-based features in our executive compensation program operate to index pay to performance. As further explained below, we believe that the table reflects an alignment of compensation actually paid with the decline in the Company’s performance.

Compensation Actually Paid versus Company Net Loss

As outlined in the table, decreases in the compensation values for our PEO and non-PEO NEOs occurred from 2024 through 2025, while the net losses decreased for same period. The decrease in compensation actually paid from 2024 to 2025 is primarily the result of the structuring of the compensation arrangements for the PEO and non-PEO During 2025, the value of stock awards decreased significantly. As such, there was a reduction in their compensation actually paid. We are primarily focused on shareholder value creation and, accordingly, we have not historically used net income (loss) as a performance measurement in our executive compensation. Therefore, while the Board of Directors monitors our net income (loss), we do not currently believe there is a meaningful relationship between our net loss and compensation actually paid to our NEOs during the periods presented.

2025 Director Compensation

The following individuals served as our non-employee directors in 2025: Ryan Caswell, John Civantos, Dexter Fowler, Caroline Horn, Moujan Kazerani, Tanmay Kumar, Frank Martire, Jennifer Prince and Taryn Naidu. Mr. Fowler and Ms. Prince voluntarily resigned from our Board of Directors effective April 2025, and Messrs. Caswell and Martire voluntarily resigned from our Board of Directors effective December 2025 and January 2026, respectively. We maintain a Non-Employee Director Compensation Program, which was amended and restated for the one-year period following the Company’s 2025 annual meeting of stockholders, the terms of which are further discussed below under “—Director Compensation Program”.
Pursuant to the Amended and Restated Non-Employee Director Compensation Program, we paid cash retainers payable quarterly in arrears for service on the board and on the various committees of the board (described in further detail below), and we also awarded restricted stock units covering shares of our Class A Common Stock to our non-employee directors during fiscal year 2025 (i) upon their re-election to the Board (in the case of our Class III Directors, including Messrs. Caswell, Civantos and Kumar) at the Company’s annual meeting of shareholders held in June 2025 and (ii) in connection with their continued service on the Board (in the case of our non-employee Class I and Class II Directors, including Mses. Horn and Kazerani and Messrs. Blend, Naidu and Ursini). Twenty-five percent of the restricted stock units subject to each such award vested commencing on September 15, 2025 and each quarterly anniversary thereafter through June 15, 2026, subject to the applicable non-employee director’s continued service through the applicable vesting date. On April 15, 2025, Mr. Dexter Fowler and Ms. Jennifer Prince voluntarily resigned from the Board and the Board sized was reduced from eleven directors to nine directors. On December 1, 2025, Mr. Ryan Caswell and on January 9, 2026, Mr. Frank Martire voluntarily resigned from the Board.
The table below summarizes the value of the compensation we paid to our non-employee directors during the year ended December 31, 2025, all of which was paid in the form restricted stock units awarded under the Company’s Amended and Restated Non-Employee Director Compensation Program:

Name	Stock Awards (1)	Fees Earned or Paid In Cash (2)	Total
John Civantos	$93,300	$40,000	$133,300
Dexter Fowler (3)	93,300	30,000	123,300
Caroline Horn	93,300	45,000	138,300
Moujan Kazerani	93,300	70,000	163,300
Tanmay Kumar	93,300	80,000	173,300
Frank Martire (4)	93,300	30,000	123,300
Taryn Naidu	93,300	60,000	153,300
Jennifer Prince (3)	93,300	30,000	123,300
Ryan Caswell (3)	93,300	30,000	123,300
__________________

(1)Amounts reflect the full grant-date fair value of restricted stock units granted during 2025 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our directors in Note 13 - Stock-Based Compensation to our annual consolidated financial statements.
(2)Amounts reflect the full cash compensation granted including committee fees, rather than the amounts paid to or realized by the named individual.
(3)Renounced their non-employee director positions in 2025.
(4)Renounced their non-employee director positions in 2026.
The aggregate unvested restricted stock units held as of December 31, 2025 by each non-employee director who was serving as of December 31, 2025 were as follows: John Civantos - 7,500; Caroline Horn - 7,500; Moujan Kazerani - 7,500; Tanmay Kumar - 7,500; Frank Martire - 7,500; and Taryn Naidu - 7,500.
Additionally, we reimbursed our non-employee directors for their reasonable expenses incurred in attending meetings of the Board and its committees, as well as for certain expenses incurred in connection with attending corporate governance programs.
Director Compensation Program
Commencing with the Company’s annual stockholders meeting in 2025, eligible directors are entitled to receive cash and equity compensation for their service on the Board under the Amended and Restated Non-Employee Director Compensation Program as follows:

1.Annual Equity Awards. The Company will grant an award of restricted stock units in an amount equal to $120,000 divided by the greater of (i) the closing price of the Company’s common stock on the Effective Date or the date of the Annual Meeting (as applicable) or (ii) $10.00 per share to each eligible director who is serving on the Board as of the date of the Company’s annual stockholders meeting or who is initially elected or appointed to serve on the Board at such annual meeting and, in either case, who will continue to serve on the Board immediately following such annual meeting.
2.Initial Equity Awards. For eligible directors initially elected or appointed to serve on the Board after the Company’s annual stockholders meeting (and other than on the date of an annual meeting), the Company will grant an award of restricted stock units in an amount equal to $150,000, multiplied by a fraction, (a) the numerator of which is the difference between 365 and the number of days from the immediately preceding annual stockholders meeting date through the appointment or election date and (b) the denominator of which is 365, divided by the greater of (i) the closing price of the Company's common stock on the Effective Date or the date of the Annual Meeting (as applicable) or (ii) $10.00 per share.
3.Annual Cash Retainer. The Company will pay to each eligible director who is serving on the Board as of the date of the Company’s annual stockholders meeting or who is initially elected or appointed to serve on the Board at such annual meeting and, in either case, who will continue to serve on the Board immediately following such annual meeting shall be entitled to receive a cash retainer of $60,000 per annum payable quarterly in arrears.
4.Initial Cash Retainer. For eligible directors initially elected or appointed to serve on the Board after the Company’s annual stockholders meeting (and other than on the date of an annual meeting), the Company shall be entitled to receive a cash retainer of $60,000 multiplied by a fraction, (a) the numerator of which is the difference between 365 and the number of days from the immediately preceding annual stockholders meeting date through the appointment or election date and (b) the denominator of which is 365 per annum, payable quarterly in arrears over the remaining term until the next annual stockholders meeting.
5.Committee Cash Retainers. The Company shall pay to eligible directors serving on a committee of the Board additional cash retainers as follows (prorated for any partial year of service):
1.Audit Committee Cash Retainer. An eligible director who serves as Chairperson of the Audit Committee shall be entitled to receive a cash retainer of $50,000 for such service and an eligible director serving as a member of the Audit Committee (other than the Chairperson) shall be entitled to receive an additional cash retainer of $20,000 for such service.
2.Compensation Committee Cash Retainer. An eligible director who serves as Chairperson of the Compensation Committee shall be entitled to receive a cash retainer of $20,000 for such service and an eligible director serving as a member of the Compensation Committee (other than the Chairperson) shall be entitled to receive an additional cash retainer of $10,000 for such service.
3.Nominating and Corporate Governance Committee Cash Retainer. An eligible director who serves as Chairperson of the Nominating and Corporate Governance Committee shall be entitled to receive a cash retainer of $15,000 for such service and an eligible director serving as a member of the Nominating and Corporate Governance Committee (other than the Chairperson) shall be entitled to receive an additional cash retainer of $10,000 for such service.
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
All awards of the Amended and Restated Non-Employee Director Compensation Program will be granted under, and shall be subject to the terms and provisions of, the Award Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information known to us with respect to beneficial ownership of our common stock as of April 15, 2026 for (i) each member of our Board, (ii) each holder of 5.0% or greater of our common stock, (iii) our Named Executive Officers and executive officers, and (iv) all executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options, restricted stock units or other equity awards that are exercisable or vest within 60 days following April 15, 2026 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that stockholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares beneficially owned is based on 8,151,316 shares of Class A Common Stock and 1,788,758 shares of Class C Common Stock outstanding as of April 15, 2026 . Except as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares of Class A Common Stock†	Class A Common Stock Beneficial Ownership Percentage	Voting Power Percentage††
Directors and Executive Officers
Michael Blend (1)	3,500	*	*
Brian Coppola (2)	57,112	*	*
Tridivesh Kidambi (3)	168,239	2.0%	1.7%
Beth Sestanovich (4)	42,458	*	*
Daniel Weinrot (5)	25,479	*	*
Charles Ursini (6)	117,277	*	*
John Civantos (7)	95,733	*	*
Caroline Horn (8)	37,417	*	*
Moujan Kazerani (9)	47,609	*	*
Tanmay Kumar (10)	35,196	*	*
Taryn Naidu (11)	38,560	*	*
All Directors and Executive Officers (11 Individuals)	668,580	8.0%	6.7%

Greater than 5% Holders
The Blend Family Foundation (12)	579,644
Stanley Blend (13)	1,156,047	11.6%	11.6%
CEE Holdings Trust (14)	1,402,025	14.1%	14.1%
Kenloch Holdings LLC (15)	2,344,482	23.6%	23.6%
__________________
*Represents beneficial ownership of less than 1%.
†Represents shares of Class A Common Stock that the stockholders shown (i) beneficially own as of April 15, 2026 or (ii) have the right to acquire within 60 days upon exercise or vesting of (a) warrants, stock options, RSUs and other equity awards held by the stockholder or (b) the stockholder’s redemption right of any Class B Units in System1 Holdings held by such stockholder as described in the immediately subsequent footnote below. The shares included in this column are deemed to be outstanding in calculating the percentage ownership of Class A Common Stock of such stockholder, but are not deemed to be outstanding as to any other stockholder.
††Includes shares that the stockholders shown have the right to acquire as of April 15, 2026 or within 60 days thereafter as described in immediately preceding footnote above. Assumes redemption of all Class B Units by all members of System1

Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company) for shares of Class A Common Stock, which would have resulted in an additional 1,788,758 shares of Class A Common Stock outstanding as of April 15, 2026 . Holders of Class B Units of System1 Holdings are entitled to have their Class B Units of System1 Holdings exchanged or redeemed for Class A Common Stock on a one-for-one basis or, at the election of the Company, a cash payment in an amount per Class B Unit of System1 Holdings redeemed and calculated based on the volume weighted average market price of a share of Class A Common Stock at the time of redemption. The Class B Units of System1 Holdings do not have voting rights, but holders of Class B Units of System1 Holdings own a corresponding number of shares of Class C Common Stock of the Company, which have voting rights and vote together with the shares of Class A Common Stock.
(1)Consists of 3,500 Public Warrants exercisable for 3,500 shares of Class A Common Stock at an exercise price of $111.50 per share. Excludes: 554,507 shares of Class A Common Stock and 25,137 Class A Common Stock issuable upon the exchange or redemption of 25,137 Class B Units of System1 Holdings (and the corresponding shares of Class C Common Stock of the Company), in each case, directly held by The Blend Family Foundation. Excludes (i) 49,629 shares of Class A Common Stock held by OpenMail2. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof, and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2.
(2)Consists of (i) 23,638 shares of Class A Common Stock and 33,474 shares of Class A Common Stock issuable upon the exchange or redemption of 33,474 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company) held directly by Mr. Coppola.
(3)Consists of (i) 94,419 shares of Class A Common Stock and 68,783 shares of Class A Common Stock issuable upon the exchange or redemption of 68,783 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held directly by Mr. Kidambi and (iii) 5,037 shares of Class A Common Stock held by Mr. Kidambi’s spouse (who is also an employee of the Company). Excludes (i) 49,629 shares of Class A Common Stock held by OpenMail2. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof, and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2.
(4)Consists of (i) 16,937 shares of Class A Common Stock and 25,521 shares of Class A Common Stock issuable upon the exchange or redemption of 25,521 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by Ms. Sestanovich.
(5)Consists of (i) 14,543 shares of Class A Common Stock and 10,936 shares of Class A Common Stock issuable upon the exchange or redemption of 10,936 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company) held by Mr. Weinrot.
(6)Consists of (i) 31,500 shares of Class A Common Stock held directly by Mr. Ursini, (ii) 10,779 shares of Class A Common Stock and 29,476 shares of Class A Common Stock issuable upon exchange or redemption of 29,476 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held by FGL Labs, LLC, of which Mr. Ursini is the sole managing member. Excludes (i) 49,629 shares of Class A Common Stock held by OpenMail2 and (ii) 8,677 shares of Class A Common Stock and 36,845 shares of Class A Common Stock issuable upon exchange or redemption of 36,845 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held by the Ursini Childrens Trust, a trust established for the benefit of Mr. Ursini’s children. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof, and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2.
(7)Consists of (i) 74,422 shares of Class A Common Stock held directly by Mr. Civantos, (ii) 3,750 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder, (iii) 10,000 Public Warrants exercisable for 10,000 shares of Class A Common Stock at an exercise price of $111.50 per share held directly by Mr. Civantos and (iv) 7,561 shares of Class A Common Stock securities held by the John Civantos 2011 Family Trust, which shares held by such trust Mr. Civantos disclaims beneficial interest in such securities except to any pecuniary interest therein.
(8)Consists of (i) 33,667 shares of Class A Common Stock held directly by Ms. Horn and (ii) 3,750 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder.
(9)Consists of (i) 36,539 shares of Class A Common Stock held directly Ms. Kazerani, (ii) 3,750 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder, (iii) 2,050 shares of Class A Common Stock and 4,070 shares of Class A Common Stock issuable upon exercise of 4,070 Public Warrants, in each case, held directly by Mr. Kazerani, the spouse of Ms. Kazerani and (iv) 1,200 shares of Class A Common Stock held by Ms. Kazerani’s in-laws, over which shares Ms. Kazerani’s spouse has voting and dispositive power pursuant to a power of attorney granted to him.
(10)Consists of (i) 31,446 shares of Class A Common Stock held directly by Mr. Kumar and (ii) 3,750 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder.
(11)Consists of (i) 34,810 shares of Class A Common Stock held directly by Mr. Naidu and (ii) 3,750 shares of Class A Common Stock issuable within 60 days from unvested RSUs granted to the stockholder.
(12)Consists of 554,507 shares of Class A Common Stock and 25,137 shares of Class A Common Stock issuable upon exchange or redemption of 25,137 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C

Common Stock of the Company) held by the Blend Family Foundation. The directors of The Blend Family Foundation are Michael Blend, Sandra Blend and Stanley Blend.
(13)Consists of (i) 250,000 shares of Class A Common Stock and 447,714 shares of Class A Common Stock issuable upon exchange or redemption of 447,714 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, directly held by Lone Star Friends Trust, over which Mr. Blend is the trustee with sole voting and dispositive power, (ii) 151,761 shares of Class A Common Stock and 75,137 shares of Class A Common Stock issuable upon exchange or redemption of 75,137 Class B Units of System1 Holdings (and the corresponding shares of Class C Common Stock of the Company) directly held by the Dante Jacob Blend Trust, for which Mr. Blend is the trustee with sole voting and dispositive power, (iii) 151,762 shares of Class A Common Stock and 75,137 shares of Class A Common Stock issuable upon exchange or redemption of 75,137 Class B Units of System1 Holdings (and the corresponding shares of Class C Common Stock of the Issuer) directly held by the Nola Delfina Blend Trust, for which Mr. Blend is the trustee with sole voting and dispositive power, and (iv) 45,367 shares of Class A Common Stock directly held by Mr. Blend in his individual capacity. Excludes 554,507 shares of class A Common Stock and 25,137 shares of Class A Common Stock issuable upon the exchange or redemption of 25,137 Class B Units of System1 Holdings (and the corresponding shares of Class C Common Stock of the Company), in each case, directly held by The Blend Family Foundation. The directors of The Blend Family Foundation are Michael Blend, Sandra Blend and Stanley Blend.
(14)Consists of (i) 919,564 shares of Class A Common Stock and 341,526 shares of Class A Common Stock issuable upon exchange or redemption of 341,526 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held by CEE Holdings Trust and (ii) 140,935 Public Warrants exercisable for 140,935 shares of Class A Common Stock at an exercise price of $111.50 per share held by CEE Holdings Trust. With respect to shares of Class A Common Stock securities held (or have the right to be acquired) by CEE Holdings Trust, Mr. Ursini disclaims beneficial interest in such securities except to any pecuniary interest therein. Excludes (i) 49,629 shares of Class A Common Stock held by OpenMail2 and (ii) 8,677 shares of Class A Common Stock and 36,846 shares of Class A Common Stock issuable upon exchange or redemption of 36,846 Class B Units of System1 Holdings (and cancellation of the corresponding shares of Class C Common Stock of the Company), in each case, held by the Ursini Childrens Trust, a trust established for the benefit of Mr. Ursini’s children. OpenMail2 is jointly controlled by Michael Blend, Charles Ursini and Tridivesh Kidambi as members of the board of managers thereof, and they may be deemed to jointly control the voting and dispositive power over the shares held by OpenMail2.
(15)Consists of 2,344,482 shares of Class A Common Stock held directly by Kenloch Holdings. Kenloch Holdings is controlled by Michael Blend, as the designated Manager, on behalf of the other Members of Kenloch Holdings, which include the Blend Family Foundation, CEE Holdings Trust, Messrs. Civantos and Naidu, TK Squared Family Trust (a trust established for the benefit of Mr. Kidambi and his spouse) and Mr. Marc Mezzacca.

Equity Compensation Plan Information

The following table provides information as of as of December 31, 2025, with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing compensation plans.1

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders	—	—	132,043
Equity compensation plans not approved by security holders	—	—	247,575
Totals	—	—	379,618
__________________
(1)Consists of shares available for future issuance under our 2022 Incentive Award Plan. The number of shares available for issuance under the 2022 Award Plan will be annually increased on January 1 of each calendar year (beginning in 2023 and ending in 2032) by an amount equal to the lesser of (i) 2.5% of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Compensation Committee of the Board of Directors.

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
Director Independence
New York Stock Exchange (“NYSE”) listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board has considered information provided by the directors and management with regard to the business and personal activities, relationships and related party transactions of each director. Our Board has determined that Mmes. Horn and Kazerani and Messrs. Civantos, Kumar and Naidu are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

Our audit committee has selected Deloitte to serve as our independent registered public accounting firm to audit the consolidated financial statements of System1, Inc. for the fiscal year ending December 31, 2025. Deloitte has served as our auditor since 2024. A representative of Deloitte is expected to be present virtually at the annual meeting to respond to appropriate questions and make a statement if he or she so desires.

The following table sets forth the aggregate fees billed to the Company by the current independent registered public accounting firm, Deloitte for the fiscal years ended December 31, 2025 and December 31, 2024, respectively:

Fee Category	2025	2024
Audit Fees (1)	$1,711,003	$1,304,460
Tax Fees (2)	21,151	1,057,454
All Other Fees (3)	1,895	—
Total	$1,734,049	$2,361,914

(1)    Audit Fees consisted of professional services rendered for the audit of our annual consolidated financial statements; the review of our quarterly condensed consolidated financial statements; comfort letters, consents, and assistance with and review of other documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States). For the 2024 fiscal year, any fees related to our previous auditor were not included.
(2)    Tax fees consisted of fees for tax compliance, advice, and planning services and consisted primarily of restructuring advice, review of transfer pricing, and international tax advice related to equity compensation.
(3)    All Other Fees are related to license fees for accounting research software.

Pre-Approval of Audit and Non-Audit Services

The audit committee pre-approves all audit, audit-related, tax, and other services performed by our independent auditors. The audit committee pre-approves specific categories of services up to pre-established fee thresholds. Unless the type of service had previously been pre-approved, the audit committee must approve that specific service before the independent auditors may perform it. In addition, separate approval is required if the amount of fees for any pre-approved category of service exceeds the fee thresholds established by the audit committee. The audit committee has delegated to the chair of the committee pre-approval authority with respect to permitted services, provided that the chair must report any pre-approval decisions to the committee at its next scheduled meeting. All fees described above were pre-approved by the audit committee.

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

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned hereunto duly authorized, on this 30th day of April, 2026.

SYSTEM1, INC.
Date:	April 30, 2026	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer and Director
(Principal Executive Officer)