Form 10-Q
period 2026-03-31
System1, Inc.
filed 2026-05-12
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026 there were 8,150,474 shares of Class A common stock, $0.0001 par value per share, and 1,788,758 shares of Class C common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$51,514	$86,887
Restricted cash, current	500	1,243
Accounts receivable, net	53,257	57,289
Prepaid expenses and other current assets	6,468	4,061
Total current assets	111,739	149,480
Restricted cash, non-current	379	379
Property and equipment, net	1,459	1,562
Internal-use software development costs, net	13,897	13,672
Intangible assets, net	101,358	148,089
Goodwill	82,407	82,407
Operating lease right-of-use assets	8,722	9,120
Other non-current assets	364	263
Total assets	$320,325	$404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,290	$22,016
Accrued expenses and other current liabilities	33,278	46,277
Operating lease liabilities, current	1,467	1,427
Debt, net	76,816	76,718
Total current liabilities	125,851	146,438
Operating lease liabilities, non-current	7,753	8,183
Long-term debt, net	221,648	228,399
Deferred tax liability	3,549	4,013
Other non-current liabilities	548	520
Total liabilities	359,349	387,553
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock $0.0001 par value; 500,000 shares authorized, 8,302 and 8,225 Class A shares issued as of March 31, 2026 and December 31, 2025, respectively	1	1
Class C common stock $0.0001 par value; 25,000 shares authorized, 1,813 and 1,813 Class C shares issued as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	880,302	878,859
Accumulated deficit	(894,746)	(847,679)
Accumulated other comprehensive loss	(222)	(157)
Treasury stock, at cost - 190 and 137 shares as of March 31, 2026 and December 31, 2025, respectively	(759)	(557)
Total stockholders' equity attributable to System1, Inc.	(15,424)	30,467
Non-controlling interest	(23,600)	(13,048)
Total stockholders' equity	(39,024)	17,419
Total liabilities and stockholders' equity	$320,325	$404,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$37,234	$74,513
Operating expenses:
Cost of revenue	13,860	46,077
Salaries and benefits	20,800	24,988
Selling, general, and administrative	16,789	16,574
Impairment of long-lived assets	36,822	—
Total operating expenses	88,271	87,639
Operating loss	(51,037)	(13,126)
Other expense:
Interest expense, net	6,629	7,085
Change in fair value of warrant liabilities	—	32
Total other expense, net	6,629	7,117
Loss before income tax	(57,666)	(20,243)
Income tax benefit	(75)	(387)
Net loss	(57,591)	(19,856)
Less: Net loss attributable to non-controlling interest	(10,524)	(3,973)
Net loss attributable to System1, Inc.	$(47,067)	$(15,883)

Basic and diluted net loss per share:	$(5.82)	$(2.14)

Weighted average number of shares outstanding - basic and diluted	8,090	7,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(57,591)	$(19,856)
Other comprehensive loss:
Foreign currency translation (loss) income	(79)	13
Comprehensive loss	(57,670)	(19,843)
Comprehensive loss attributable to non-controlling interest	(10,538)	(3,971)
Comprehensive loss attributable to System1, Inc.	$(47,132)	$(15,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Treasury Stock, at cost
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2025	8,225	$1	1,813	$—	137	$(557)	$878,859	$(847,679)	$(157)	$(13,048)	$17,419
Net loss	—	—	—	—	—	—	—	(47,067)	—	(10,524)	(57,591)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	77	—	—	—	—	—	(27)	—	—	(17)	(44)
Class A common stock repurchases	—	—	—	—	53	(202)	—	—	—	—	(202)
Other comprehensive loss	—	—	—	—	—	—	—	—	(65)	(14)	(79)
Stock-based compensation	—	—	—	—	—	—	1,470	—	—	—	1,470
Contribution from members	—	—	—	—	—	—	—	—	—	3	3
Balance at March 31, 2026	8,302	$1	1,813	$—	190	$(759)	$880,302	$(894,746)	$(222)	$(23,600)	$(39,024)

	Class A Common Stock		Class C Common Stock		Treasury Stock, at cost
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	7,365	$1	1,870	$—	—	$—	$863,041	$(782,335)	$(443)	$4,732	$84,996
Net loss	—	—	—	—	—	—	—	(15,883)	—	(3,973)	(19,856)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	120	—	—	—	—	—	33	—	—	(325)	(292)
Other comprehensive income	—	—	—	—	—	—	—	—	11	2	13
Stock-based compensation	—	—	—	—	—	—	2,766	—	—	44	2,810
Distribution to members	—	—	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	7,485	$1	1,870	$—	—	$—	$865,840	$(798,218)	$(432)	$468	$67,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(57,591)	$(19,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,129	20,477
Stock-based compensation	1,264	2,651
Impairment of long-lived assets	36,822	—
Amortization of debt issuance costs	846	911
Noncash lease expense	382	489
Change in fair value of warrant liabilities	—	32
Deferred tax benefits	(460)	(588)
Share-based compensation liabilities	—	806
Other, net	3	23
Changes in operating assets and liabilities:
Accounts receivable	4,033	1,156
Prepaid expenses and other current assets	(2,509)	(3,245)
Accounts payable	(7,726)	(2,760)
Accrued expenses and other current liabilities	(12,941)	(16,025)
Other non-current liabilities	(386)	(20)
Net cash used in operating activities	(26,134)	(15,949)
Cash Flows from Investing Activities
Purchases of property and equipment	—	(46)
Purchases of intangible asset	—	(275)
Capitalized software development costs	(2,175)	(1,227)
Net cash used in investing activities	(2,175)	(1,548)
Cash Flows from Financing Activities
Repayment of term loan	(7,500)	(5,000)
Taxes paid related to net settlement of stock awards	(44)	(292)
Contributions from (Distributions to) members, net	3	(12)
Repurchases of Class A common stock	(202)	—
Net cash used in financing activities	(7,743)	(5,304)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(64)	9
Net decrease in cash, cash equivalents and restricted cash	(36,116)	(22,792)
Cash, cash equivalents and restricted cash, beginning of the period	88,509	67,948
Cash, cash equivalents and restricted cash, end of the period	$52,393	$45,156
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$51,514	$43,913
Restricted cash	879	1,243
Total cash, cash equivalents and restricted cash	$52,393	$45,156
Supplemental cash flow information:
Cash paid for income taxes, net	$236	$286
Cash paid for interest	$6,315	$4,319
Stock-based compensation included in capitalized software development costs	$206	$159

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Description of Business

System1, Inc. and subsidiaries (the "Company", "we", "our" or "us") operates flagship internet utilities including CouponFollow, MapQuest, and Startpage.com, and a best-in-class marketing platform powered by artificial intelligence, enabling third party publishers ("Network Partners") to monetize and maximize the value of user traffic across a wide range of advertising category verticals.

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

Liquidity and Going Concern

We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

We have experienced declining cash flows and financial performance primarily as a result of reductions in Advertising Partners and overall consumer demand for our marketing services. As of March 31, 2026, we had cash and cash equivalents of $51.5 million and negative net working capital, which we define as current assets less current liabilities, of $14.1 million. We had an aggregate principal amount outstanding of $50.0 million under our revolving facility (as defined in Note 5, Debt, Net) with a maturity date of January 27, 2027, and $252.6 million of term debt outstanding on our term loan which matures in July 2027. Management determined, as a result of this evaluation, that our current cash and cash equivalents, net working capital position, and the upcoming maturity date of our revolving facility raise substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this filing.

Our plan is to continue exploring options of refinancing all of our debt obligations. Management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. There can be no assurance that we will be able to obtain financing that will provide us with sufficient liquidity to satisfy our revolving facility in January 2027 or our term loan in July 2027. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

Our condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements and related disclosures are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

X. Our condensed consolidated financial statements include the accounts of System1, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidation. Our fiscal year ends on December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 11, 2026.

In our opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026 or future operating periods.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that have had a material impact on our condensed consolidated financial statements and related notes.

On June 10, 2025, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the Class A and Class C common stock (the "Reverse Stock Split"). All share data and per share data amounts included in this Form 10-Q have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management's estimates are based on historical information available as of the date of the condensed consolidated financial statements and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

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

Concentrations

As of March 31, 2026, we had one paid search advertising partnership agreement with Google, and one paid search advertising partnership agreement with Microsoft. The agreement with Google (our largest Advertising Partner by revenue) is in effect through September 30, 2027. We had a second Google agreement that originally was scheduled to remain in effect through February 28, 2027, but was terminated for convenience by Google effective as of February 10, 2026. The agreement with Microsoft (our next largest Advertising Partner by revenue) is in effect through December 31, 2026. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

3.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

In the second quarter of 2025, as a result of organizational restructuring, we changed our identified segments and determined there are now two operating and reportable segments, Marketing and Products. There was no change to the Partner Network reporting unit. See Note 9, Segment Reporting, for further discussion of our operating and reportable segments. No impairment of goodwill was recognized in any of the periods presented. If revenue and gross profit performance deteriorate further, it is possible that there could be impairment of Goodwill in future periods in the Partner Network reporting unit. Goodwill was $82.4 million as of March 31, 2026 and December 31, 2025, all of which was attributable to the Partner Network reporting unit.

Internal-use Software Development Costs, Net and Intangible Assets, Net

During the first quarter of 2026, we significantly reduced our marketing activities for search monetization in our publishing business and performed an analysis of the carrying value of the long-lived assets in our Marketing asset group. The asset group was tested for recoverability using the undiscounted cash flows over the remaining useful life of the primary asset in the asset group. The estimated net cash flows were determined utilizing internal forecasts. If forecasted net cash flows were less than the carrying amount of the asset group, an impairment expense would be measured by comparing the fair value of the asset group to its carrying amount. The carrying amount of an individual asset in the group cannot be reduced below its fair value.

We concluded that the carrying amount of the Marketing asset group exceeded the undiscounted cash flows. Consequently, our Marketing asset group was no longer recoverable from future operations and we recognized an impairment to our Marketing asset group trademarks, the only asset in the group to which an impairment could be allocated under ASC 360. The impairment of long-lived assets expense was $36.8 million during the three months ended March 31, 2026, presented in our condensed consolidated statements of operations.

During the first quarter of 2026, we implemented measures to optimize and improve operating efficiency in response to changes in products offered by Advertising Partners. As a result of these actions, we incurred $2.2 million of one-time costs which were recorded during the three months ended March 31, 2026, presented within salaries and benefits expense in our condensed consolidated statements of operations. These actions impacted our publishing business by reducing future cashflows.

Internal-use software development costs and intangible assets consisted of the following (in thousands):

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$30,706	$(16,809)	$13,897
Intangible assets:
Developed technology	$196,403	$(196,390)	$13
Trademarks and trade names	163,973	(62,892)	101,081
Software	5,100	(5,100)	—
Customer relationships	2,900	(2,636)	264
Total	$368,376	$(267,018)	$101,358

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$28,325	$(14,653)	$13,672
Intangible assets:
Developed technology	$196,403	$(192,670)	$3,733
Trademarks and trade names	236,053	(92,250)	143,803
Software	5,100	(4,891)	209
Customer relationships	2,900	(2,556)	344
Total	$440,456	$(292,367)	$148,089

The internal-use software development costs include work in progress which is not being amortized of $4.6 million and $2.9 million as of March 31, 2026 and December 31, 2025, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization expense for internal-use software development	$2,156	$1,619
Amortization expense for intangible assets	$9,909	$18,651

Amortization expense was presented as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$4,908	$13,050
Selling, general, and administrative	$7,157	$7,220

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2026	December 31, 2025
Accrued revenue share	$18,156	$20,865
Accrued payroll and related benefits	8,358	7,552
Accrued marketing expenses	1,361	859
Shared-based compensation liability	424	13,408
Other current liabilities	4,979	3,593
Accrued expenses and other current liabilities	$33,278	$46,277

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

In the first quarter of 2026, we paid $10.9 million and $2.1 million in cash for the last performance-based portion of the award and the discretionary bonus, respectively. The remaining $0.4 million discretionary bonus will be settled at management's discretion.

5.Debt, Net

We entered into a term loan ("Term Loan") and revolving facility ("Revolving Facility" and, together with the Term Loan, "Credit Agreement") with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The Revolving Facility provided for borrowing availability of up to $50.0 million. As of March 31, 2026, there was principal of $252.6 million outstanding on the Term Loan. Through December 31, 2025, $5.0 million of the Term Loan was payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in July 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the Revolving Facility exceeds 35% of the $50.0 million Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the credit agreement) should not exceed 5.40. The Credit Agreement has certain financial and nonfinancial covenants, including the "springing" leverage ratio covenant. The Credit Agreement also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with the financial covenants under the Term Loan as of March 31, 2026.

The interest rate on the Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. During the fourth quarter of 2025, we borrowed $50.0 million under the Revolving Facility and the balance outstanding as of March 31, 2026 and December 31, 2025 was $50.0 million, presented within current liabilities. We were in compliance with the financial covenants under the Revolving Facility as of March 31, 2026.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	March 31, 2026	December 31, 2025
Term Loan [1]	$248,464	$255,117
Revolving Facility	50,000	50,000
Total debt, net [2]	$298,464	$305,117
_______________
[1] Includes unamortized discount of $3.9 million and $4.7 million and unamortized loan fees of $0.2 million and $0.3 million, as of March 31, 2026 and December 31, 2025, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of our debt was $229.3 million as of March 31, 2026.

6.Income Taxes

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

We recorded an immaterial income tax benefit for the three months ended March 31, 2026 and an income tax benefit of $0.4 million for the three months ended March 31, 2025. The effective tax rate was 0.1% for the three months ended March 31, 2026 and 2.0% for the three months ended March 31, 2025. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible expenses, the valuation allowance activity related to unrealizable deferred tax assets and outside basis adjustments. As of March 31, 2026, we had a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the three months ended March 31, 2026 and 2025, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement and there were no amounts due, respectively.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a data cloud platform service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of March 31, 2026, we have fulfilled our contractual obligation towards this commitment.

As of March 31, 2026, we had various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

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

In September 2025, certain lenders (the "Lenders") under our Credit Agreement, dated January 27, 2022 (the "Credit Agreement"), filed a lawsuit in the Supreme Court of the State of New York (the "New York Loan Matter") alleging (i) breach of contract against certain named subsidiaries of the Company that are parties to the Credit Agreement related to the corporate reorganization transactions undertaken by us in August 2024 to better align its corporate entity structure with its reportable business segments (the "Corporate Reorg Transactions"), (ii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with certain transactions undertaken by the Company related to the sale of its Total Security business in November 2023 (the "Total Security Transactions") and (iii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with the Corporate Reorg Transactions. Concurrently with the filing of the New York Loan Matter, the same Lenders under our Credit Agreement filed a lawsuit in California Superior Court (Los Angeles County) (the "California Matter" and, together with the New York Loan Matter, the "Creditor Lawsuits") alleging intentional and constructive fraudulent transfer against Openmail2, LLC, an entity controlled by our co-founders ("Openmail2") and certain trusts established for the benefit of the co-founders families (the "Co-founder Trusts") which are significant shareholders of the Company in connection with certain arm's-length negotiated loans that Openmail2 and the Co-founder Trusts extended to certain subsidiaries of the Company in fiscal year 2023 (the "Affiliate Loans") and which were repaid with a portion of the proceeds of the Total Security sale. In November 2025, the Creditor Lawsuits were consolidated into an amended complaint filed in U.S. District Court for the Southern District of New York, setting forth the same allegations against the same parties as those set forth in the Creditor Lawsuits, since the Lawsuits principally relate to the same allegations and underlying transactions. Our subsidiaries that were parties to the Affiliate Loans agreed to indemnify Openmail2 and the Co-founder Trusts for any third-party claims asserted against such parties in connection with extending the Affiliate Loans. We dispute all of the allegations set forth in the Creditor Lawsuits, deny any liability related thereto and intend to defend ourselves vigorously against the allegations and claims set forth therein. We have not accrued a loss related to the Creditor Lawsuits, as a loss is not currently probable and a loss, or range of loss, is not reasonably estimable.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2026 or December 31, 2025, respectively.

8.Net Loss Per Share

For the three months ended March 31, 2026 and 2025, basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic and diluted net loss per share
Net loss attributable to System1, Inc.	$(5.82)	$(2.14)
Numerator:
Net loss attributable to System1, Inc.	$(47,067)	$(15,883)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	8,090	7,439

Shares of Class C common stock, restricted stock units, Stock Appreciation Rights ("SARs") and Warrants outstanding for the three months ended March 31, 2026 and 2025, are considered potentially dilutive of the shares of Class A common stock and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the three months ended March 31, 2026, 16.8 million Warrants and 0.5 million vested SARs were excluded from the computation of net loss per share as their impact was anti-dilutive. Additionally, 1.3 million SARs were excluded as they are contingently issuable upon the achievement of certain performance conditions, which were not achieved as of March 31, 2026. For the three months ended March 31, 2025, 16.8 million Warrants were excluded from the computation of net loss per share as their impact was anti-dilutive. Additionally, 2.1 million SARs were excluded as they are contingently issuable upon the achievement of certain performance conditions, which were not achieved as of March 31, 2025. See Note 10, Stock-Based Compensation, for additional details.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table summarizes revenue, segment cost of revenue and segment adjusted gross profit by reportable segments (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Marketing	Products	Total	Marketing	Products	Total
Revenue	$18,391	$18,843	$37,234	$52,250	$22,263	$74,513
Less: segment cost of revenue	5,862	1,526	7,388	30,463	1,309	31,772
Segment adjusted gross profit	12,529	17,317	29,846	21,787	20,954	42,741
Other cost of revenue			6,472			14,305
Salaries and benefits			20,800			24,988
Selling, general, and administrative			16,789			16,574
Impairment of long-lived assets			36,822			—
Interest expense, net			6,629			7,085
Change in fair value of warrant liabilities			—			32
Loss before income tax			$(57,666)			$(20,243)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$36,601	$73,699
Other countries	633	814
Total revenue	$37,234	$74,513

10.Stock-Based Compensation

We are authorized to issue and/or grant restricted stock, restricted stock units, stock options, SARs, and other stock-based and cash-based awards under our 2022 Incentive Award Plan.

We recorded the following stock-based compensation expenses for equity-classified awards included within salaries and benefits in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$1,264	$2,651

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units

For the three months ended March 31, 2026 and 2025, we recognized stock-based compensation of $1.5 million and $2.3 million, respectively, within equity.

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

As of March 31, 2026, achievement of the performance conditions associated with Tranches II, III and IV before the fifth, sixth and seventh anniversary dates of the grant date, respectively, remains not probable. No stock-based compensation expense was recorded for the SARs for the three months ended March 31, 2026. For the three months ended March 31, 2025, we recognized $0.4 million in stock-based compensation expense within equity relating to Tranche I awards which vested during the third quarter of 2025. During the three months ended March 31, 2026 and 2025, no SARs were exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to "the Company," "System1," "we," "us," "our" and other similar terms refer to System1, Inc and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025. In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements." included in our Annual Report on Form 10-K.

Company Overview

We operate flagship internet utilities including CouponFollow, MapQuest, and Startpage.com, and a best-in-class marketing platform powered by artificial intelligence, enabling third party publishers ("Network Partners") to monetize and maximize the value of user traffic across a wide range of advertising category verticals.

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

Reverse Stock Split

On June 10, 2025, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of Class A and Class C common stock. All share data and per share data amounts included in this Form 10-Q have been retrospectively adjusted to reflect the effect of the reverse stock split.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of the business is Gross profit. To help assess performance with this key indicator, the revenue metrics we use are return on traffic acquisition cost ("RTAC"), Products sessions and Products revenue-per-session ("Products RPS"). In addition, we also use Adjusted Gross Profit and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful supplemental information to investors to better evaluate ongoing business performance. These measures are not, and should not be viewed as, a substitute for accounting principles generally accepted in the United States of America ("GAAP") financial measures. Refer to the "Revenue Metrics", "Adjusted Gross Profit" and "Adjusted EBITDA" sections below.

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

We recognize revenue as we deliver user-traffic to our Advertising Partners based on a cost-per-click, cost-per-action or cost-per-thousand impression basis. The payment terms with our Advertising Partners are generally 30 days.

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

Salaries and benefits. Salaries and benefits expenses consists of salaries, bonuses, stock-based compensation, and employee benefits costs.

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

Impairment of long-lived assets. Impairment of long-lived assets consists of the impairment of our general intangibles that are no longer recoverable from future operations.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations and our condensed consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	Percentage of Revenue	2025	Percentage of Revenue
Revenue	$37,234	100%	$74,513	100%
Operating expenses:
Cost of revenue	13,860	37%	46,077	62%
Salaries and benefits	20,800	56%	24,988	34%
Selling, general, and administrative	16,789	45%	16,574	22%
Impairment of long-lived assets	36,822	99%	—	—%
Total operating expenses	88,271	237%	87,639	118%
Operating loss	(51,037)	-137%	(13,126)	-18%
Other expense:
Interest expense, net	6,629	18%	7,085	10%
Change in fair value of warrant liabilities	—	—%	32	—%
Total other expense, net	6,629	18%	7,117	10%
Loss before income tax	(57,666)	-155%	(20,243)	-27%
Income tax benefit	(75)	—%	(387)	-1%
Net loss	(57,591)	-155%	(19,856)	-27%
Less: Net loss attributable to non-controlling interest	(10,524)	-28%	(3,973)	-5%
Net loss attributable to System1, Inc.	$(47,067)	-126%	$(15,883)	-21%
Percentages may not sum due to rounding

Revenue Metrics

The key non-financial performance metrics we use to evaluate our business, track the effectiveness of our operations and measure our performance are Revenue per AMP, the number of Products sessions and Products RPS.

Marketing

We define Active Marketing Partners ("AMP") as partners who monetize user traffic on our platform and generate revenue above a predetermined minimum per quarter. We define Revenue per AMP as GAAP Revenue from Marketing Partners divided by AMP. We believe Revenue per AMP is a relevant measure to evaluate our effectiveness and efficiency in deploying capital to acquire monetizable traffic to our Marketing segment.

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

Revenue

The following table presents our revenue by reportable segment (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	($)	(%)
Marketing	$18,391	$52,250	$(33,859)	-65%
Products	18,843	22,263	(3,420)	-15%
Total revenue	$37,234	$74,513	$(37,279)	-50%

Marketing

Marketing revenue decreased by $33.9 million, or 65% for the three months ended March 31, 2026 compared to the prior period, primarily due to the termination for convenience of our Adsense for Domains monetization arrangement with Google and the significant reduction in marketing activities for search monetization in our publishing business. For the three months ended March 31, 2026, compared to the prior period, AMP decreased by approximately 93 to 56 from 149, primarily due to the termination for convenience of our Adsense for Domains monetization arrangement with Google. Revenue per AMP increased by approximately $0.1 million to $0.2 million from $0.1 million.

Products

Products revenue decreased by $3.4 million, or 15%, for the three months ended March 31, 2026 compared to the prior period, primarily due to a change in mix shift from higher RPS sessions to lower RPS sessions. For the three months ended March 31, 2026, compared to the prior period, Products sessions increased by approximately 178.0 million to 653.7 million from 475.7 million while Products RPS decreased by approximately $0.02 to $0.03 from $0.05.

Cost of revenue

Cost of revenue decreased $32.2 million, or 70%, for the three months ended March 31, 2026 compared to the prior period primarily due to a decrease in advertising spend and agency fees which is correlated with the decrease in revenue. This was primarily related to the termination for convenience of our Adsense for Domains monetization arrangement with Google and a related significant reduction in marketing activities for search monetization in our publishing business.

Amortization expense for our platform recorded in cost of revenue decreased $8.1 million or 62% for the three months ended March 31, 2026 compared to the prior period primarily due to our developed technology reaching the end of its estimated useful life.

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

The following table presents our segment adjusted gross profit by reportable segment (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	($)	(%)
Marketing	$12,529	$21,787	$(9,258)	-42%
Products	17,317	20,954	(3,637)	-17%
Total adjusted gross profit	$29,846	$42,741	$(12,895)	-30%

See the Revenue and Cost of revenue discussions above for the changes to adjusted gross profit.

Salaries and benefits

Salaries and benefits expense decreased $4.2 million, or 17% for the three months ended March 31, 2026 compared to the prior period. The decrease was primarily driven by a $2.4 million reduction in payroll and bonus expenses due to lower headcount, a $1.3 million decline in stock-based compensation resulting from less restricted stock unit outstanding and no stock appreciation rights expense, and a $1.2 million increase in capitalized internally developed software costs. This was offset by an increase of $1.5 million in severance related expenses due to our reduction in workforce.

Selling, general, and administrative

Selling, general, and administrative expense increased $0.2 million, or 1% for the three months ended March 31, 2026 compared to the prior period. The increase was primarily driven by a $0.9 million increase in software and subscription services, offset by a decrease of $0.7 million in professional services and consulting fees.

Impairment of long-lived assets

Impairment of long-lived assets increased $36.8 million for the three months ended March 31, 2026 compared to the prior period due to the recognition of long-lived asset impairment expense at our Marketing asset group.

Other expense:

Interest expense, net

Interest expense, net decreased $0.5 million, or 6%, for the three months ended March 31, 2026 compared to the prior period primarily due to lower average interest rates in 2026 compared to 2025, offset by a higher loan balance primarily due to the drawdown of our Revolving Facility at the end of 2025.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities was flat for the three months ended March 31, 2026 compared to the prior period due to the fair value remeasurement of our Warrants which have been delisted from the New York Stock Exchange.

Income tax benefit

The difference between the effective tax rates for the periods presented and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling loss, state taxes, foreign rate differential, valuation allowance activity related to unrealizable deferred tax assets and outside basis adjustments.

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

Adjusted Gross Profit

Adjusted Gross Profit is defined as gross profit plus depreciation and amortization recorded in cost of revenues.

The following table reconciles Revenue to Gross Profit and Adjusted Gross Profit for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$37.2	$74.5
Less: Cost of revenue	(13.9)	(46.1)
Gross profit	23.3	28.4
Add: amortization related to cost of revenue	4.9	13.1
Adjusted Gross Profit	$28.2	$41.5

The decrease in adjusted gross profit for the three months ended March 31, 2026 is primarily related to our decrease in revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, — Revenue Metrics" for additional information for explanations of our changes in revenue.

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, and other cash and non-cash based income or expenses that we do not consider indicative of our core operating performance, including, but not limited to impairment expense, deferred compensation, gain (loss) on extinguishment of debt, non-cash revaluation of warrant liability and acquisition and restructuring costs. We believe that the use of Adjusted Gross Profit and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, investors should be aware that when evaluating Adjusted Gross Profit and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because not all companies may calculate Adjusted EBITDA in the same fashion.

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

The following table reconciles net loss to Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Net loss	$(57.6)	$(19.9)
Adjustments:
Income tax benefit	(0.1)	(0.4)
Interest expense	6.6	7.1
Depreciation and amortization	12.1	20.5
Impairment of long-lived assets	36.8	—
Other expense	(0.1)	—
Stock-based compensation & distributions to members	1.3	2.7
Acquisition and restructuring costs	3.7	2.1
Adjusted EBITDA	$2.7	$12.1

Liquidity and Capital Resources

To date, our principal sources of liquidity have historically been from the sale of Total Security Limited (formerly known as Protected. net Group Limited), indebtedness available under our credit facilities, other indebtedness, and cash flows from operations.

We have experienced declining cash flows and financial performance primarily as a result of reductions in Advertising Partner and overall consumer demand for our marketing services. As of March 31, 2026, we had unrestricted cash and cash equivalents of $51.5 million, negative net working capital, which we define as current assets less current liabilities, of $14.1 million. We had an aggregate principal amount outstanding of $50.0 million under our revolving facility with a maturity date of January 27, 2027, and $252.6 million of term debt outstanding on our term loan which matures in July 2027. Management determined, as a result of this evaluation, that our current cash and cash equivalents, net working capital position, and the upcoming maturity date of our revolving facility raise substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this filing.

Our plan is to continue exploring options of refinancing all of our debt obligations. Management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. There can be no assurance that we will be able to obtain financing that will provide us with sufficient liquidity to satisfy our revolving facility in January 2027 or our term loan in July 2027.

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

Credit Facilities

See Item 1, "Financial Statements - Note 5, Debt, Net" of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(26,134)	$(15,949)
Net cash used in investing activities	$(2,175)	$(1,548)
Net cash used in financing activities	$(7,743)	$(5,304)

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

In the three months ended March 31, 2026, cash used in operating activities of $26.1 million resulted primarily from favorable changes in net income, excluding the impact of non-cash items offset by unfavorable changes in working capital balances. The unfavorable changes in working capital balances included $13.0 million in outflows related to the payment of an earnout obligation for the CouponFollow acquisition offset by an decrease in account receivable balances.

In the three months ended March 31, 2025, cash used in operating activities of $15.9 million resulted primarily from $13.2 million in outflows related to the payment of earnout obligations for the CouponFollow acquisition and $4.3 million in net interest paid on our Term Loan.

Investing Activities

In the three months ended March 31, 2026 and 2025, cash used in investing activities of $2.2 million and $1.5 million resulted primarily from capitalization of software development costs.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our indebtedness under our credit facilities.

In the three months ended March 31, 2026, cash used in financing activities of $7.7 million resulted primarily from $7.5 million repayment of principal and interest on our Term Loan which increased by $2.5 million on March 31, 2026, and $0.2 million of share repurchases.

In the three months ended March 31, 2025, cash used in financing activities of $5.3 million resulted primarily from repayment of principal and interest on our Term Loan.

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

Contractual Obligations and Known Future Cash Requirements

Service Agreements

In June 2023, we entered into a multi-year agreement with a data cloud platform service provider whereby we are contractually obligated to spend $5.0 million annually between July 2023 and June 2026. As of March 31, 2026, we have fulfilled our contractual obligation towards this commitment.

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

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our condensed consolidated financial statements are valuation of goodwill, intangible assets, stock-based compensation and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K filed with the SEC on March 11, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information in response to this item, see Part I, Item I, "Financial Statements - Note 7, Commitments and Contingencies", within the notes to our unaudited condensed consolidated financial statements and for a summary of material legal proceedings see Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K filed with the SEC on March 11, 2026.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K Part I, Item "1A. Risk Factors" for the year ended December 31, 2025 filed with the SEC on March 11, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

2022 Repurchase Program

On August 11 2022, our Board of Directors authorized and we announced up to $25.0 million for the repurchase of our Class A common stock and Warrants (the "2022 Repurchase Program"). The 2022 Repurchase Program does not expire. During the first quarter of 2025 there were no repurchases of Class A common stock and Warrants. The following table provides certain information with respect to our purchases of Class A common stock during the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January	24,680	$4.33	24,680	$22,686
February	17,523	3.57	17,523	$22,730
March	10,637	2.89	10,637	$22,762
Total Repurchases	52,840	$3.79	52,840

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

System1, Inc.

Date: May 12, 2026	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: May 12, 2026	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer