Form 10-Q
period 2026-06-30
System1, Inc.
filed 2026-08-05
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

As of August 1, 2026 there were 8,708,922 shares of Class A common stock, $0.0001 par value per share, and 1,779,727 shares of Class C common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$40,484	$86,887
Restricted cash, current	500	1,243
Accounts receivable, net	40,980	57,289
Prepaid expenses and other current assets	7,557	4,061
Total current assets	89,521	149,480
Restricted cash, non-current	379	379
Property and equipment, net	1,358	1,562
Internal-use software development costs, net	13,097	13,672
Intangible assets, net	96,007	148,089
Goodwill	82,407	82,407
Operating lease right-of-use assets	8,315	9,120
Other non-current assets	287	263
Total assets	$291,371	$404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,139	$22,016
Accrued expenses and other current liabilities	23,367	46,277
Operating lease liabilities, current	1,538	1,427
Debt, net	76,915	76,718
Total current liabilities	116,959	146,438
Operating lease liabilities, non-current	7,312	8,183
Long-term debt, net	214,880	228,399
Deferred tax liability	3,573	4,013
Other non-current liabilities	1,651	520
Total liabilities	344,375	387,553
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock $0.0001 par value; 500,000 shares authorized, 8,406 and 8,225 Class A shares issued as of June 30, 2026 and December 31, 2025, respectively	1	1
Class C common stock $0.0001 par value; 25,000 shares authorized, 1,779 and 1,813 Class C shares issued as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	881,755	878,859
Accumulated deficit	(907,345)	(847,679)
Accumulated other comprehensive loss	(325)	(157)
Treasury stock, at cost - 190 and 137 shares as of June 30, 2026 and December 31, 2025, respectively	(759)	(557)
Total stockholders' equity attributable to System1, Inc.	(26,673)	30,467
Non-controlling interest	(26,331)	(13,048)
Total stockholders' equity	(53,004)	17,419
Total liabilities and stockholders' equity	$291,371	$404,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$30,200	$78,115	$67,434	$152,628
Operating expenses:
Cost of revenue	5,926	50,212	19,786	96,289
Salaries and benefits	17,113	26,297	37,913	51,285
Selling, general, and administrative	14,541	17,511	31,330	34,085
Impairment of long-lived assets	911	—	37,733	—
Total operating expenses	38,491	94,020	126,762	181,659
Operating loss	(8,291)	(15,905)	(59,328)	(29,031)
Other expense:
Interest expense, net	7,116	7,116	13,745	14,201
Change in fair value of warrant liabilities	—	68	—	100
Total other expense, net	7,116	7,184	13,745	14,301
Loss before income tax	(15,407)	(23,089)	(73,073)	(43,332)
Income tax benefit	(75)	(1,547)	(150)	(1,934)
Net loss	(15,332)	(21,542)	(72,923)	(41,398)
Less: Net loss attributable to non-controlling interest	(2,733)	(4,079)	(13,257)	(8,052)
Net loss attributable to System1, Inc.	$(12,599)	$(17,463)	$(59,666)	$(33,346)

Basic and diluted net loss per share:	$(1.54)	$(2.23)	$(7.34)	$(4.37)

Weighted average number of shares outstanding - basic and diluted	8,164	7,820	8,127	7,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(15,332)	$(21,542)	$(72,923)	$(41,398)
Other comprehensive loss:
Foreign currency translation (loss) income	(125)	369	(204)	382
Comprehensive loss	(15,457)	(21,173)	(73,127)	(41,016)
Comprehensive loss attributable to non-controlling interest	(2,755)	(4,009)	(13,293)	(7,980)
Comprehensive loss attributable to System1, Inc.	$(12,702)	$(17,164)	$(59,834)	$(33,036)

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Treasury Stock, at cost
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2025	8,225	$1	1,813	$—	137	$(557)	$878,859	$(847,679)	$(157)	$(13,048)	$17,419
Net loss	—	—	—	—	—	—	—	(47,067)	—	(10,524)	(57,591)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	77	—	—	—	—	—	(27)	—	—	(17)	(44)
Class A common stock repurchases	—	—	—	—	53	(202)	—	—	—	—	(202)
Other comprehensive loss	—	—	—	—	—	—	—	—	(65)	(14)	(79)
Stock-based compensation	—	—	—	—	—	—	1,470	—	—	—	1,470
Contribution from members	—	—	—	—	—	—	—	—	—	3	3
Balance at March 31, 2026	8,302	$1	1,813	$—	190	$(759)	$880,302	$(894,746)	$(222)	$(23,600)	$(39,024)
Net loss	—	—	—	—	—	—	—	(12,599)	—	(2,733)	(15,332)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	70	—	—	—	—	—	(17)	—	—	(9)	(26)
Conversion of Class C shares to Class A shares	34	—	(34)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(103)	(22)	(125)
Stock-based compensation	—	—	—	—	—	—	1,470	—	—	—	1,470
Contribution from members	—	—	—	—	—	—	—	—	—	33	33
Balance at June 30, 2026	8,406	$1	1,779	$—	190	$(759)	$881,755	$(907,345)	$(325)	$(26,331)	$(53,004)

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class C Common Stock		Treasury Stock, at cost
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	7,365	$1	1,870	$—	—	$—	$863,041	$(782,335)	$(443)	$4,732	$84,996
Net loss	—	—	—	—	—	—	—	(15,883)	—	(3,973)	(19,856)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	120	—	—	—	—	—	33	—	—	(325)	(292)
Other comprehensive income	—	—	—	—	—	—	—	—	11	2	13
Stock-based compensation	—	—	—	—	—	—	2,766	—	—	44	2,810
Distribution to members	—	—	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	7,485	$1	1,870	$—	—	$—	$865,840	$(798,218)	$(432)	$468	$67,659
Net loss	—	—	—	—	—	—	—	(17,463)	—	(4,079)	(21,542)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	75	—	—	—	—	—	145	—	—	(165)	(20)
Conversion of Class C shares to Class A shares	1	—	(1)	—	—	—	—	—	—	—	—
Issuance of common stock in private placement	450	—	—	—	—	—	3,275	—	—	(1,025)	2,250
Class A common stock repurchases	—	—	—	—	—	—	—	1	—	—	1
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	299	70	369
Stock-based compensation	—	—	—	—	—	—	4,748	—	—	—	4,748
Distribution to members	—	—	—	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2025	8,011	$1	1,869	$—	—	$—	$874,008	$(815,680)	$(133)	$(4,752)	$53,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(72,923)	$(41,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,951	41,043
Stock-based compensation	2,619	7,193
Impairment of long-lived assets	37,733	—
Amortization of debt issuance costs	1,677	1,816
Noncash lease expense	789	971
Deferred tax benefits	(440)	(984)
Share-based compensation liabilities	—	1,646
Other, net	17	122
Changes in operating assets and liabilities:
Accounts receivable	16,310	(7,302)
Prepaid expenses and other current assets	(3,522)	(2,234)
Accounts payable	(6,876)	18,048
Accrued expenses and other current liabilities	(22,780)	(9,860)
Other non-current liabilities	276	(518)
Net cash (used in) provided by operating activities	(28,169)	8,543
Cash Flows from Investing Activities
Capitalized software development costs	(3,540)	(2,786)
Other, net	—	(321)
Net cash used in investing activities	(3,540)	(3,107)
Cash Flows from Financing Activities
Repayment of term loan	(15,000)	(10,000)
Proceeds from private placement of Class A common stock	—	2,250
Other, net	(237)	(344)
Net cash used in financing activities	(15,237)	(8,094)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(200)	(21)
Net decrease in cash, cash equivalents and restricted cash	(47,146)	(2,679)
Cash, cash equivalents and restricted cash, beginning of the period	88,509	67,948
Cash, cash equivalents and restricted cash, end of the period	$41,363	$65,269
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$40,484	$63,648
Restricted cash	879	1,621
Total cash, cash equivalents and restricted cash	$41,363	$65,269
Supplemental cash flow information:
Cash (refunds) paid for income taxes, net	$(91)	$56
Cash paid for interest	$12,584	$10,828
Stock-based compensation included in capitalized software development costs	$321	$365
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Organization and Description of Business

System1, Inc. and its subsidiaries (the "Company", "we", "our" or "us") operates flagship internet utilities including CouponFollow, MapQuest, and Startpage, and a best-in-class marketing platform powered by artificial intelligence, enabling third party publishers ("Network Partners") to monetize and maximize the value of user traffic across a wide range of advertising category verticals.

Liquidity and Going Concern

We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

We have experienced declining cash flows and financial performance primarily as a result of reductions in Advertising Partners and overall consumer demand for our marketing services. As of June 30, 2026, we had cash and cash equivalents of $40.5 million and negative net working capital, which we define as current assets less current liabilities, of $27.4 million. We had an aggregate principal amount outstanding of $50.0 million under our revolving facility (as defined in Note 5, Debt, Net) with a maturity date of January 27, 2027, and $245.1 million of term debt outstanding on our term loan which matures in July 2027. At our annual meeting of stockholders held on July 22, 2026, the stockholders approved an exchange agreement with all lenders under our existing credit agreement, satisfying settlement of the outstanding balance on our revolving facility which was due January 2027, reducing the principal of the term loan to $150.0 million and extending the maturity date to January 2031, and making a one-time cash payment of $20.9 million to the lenders. For information See Item 1, "Financial Statements — Note 5, Debt, Net".

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

Management determined, as a result of this evaluation, that our current cash and cash equivalents and net working capital position raise substantial doubt about our ability to continue as a going concern for the twelve month period following the date of this filing. Management has initiated cost-reduction programs consisting of reduction in force and reducing activities for businesses, which immediately reduced our cash burn rate. Management cannot conclude as of the date of this filing that its plans are probable of mitigating the conditions and events that raise substantial doubt. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 11, 2026.

In our opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026 or future operating periods.

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

Concentrations

As of June 30, 2026, we had one paid search advertising partnership agreement with Google, and one paid search advertising partnership agreement with Microsoft. The agreement with Google (our largest Advertising Partner by revenue) is in effect through September 30, 2027. We had a second Google agreement that originally was scheduled to remain in effect through February 28, 2027, but was terminated for convenience by Google effective as of February 10, 2026. The agreement with Microsoft (our next largest Advertising Partner by revenue) is in effect through December 31, 2026. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

3.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

During the second quarter of 2026, the Partner Network reporting unit forecast was revised to reflect reduced revenue growth expectations and lower projected gross profit margins. The change constituted a triggering event under ASC 350 and we performed an interim quantitative goodwill impairment test as of June 30, 2026. Based on the results of the test, the estimated fair value of the Partner Network reporting unit exceeded its carrying amount and no impairment of goodwill was recognized in any of the periods presented. If revenue and gross profit performance deteriorate further, it is possible that there could be impairment of Goodwill in future periods in the Partner Network reporting unit. Goodwill was $82.4 million as of June 30, 2026 and December 31, 2025, all of which was attributable to the Partner Network reporting unit.

Internal-use Software Development Costs, Net and Intangible Assets, Net

During the first half of 2026, we significantly reduced our marketing activities for search monetization in our publishing business. The reduction in marketing activities constituted a triggering event under ASC 360 for both interim periods and we performed an analysis of the carrying value of the long-lived assets in our Marketing asset group. The asset group was tested for recoverability using the undiscounted cash flows over the remaining useful life of the primary asset in the asset group. The estimated net cash flows were determined utilizing internal forecasts. If forecasted net cash flows were less than the carrying amount of the asset group, an impairment expense would be measured by comparing the fair value of the asset group to its carrying amount. The carrying amount of an individual asset in the group cannot be reduced below its fair value.

During the first and second quarter of 2026, we concluded that the carrying amount of the Marketing asset group exceeded the undiscounted cash flows. Consequently, our Marketing asset group was no longer recoverable from future operations and we recognized an impairment to our Marketing asset group trademarks, the only asset in the group to which an impairment could be allocated under ASC 360. For the three and six months ended June 30, 2026, the impairment of long-lived assets expense recognized was $0.9 million and $37.7 million, respectively, presented in our condensed consolidated statements of operations.

During the first quarter of 2026, we implemented measures to optimize and improve operating efficiency in response to changes in products offered by Advertising Partners. As a result of these actions, we incurred $2.2 million of one-time costs which were presented within salaries and benefits expense in our condensed consolidated statements of operations. These actions impacted our publishing business by reducing future cashflows. There were no one-time costs recorded during the three months ended June 30, 2026.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$32,186	$(19,089)	$13,097
Intangible assets:
Developed technology	$196,403	$(196,403)	$—
Trademarks and trade names	162,502	(66,679)	95,823
Software	5,100	(5,100)	—
Customer relationships	2,900	(2,716)	184
Total	$366,905	$(270,898)	$96,007

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$28,325	$(14,653)	$13,672
Intangible assets:
Developed technology	$196,403	$(192,670)	$3,733
Trademarks and trade names	236,053	(92,250)	143,803
Software	5,100	(4,891)	209
Customer relationships	2,900	(2,556)	344
Total	$440,456	$(292,367)	$148,089

The internal-use software development costs include work in progress which is not being amortized of $2.6 million and $2.9 million as of June 30, 2026 and December 31, 2025, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense for internal-use software development	$2,280	$1,755	$4,436	$3,374
Amortization expense for intangible assets	$4,440	$18,625	$14,349	$37,276

Amortization expense was presented as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,222	$13,091	$6,130	$26,141
Selling, general, and administrative	$5,498	$7,289	$12,655	$14,509

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued revenue share	$13,483	$20,865
Accrued payroll and related benefits	6,219	7,552
Shared-based compensation liability	424	13,408
Other current liabilities	3,241	4,452
Accrued expenses and other current liabilities	$23,367	$46,277

CouponFollow Incentive Plan

In the first quarter of 2026, we paid $10.9 million and $2.1 million in cash for the last performance-based portion of the award and the discretionary bonus of the incentive plan, respectively. The remaining $0.4 million discretionary bonus will be settled at management's discretion.

5.Debt, Net

We entered into a term loan ("Term Loan") and revolving facility ("Revolving Facility" and, together with the Term Loan, " Existing Credit Agreement") with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The Revolving Facility provided for borrowing availability of up to $50.0 million. As of June 30, 2026, there was principal of $245.1 million outstanding on the Term Loan. Through December 31, 2025, $5.0 million of the Term Loan was payable quarterly. From March 31, 2026, $7.5 million of the Term Loan is payable quarterly. The Term Loan matures in July 2027.

For every interest period, the interest rate on the Term Loan is the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan is amortized in quarterly installments on each scheduled payment date. The Term Loan comes with a leverage covenant, which goes into effect only if the utilization on the Revolving Facility exceeds 35% of the $50.0 million Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the Existing Credit Agreement) should not exceed 5.40. The Existing Credit Agreement has certain financial and nonfinancial covenants, including the "springing" leverage ratio covenant. The Existing Credit Agreement also requires that we deliver our audited consolidated financial statements to our lender within 120 days of our fiscal year end, December 31. Should we fail to distribute the financial statements to our lender within 120 days, we are allowed an additional 30 days to cure. We were in compliance with the financial covenants under the Term Loan as of June 30, 2026.

The interest rate on the Revolving Facility is the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. During the fourth quarter of 2025, we borrowed $50.0 million under the Revolving Facility and the balance outstanding as of June 30, 2026 and December 31, 2025 was $50.0 million, presented within current liabilities. We were in compliance with the financial covenants under the Revolving Facility as of June 30, 2026.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values of our debt, net of discounts, deferred financing and debt issuance costs were as follows (in thousands):

	June 30, 2026	December 31, 2025
Term Loan [1]	$241,795	$255,117
Revolving Facility	50,000	50,000
Total debt, net [2]	$291,795	$305,117
_______________
[1] Includes unamortized discount of $3.1 million and $4.7 million and unamortized loan fees of $0.2 million and $0.3 million, as of June 30, 2026 and December 31, 2025, respectively, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

[2] Estimated fair value of our debt was $229.3 million as of June 30, 2026.

Debt exchange and settlement agreement

On May 29, 2026 we entered into an exchange agreement with all lenders under our Existing Credit Agreement ("Participating Lenders"), which was ratified by our shareholders at the annual shareholder meeting held on July 22, 2026. The Existing Credit Agreement shall be deemed repaid in full in exchange for: (i) a new $150.0 million term loan facility held by the Participating Lenders (the "Priority Term Loans"), maturing in January 2031 and bearing interest at Term SOFR plus 5.00% (with up to 50% of interest payable in kind at a plus 0.50% margin premium), amortizing at 0.25% of original principal per quarter, with a 75% excess-cash-flow sweep and no financial maintenance covenants; (ii) the issuance of 39,250 shares of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share and initial stated value of $1,022.05 per share (the “Series A Preferred Stock”), assuming an initial conversion price of $10.40, convertible up to 5,287,321 shares of our Class A Common Stock, and includes shares of Class A Common Stock issuable upon conversion of the Series A Preferred Stock in respect of accrued PIK Dividends to the Participating Lenders, with an aggregate initial stated value of $40.1 million (the "Share Consideration"); and (iii) a one-time cash payment to the Participating Lenders in the aggregate amount of $20.9 million. "PIK Dividends" mean preferential cumulative dividends accruing at a rate of 7.0% per annum on the stated value of the Series A Preferred Stock and, unless paid in cash, compounded and added to the stated value of the Series A Preferred Stock each calendar quarter from July 23, 2026 until January 14, 2031.

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

We recorded an income tax benefit of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively and $1.5 million and $1.9 million for the three and six months ended June 30, 2025, respectively. The effective tax rate was 0.5% and 0.2% for the three and six months ended June 30, 2026, respectively and 6.7% and 4.5% for the three and six months ended June 30, 2025, respectively. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible expenses, the valuation allowance activity related to unrealizable deferred tax assets and outside basis adjustments. As of June 30, 2026, we had a full valuation allowance on our United States federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2026 and 2025, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement and there were no amounts due, respectively.

7.Commitments and Contingencies

In June 2023, we entered into a multi-year agreement with a data cloud platform service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of June 30, 2026, we have fulfilled our contractual obligation towards this commitment. A new agreement was signed with the same service provider with obligated spend of $5.0 million in each annual period through June 2029.

We also have various non-cancelable operating lease commitments for office space which have been recorded as Operating lease liabilities.

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

In September 2025, certain lenders (the "Lenders") under our Credit Agreement, dated January 27, 2022 (the "Credit Agreement"), filed a lawsuit in the Supreme Court of the State of New York (the "New York Loan Matter") alleging (i) breach of contract against certain named subsidiaries of the Company that are parties to the Credit Agreement related to the corporate reorganization transactions undertaken by us in August 2024 to better align its corporate entity structure with its reportable business segments (the "Corporate Reorg Transactions"), (ii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with certain transactions undertaken by the Company related to the sale of its Total Security business in November 2023 (the "Total Security Transactions") and (iii) both intentional fraudulent transfer and constructive fraudulent transfer against certain named subsidiaries of the Company, including certain subsidiaries that are parties to the Credit Agreement, related to certain steps that such defendants undertook in connection with the Corporate Reorg Transactions. Concurrently with the filing of the New York Loan Matter, the same Lenders under our Credit Agreement filed a lawsuit in California Superior Court (Los Angeles County) (the "California Matter" and, together with the New York Loan Matter, the "Creditor Lawsuits") alleging intentional and constructive fraudulent transfer against Openmail2, LLC, an entity controlled by our co-founders ("Openmail2") and certain trusts established for the benefit of the co-founders families (the "Co-founder Trusts") which are significant shareholders of the Company in connection with certain arm's-length negotiated loans that Openmail2 and the Co-founder Trusts extended to certain subsidiaries of the Company in fiscal year 2023 (the "Affiliate Loans") and which were repaid with a portion of the proceeds of the Total Security sale. On May 29, 2026, we entered into an Exchange Agreement with the Lenders to (i) exchange all of the outstanding indebtedness under our Credit and Guaranty Agreement, dated January 27, 2022 for a combination of cash, new term loan debt under a Financing Agreement dated July 23, 2026 and the issuance of Series A Cumulative Convertible Preferred Stock (the "Exchange Transactions") and (ii) settle all of the outstanding disputes with the Lenders under the Creditor Lawsuits. On July 23, 2026, we closed the Exchange Transactions and the parties to the Creditor Lawsuits (including the Lenders) filed a joint stipulation of settlement and dismissal with prejudice of the Creditor Lawsuits.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2026 or December 31, 2025, respectively.

8.Net Loss Per Share

For the three and six months ended June 30, 2026 and 2025, basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted net loss per share
Net loss attributable to System1, Inc.	$(1.54)	$(2.23)	$(7.34)	$(4.37)
Numerator:
Net loss attributable to System1, Inc.	$(12,599)	$(17,463)	$(59,666)	$(33,346)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	8,164	7,820	8,127	7,631

Shares of Class C common stock, restricted stock units, Stock Appreciation Rights ("SARs") and Warrants outstanding for the three and six months ended June 30, 2026 and 2025, are considered potentially dilutive of the shares of Class A common stock and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive. For the three and six months ended June 30, 2026 and 2025, 16.8 million Warrants and 0.5 million vested SARs were excluded from the computation of net loss per share as their impact was anti-dilutive. Additionally, 1.3 million SARs were excluded as they are contingently issuable upon the achievement of certain performance conditions, which were not achieved as of June 30, 2026. See Note 10, Stock-Based Compensation, for additional details.

9.Segment Reporting

We manage our business across two operating and reportable segments: our Partner Network business with the portion of our Owned and Operated Advertising activities related to paid traffic acquisition via advertising costs and direct agency fees ("Marketing") and, separately, our CouponFollow, Startpage and MapQuest businesses which primarily acquire end-users organically ("Products").

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table summarizes revenue, segment cost of revenue and segment adjusted gross profit by reportable segments (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Marketing	Products	Total	Marketing	Products	Total
Revenue	$10,723	$19,477	$30,200	$54,142	$23,973	$78,115
Less: segment cost of revenue	1,189	1,930	3,119	34,509	1,276	35,785
Segment adjusted gross profit	9,534	17,547	27,081	19,633	22,697	42,330
Other cost of revenue			2,807			14,427
Salaries and benefits			17,113			26,297
Selling, general, and administrative			14,541			17,511
Impairment of long-lived assets			911			—
Interest expense, net			7,116			7,116
Change in fair value of warrant liabilities			—			68
Loss before income tax			$(15,407)			$(23,089)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Marketing	Products	Total	Marketing	Products	Total
Revenue	$29,114	$38,320	$67,434	$106,392	$46,236	$152,628
Less: segment cost of revenue	7,051	3,456	10,507	64,972	2,584	67,556
Segment adjusted gross profit	22,063	34,864	56,927	41,420	43,652	85,072
Other cost of revenue			9,279			28,733
Salaries and benefits			37,913			51,285
Selling, general, and administrative			31,330			34,085
Impairment of long-lived assets			37,733			—
Interest expense, net			13,745			14,201
Change in fair value of warrant liabilities			—			100
Loss before income tax			$(73,073)			$(43,332)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$29,590	$77,208	$66,191	$150,907
Other countries	610	907	1,243	1,721
Total revenue	$30,200	$78,115	$67,434	$152,628

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

We recorded the following stock-based compensation expenses for equity-classified awards included within salaries and benefits in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$1,354	$4,542	$2,619	$7,193

Restricted Stock Units

For the three and six months ended June 30, 2026, we recognized stock-based compensation of $1.5 million and $2.9 million, respectively, within equity. For the three and six months ended June 30, 2025 we recognized stock-based compensation of $1.6 million and $3.8 million, respectively, within equity.

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

As of June 30, 2026, achievement of the performance conditions associated with Tranches II, III and IV before the fifth, sixth and seventh anniversary dates of the grant date, respectively, remains not probable. No stock-based compensation expense was recorded for the SARs for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, we recognized $3.1 million and $3.4 million in stock-based compensation expense, respectively, including $0.3 million of incremental expense as a result of the Modification, within equity relating to Tranche I awards which vested during the third quarter of 2025. During the three and six months ended June 30, 2026 and 2025, no SARs were exercised.

17

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

Company Overview

We operate flagship internet utilities including CouponFollow, MapQuest, and Startpage, and a best-in-class marketing platform powered by artificial intelligence, enabling third party publishers ("Network Partners") to monetize and maximize the value of user traffic across a wide range of advertising category verticals.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of the business is Gross profit. To help assess performance with this key indicator, the revenue metrics we use are Active Marketing Partners ("AMP"), Revenue per AMP, Products sessions and Products revenue-per-session ("Products RPS"). In addition, we also use Adjusted Gross Profit and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful supplemental information to investors to better evaluate ongoing business performance. These measures are not, and should not be viewed as, a substitute for accounting principles generally accepted in the United States of America ("GAAP") financial measures. Refer to the "Revenue Metrics", "Adjusted Gross Profit" and "Adjusted EBITDA" sections below.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations and our condensed consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	Percentage of Revenue*	2025	Percentage of Revenue*
Revenue	$30,200	100%	$78,115	100%
Operating expenses:
Cost of revenue	5,926	20%	50,212	64%
Salaries and benefits	17,113	57%	26,297	34%
Selling, general, and administrative	14,541	48%	17,511	22%
Impairment of long-lived assets	911	3%	—	—%
Total operating expenses	38,491	127%	94,020	120%
Operating loss	(8,291)	-27%	(15,905)	-20%
Other expense:
Interest expense, net	7,116	24%	7,116	9%
Change in fair value of warrant liabilities	—	—%	68	—%
Total other expense, net	7,116	24%	7,184	9%
Loss before income tax	(15,407)	-51%	(23,089)	-30%
Income tax benefit	(75)	—%	(1,547)	-2%
Net loss	(15,332)	-51%	(21,542)	-28%
Less: Net loss attributable to non-controlling interest	(2,733)	-9%	(4,079)	-5%
Net loss attributable to System1, Inc.	$(12,599)	-42%	$(17,463)	-22%
*Percentages may not sum due to rounding

	Six Months Ended June 30,
	2026	Percentage of Revenue*	2025	Percentage of Revenue*
Revenue	$67,434	100%	$152,628	100%
Operating expenses:
Cost of revenue	19,786	29%	96,289	63%
Salaries and benefits	37,913	56%	51,285	34%
Selling, general, and administrative	31,330	46%	34,085	22%
Impairment of long-lived assets	37,733	56%	—	—%
Total operating expenses	126,762	188%	181,659	119%
Operating loss	(59,328)	-88%	(29,031)	-19%
Other expense:
Interest expense, net	13,745	20%	14,201	9%
Change in fair value of warrant liabilities	—	—%	100	—%
Total other expense, net	13,745	20%	14,301	9%
Loss before income tax	(73,073)	-108%	(43,332)	-28%
Income tax benefit	(150)	—%	(1,934)	-1%
Net loss	(72,923)	-108%	(41,398)	-27%
Less: Net loss attributable to non-controlling interest	(13,257)	-20%	(8,052)	-5%
Net loss attributable to System1, Inc.	$(59,666)	-88%	$(33,346)	-22%
*Percentages may not sum due to rounding

Revenue Metrics

The key non-financial performance metrics we use to evaluate our business, track the effectiveness of our operations and measure our performance are Revenue per AMP, the number of Products sessions and Products RPS.

Marketing

We define AMP as partners who monetize user traffic on our platform and generate revenue above a predetermined minimum per quarter. We define Revenue per AMP as GAAP Revenue from Marketing Partners divided by AMP. We believe Revenue per AMP is a relevant measure to evaluate our effectiveness and efficiency in deploying capital to acquire monetizable traffic to our Marketing segment.

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

Revenue

The following table presents our revenue by reportable segment (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	($)	(%)
Marketing	$10,723	$54,142	$(43,419)	-80%
Products	19,477	23,973	(4,496)	-19%
Total revenue	$30,200	$78,115	$(47,915)	-61%

	Six Months Ended June 30,		Change
	2026	2025	($)	(%)
Marketing	$29,114	$106,392	$(77,278)	-73%
Products	38,320	46,236	(7,916)	-17%
Total revenue	$67,434	$152,628	$(85,194)	-56%

Marketing

Marketing revenue decreased for the three and six months ended June 30, 2026 compared to the prior periods, primarily due to the significant reduction in marketing activities for search monetization in our publishing business and the termination for convenience of our Adsense for Domains monetization arrangement with Google. For the three months ended June 30, 2026, compared to the prior period, AMP decreased by 74 to 59 from 133. Revenue per AMP increased by $0.03 million to $0.16 million from $0.13 million, or 16%. Similarly, for the six months ended June 30, 2026, compared to the prior period, AMP decreased by 91 to 65 from 156. Revenue per AMP increased by $0.10 million to $0.32 million from $0.22 million, or 45%.

Products

Products revenue decreased for the three and six months ended June 30, 2026 compared to the prior periods, primarily due to a change in mix shift from higher RPS sessions to lower RPS sessions. For the three months ended June 30, 2026, compared to the prior period, Products sessions increased by 164.4 million to 686.9 million from 522.5 million while Products RPS decreased by $0.02 to $0.03 from $0.05. Similarly, for the six months ended June 30, 2026, compared to the prior period, Products sessions increased by 342.3 million to 1.3 billion from 998.2 million while Products RPS decreased by $0.02 to $0.03 from $0.05.

Cost of revenue

Cost of revenue decreased for the three and six months ended June 30, 2026 compared to the prior periods primarily due to a decrease in advertising spend and agency fees which is correlated with the decrease in revenue. This was primarily related to the significant reduction in marketing activities for search monetization in our publishing business.

Amortization expense for our platform recorded in cost of revenue decreased $11.9 million and $20.0 million for the three and six months ended June 30, 2026, respectively, compared to the prior periods primarily due to our developed technology reaching the end of its estimated useful life.

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

The following table presents our segment adjusted gross profit by reportable segment (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	($)	(%)
Marketing	$9,534	$19,633	$(10,099)	-51%
Products	17,547	22,697	(5,150)	-23%
Total adjusted gross profit	$27,081	$42,330	$(15,249)	-36%

	Six Months Ended June 30,		Change
	2026	2025	($)	(%)
Marketing	$22,063	$41,420	$(19,357)	-47%
Products	34,864	43,652	(8,788)	-20%
Total adjusted gross profit	$56,927	$85,072	$(28,145)	-33%

See the Revenue and Cost of revenue discussions above for the changes to adjusted gross profit.

Salaries and benefits

Salaries and benefits expense decreased for the three and six months ended June 30, 2026 compared to the prior periods.

For the three months ended June 30, 2026, the $9.2 million decrease is primarily driven by a $5.0 million reduction in payroll, bonus, severance, and employment benefits expenses due to our reduction in workforce, a $3.2 million reduction in stock-based compensation resulting from no stock appreciation rights expense, a $0.7 million reduction in CouponFollow share-based liability expense due to the liability being fully accrued as of December 31, 2025, and a $0.3 million net reduction of other immaterial expense items.

For the six months ended June 30, 2026, the $13.4 million decrease is primarily driven by a $6.2 million reduction in payroll, bonus, severance, and employment benefits expenses due to our reduction in workforce, a $4.6 million reduction in stock-based compensation resulting from less restricted stock units outstanding and no stock appreciation rights expense, a $1.3 million increase in capitalized internally developed software costs and a $1.4 million reduction in CouponFollow share-based liability expense due to the liability being fully accrued as of December 31, 2025. This was offset by a $0.1 million net increase of other immaterial expense items.

Selling, general, and administrative

Selling, general, and administrative expense decreased for the three and six months ended June 30, 2026 compared to the prior periods.

For the three months ended June 30, 2026, the $3.0 million decrease is primarily driven by a $1.8 million reduction in amortization expense resulting from long-lived assets impairment in the first quarter of 2026 or reaching the end of their estimated useful life since the prior period, a $0.4 million reduction in professional services and consulting fees, a $0.2 million reduction in software and subscription services and a $0.6 million net decrease of other immaterial expense items.

For the six months ended June 30, 2026, the $2.8 million decrease is primarily driven by a $2.1 million reduction in depreciation and amortization expense resulting from to long-lived assets impairment in the first quarter of 2026 or reaching the end of their estimated useful life since the prior period, a $1.5 million reduction in professional services and consulting fees and a $0.2 million reduction in rent expense. This was offset by a $1.0 million increase in software and subscription services.

Impairment of long-lived assets

Impairment of long-lived assets increased $0.9 million and $37.7 million for the three and six months ended June 30, 2026, compared to the prior periods due to the recognition of long-lived assets impairment expense at our Marketing asset group during the first and second quarter of 2026. There was no impairment of long-lived assets during 2025.

Other expense:

Interest expense, net

Interest expense, net was flat for the three months ended June 30, 2026 and decreased $0.5 million for the six months ended June 30, 2026 compared to the prior periods primarily due to lower average interest rates in 2026 compared to 2025, offset by a higher loan balance primarily due to the drawdown of our Revolving Credit Facility at the end of 2025.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities was flat for the three and six months ended June 30, 2026 compared to the prior periods due to the fair value remeasurement of our Warrants which have been delisted from the New York Stock Exchange.

Income tax benefit

The difference between the effective tax rates for the periods presented and the federal statutory tax rate of 21% was primarily due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible expenses, increases to the valuation allowance activity related to unrealizable deferred tax assets and outside basis adjustments.

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

Adjusted Gross Profit

Adjusted Gross Profit is defined as gross profit plus depreciation and amortization recorded in cost of revenues.

The following table reconciles Revenue to Gross Profit and Adjusted Gross Profit for the periods presented (in millions):

	Three Months Ended June 30,
	2026	2025
Revenue	$30.2	$78.1
Less: Cost of revenue	(5.9)	(50.2)
Gross profit	24.3	27.9
Add: amortization related to cost of revenue	1.2	13.1
Adjusted Gross Profit	$25.5	$41.0

The decrease in adjusted gross profit for the three months ended June 30, 2026, compared to the prior period is primarily related to our decrease in revenue, offset by less amortization as our developed technology reached the end of its estimated useful life. See "Revenue Metrics" and "Cost of revenue" for discussion of the changes in our revenue and cost of revenue.

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

The following table reconciles net loss to Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,
	2026	2025
Net loss	$(15.3)	$(21.5)
Adjustments:
Income tax benefit	(0.1)	(1.5)
Interest expense	7.1	7.1
Depreciation and amortization	6.8	20.6
Impairment of long-lived assets	0.9	—
Other expense	(0.1)	0.1
Stock-based compensation & distributions to members	1.4	4.5
Non-cash revaluation of warrant liability	—	0.1
Acquisition and restructuring costs	1.2	2.3
Adjusted EBITDA	$1.9	$11.7

Liquidity and Capital Resources

To date, our principal sources of liquidity have historically been from the sale of Total Security Limited (formerly known as Protected. net Group Limited), indebtedness available under our credit facilities, other indebtedness, and cash flows from operations.

We have experienced declining cash flows and financial performance primarily as a result of reductions in Advertising Partner and overall consumer demand for our marketing services. As of June 30, 2026, we had unrestricted cash and cash equivalents of $40.5 million, negative net working capital, which we define as current assets less current liabilities, of $27.4 million. We have an aggregate principal amount outstanding of $50.0 million under our revolving facility with a maturity date of January 27, 2027, and $245.1 million of term debt outstanding on our term loan which matures in July 2027. At our annual meeting of stockholders held on July 22, 2026, the stockholders approved an exchange agreement with all lenders under our Existing Credit Agreement, satisfying settlement of the outstanding balance on our revolving facility which was due January 2027, and reducing the principle and extending the maturity date on our Term Loan. For information See Item 1, "Financial Statements — Note 5, Debt, Net".

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

Management determined, as a result of this evaluation, that our current cash and cash equivalents and net working capital position raise substantial doubt about our ability to continue as a going concern for the twelve month period following the date of this filing. Management has initiated cost-reduction programs consisting of reduction in force and reducing activities for businesses, which immediately reduced our cash burn rate. Management cannot conclude as of the date of this filing that its plans are probable of mitigating the conditions and events that raise substantial doubt. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

Our main focus is executing on our operational strategy, which includes continued focus on expanding the number of advertising partners that are utilizing or integrated with our platform by continuing to attract and monetize users with commercial intent on our Products and on behalf of our Network Partners as well as optimizing bids and driving higher returns on advertising spend. Additionally, we are focused on our current cost structure by reducing our cash operating expenses. Adverse macroeconomic conditions have affected, and may in the future affect, the demand for advertising, resulting in fluctuations in the amounts our advertisers spend on advertising, which could have a negative impact on our financial condition and operating results.

Credit Facilities

See Item 1, "Financial Statements — Note 5, Debt, Net" of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(28,169)	$8,543
Net cash used in investing activities	$(3,540)	$(3,107)
Net cash used in financing activities	$(15,237)	$(8,094)

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

In the six months ended June 30, 2026, cash used in operating activities of $28.2 million resulted primarily from unfavorable changes in net income, excluding the impact of non-cash items offset by unfavorable changes in working capital balances. The unfavorable changes in working capital balances included $13.0 million in outflows related to the payment of an earnout obligation for the CouponFollow acquisition offset by an decrease in account receivable balances.

In the six months ended June 30, 2025, cash provided by operating activities of $8.5 million resulted primarily from the timing of revenue share payments to our partners.

Investing Activities

In the six months ended June 30, 2026 and 2025, cash used in investing activities of $3.5 million and $3.1 million resulted primarily from capitalization of software development costs.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our indebtedness under our credit facilities.

In the six months ended June 30, 2026, cash used in financing activities of $15.2 million resulted primarily from $15.0 million repayment of principal and interest on our Term Loan which increased by $2.5 million on March 31, 2026, offset by other immaterial items.

In the six months ended June 30, 2025, cash used in financing activities of $8.1 million resulted primarily from a $10.0 million repayment of principal and interest on our Term Loan, offset by $2.3 million of cash received from the private placement with our founders family foundation.

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

Contractual Obligations and Known Future Cash Requirements

Commitments

In June 2023, we entered into a multi-year agreement with a data cloud platform service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2023 and June 2026. As of June 30, 2026, we have fulfilled our contractual obligation towards this commitment. A new agreement was signed with the same service provider with obligated spend of $5.0 million in each annual period through June 2029.

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K filed with the SEC on March 11, 2026. During the first half of 2026, we identified triggering events that required us to evaluate long-lived assets for impairment. As a result, we determined that impairment of long-lived assets should be included as a critical accounting estimate. Accordingly, we believe the estimates, assumptions, and judgments associated with our most critical accounting policies are those relating to valuation of goodwill, intangible assets, impairment of long-lived assets, stock-based compensation and income taxes. The impairment of long-lived assets policy is described as follows:

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

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, see Item 1, "Financial Statements — Note 2, Summary of Significant Accounting Policies."

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a "smaller reporting company", as defined by Rule 10(f)(1) of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information in response to this item, see Part I, Item I, "Financial Statements — Note 7, Commitments and Contingencies", within the notes to our unaudited condensed consolidated financial statements and for a summary of material legal proceedings see Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K filed with the SEC on March 11, 2026.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K Part I, Item "1A. Risk Factors" for the year ended December 31, 2025 filed with the SEC on March 11, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

2022 Repurchase Program

On August 11 2022, our Board of Directors authorized and we announced up to $25.0 million for the repurchase of our Class A common stock and Warrants (the "2022 Repurchase Program"). The 2022 Repurchase Program does not expire. During three months ended June 30, 2026, no repurchases of our equity securities were made by us. As of June 30, 2026, we had $22.8 million available under this authorization remaining.

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

System1, Inc.

Date: August 5, 2026	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: August 5, 2026	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer