Form 10-Q
period 2026-09-30
System1, Inc.
filed 2026-11-12
CIK 1805833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026 there were 8,908,732 shares of Class A common stock, $0.0001 par value per share, and 1,778,219 shares of Class C common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
System1, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$12,417	$86,887
Restricted cash, current	—	1,243
Accounts receivable, net	44,011	57,289
Prepaid expenses and other current assets	3,491	4,061
Total current assets	59,919	149,480
Restricted cash, non-current	757	379
Property and equipment, net	1,233	1,562
Internal-use software development costs, net	11,947	13,672
Intangible assets, net	79,596	148,089
Goodwill	30,885	82,407
Operating lease right-of-use assets	7,924	9,120
Other non-current assets	214	263
Total assets	$192,475	$404,972

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,905	$22,016
Accrued expenses and other current liabilities	31,294	46,277
Operating lease liabilities, current	1,647	1,427
Debt, net	9,869	76,718
Total current liabilities	53,715	146,438
Operating lease liabilities, non-current	6,887	8,183
Long-term debt, net	210,132	228,399
Deferred tax liability	3,541	4,013
Other non-current liabilities	479	520
Total liabilities	274,754	387,553
Commitments and contingencies (Note 7)
Temporary equity:
Series A preferred stock $0.0001 par value; 100 shares authorized and 39 issued as of September 30, 2026 (liquidation preference of $40,654 as of September 30, 2026)	31,705	—
Stockholders' equity:
Class A common stock $0.0001 par value; 500,000 shares authorized, 8,919 and 8,225 Class A shares issued as of September 30, 2026 and December 31, 2025, respectively	1	1
Class C common stock $0.0001 par value; 25,000 shares authorized, 1,778 and 1,813 Class C shares issued as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	881,971	878,859
Accumulated deficit	(958,621)	(847,679)
Accumulated other comprehensive loss	(319)	(157)
Treasury stock, at cost - 190 and 137 shares as of September 30, 2026 and December 31, 2025, respectively	(759)	(557)
Total stockholders' equity attributable to System1, Inc.	(77,727)	30,467
Non-controlling interest	(36,257)	(13,048)
Total stockholders' equity	(113,984)	17,419
Total liabilities, temporary equity and stockholders' equity	$192,475	$404,972
The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$25,951	$61,561	$93,385	$214,189
Operating expenses:
Cost of revenue	5,325	38,819	25,111	135,108
Salaries and benefits	15,896	21,354	53,809	72,639
Selling, general, and administrative	14,012	16,953	45,342	51,038
Impairment of long-lived assets	12,083	—	49,816	—
Impairment of goodwill	51,522	—	51,522	—
Total operating expenses	98,838	77,126	225,600	258,785
Operating loss	(72,887)	(15,565)	(132,215)	(44,596)
Other (income) expense:
Gain on troubled debt restructuring	(13,395)	—	(13,395)	—
Interest expense, net	1,685	7,052	15,430	21,253
Change in fair value of warrant liabilities	—	(71)	—	29
Total other (income) expense, net	(11,710)	6,981	2,035	21,282
Loss before income tax	(61,177)	(22,546)	(134,250)	(65,878)
Income tax expense (benefit)	299	(543)	149	(2,477)
Net loss	(61,476)	(22,003)	(134,399)	(63,401)
Less: Net loss attributable to non-controlling interest	(10,200)	(3,487)	(23,457)	(11,539)
Net loss attributable to System1, Inc.	$(51,276)	$(18,516)	$(110,942)	$(51,862)

Basic and diluted net loss per share:	$(6.07)	$(2.30)	$(13.49)	$(6.67)

Weighted average number of shares outstanding - basic and diluted	8,567	8,054	8,276	7,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(61,476)	$(22,003)	$(134,399)	$(63,401)
Other comprehensive loss:
Foreign currency translation income (loss)	7	(119)	(197)	263
Comprehensive loss	(61,469)	(22,122)	(134,596)	(63,138)
Comprehensive loss attributable to non-controlling interest	(10,199)	(3,509)	(23,492)	(11,489)
Comprehensive loss attributable to System1, Inc.	$(51,270)	$(18,613)	$(111,104)	$(51,649)

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)
(In thousands)

	Temporary Equity		Stockholders' Equity
	Series A Preferred Stock		Class A Common Stock		Class C Common Stock		Treasury Stock, at cost
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2025	—	$—	8,225	$1	1,813	$—	137	$(557)	$878,859	$(847,679)	$(157)	$(13,048)	$17,419
Net loss	—	—	—	—	—	—	—	—	—	(47,067)	—	(10,524)	(57,591)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	77	—	—	—	—	—	(27)	—	—	(17)	(44)
Class A common stock repurchases	—	—	—	—	—	—	53	(202)	—	—	—	—	(202)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(65)	(14)	(79)
Stock-based compensation	—	—	—	—	—	—	—	—	1,470	—	—	—	1,470
Contribution from members	—	—	—	—	—	—	—	—	—	—	—	3	3
Balance at March 31, 2026	—	$—	8,302	$1	1,813	$—	190	$(759)	$880,302	$(894,746)	$(222)	$(23,600)	$(39,024)
Net loss	—	—	—	—	—	—	—	—	—	(12,599)	—	(2,733)	(15,332)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	70	—	—	—	—	—	(17)	—	—	(9)	(26)
Conversion of Class C stock to Class A stock	—	—	34	—	(34)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(103)	(22)	(125)
Stock-based compensation	—	—	—	—	—	—	—	—	1,470	—	—	—	1,470
Contribution from members	—	—	—	—	—	—	—	—	—	—	—	33	33
Balance at June 30, 2026	—	$—	8,406	$1	1,779	$—	190	$(759)	$881,755	$(907,345)	$(325)	$(26,331)	$(53,004)
Net loss	—	—	—	—	—	—	—	—	—	(51,276)	—	(10,200)	(61,476)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	512	—	—	—	—	—	(378)	—	—	303	(75)
Conversion of Class C stock to Class A stock	—	—	1	—	(1)	—	—	—	—	—	—	—	—
Issuance of convertible Series A preferred stock, net of issuance costs	39	30,969	—	—	—	—	—	—	—	—	—	—	—
Accretion of Series A preferred stock	—	736	—	—	—	—	—	—	(736)	—	—	—	(736)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	6	1	7
Stock-based compensation	—	—	—	—	—	—	—	—	1,330	—	—	—	1,330
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	(30)	(30)
Balance at September 30, 2026	39	$31,705	8,919	$1	1,778	$—	190	$(759)	$881,971	$(958,621)	$(319)	$(36,257)	$(113,984)

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (Unaudited)
(In thousands)

	Temporary Equity		Stockholders' Equity
	Series A Preferred Stock		Class A Common Stock		Class C Common Stock		Treasury Stock, at cost
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	—	$—	7,365	$1	1,870	$—	—	$—	$863,041	$(782,335)	$(443)	$4,732	$84,996
Net loss	—	—	—	—	—	—	—	—	—	(15,883)	—	(3,973)	(19,856)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	120	—	—	—	—	—	33	—	—	(325)	(292)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	11	2	13
Stock-based compensation	—	—	—	—	—	—	—	—	2,766	—	—	44	2,810
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	—	$—	7,485	$1	1,870	$—	—	$—	$865,840	$(798,218)	$(432)	$468	$67,659
Net loss	—	—	—	—	—	—	—	—	—	(17,463)	—	(4,079)	(21,542)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	75	—	—	—	—	—	145	—	—	(165)	(20)
Conversion of Class C stock to Class A stock	—	—	1	—	(1)	—	—	—	—	—	—	—	—
Issuance of common stock in private placement	—	—	450	—	—	—	—	—	3,275	—	—	(1,025)	2,250
Class A common stock repurchases	—	—	—	—	—	—	—	—	—	1	—	—	1
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	299	70	369
Stock-based compensation	—	—	—	—	—	—	—	—	4,748	—	—	—	4,748
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2025	—	$—	8,011	$1	1,869	$—	—	$—	$874,008	$(815,680)	$(133)	$(4,752)	$53,444
Net loss	—	—	—	—	—	—	—	—	—	(18,516)	—	(3,487)	(22,003)
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	—	—	89	—	—	—	—	—	149	—	—	(162)	(13)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(97)	(22)	(119)
Stock-based compensation	—	—	—	—	—	—	—	—	2,951	—	—	—	2,951
Balance at September 30, 2025	—	$—	8,100	$1	1,869	$—	—	$—	$877,108	$(834,196)	$(230)	$(8,423)	$34,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

System1, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(134,399)	$(63,401)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,644	61,832
Stock-based compensation	3,859	10,025
Impairment of long-lived assets	49,816	—
Impairment of goodwill	51,522	—
Gain on troubled debt restructuring	(13,395)	—
Amortization of debt issuance costs	1,677	2,714
Noncash lease expense	1,196	1,429
Deferred tax benefits	(472)	(1,477)
Share-based compensation liabilities	—	2,523
Other, net	7	61
Changes in operating assets and liabilities:
Accounts receivable	13,279	8,560
Prepaid expenses and other current assets	618	(2,377)
Accounts payable	(11,122)	13,056
Accrued expenses and other current liabilities	(13,072)	(25,908)
Other non-current liabilities	(1,321)	(546)
Net cash (used in) provided by operating activities	(26,163)	6,491
Cash Flows from Investing Activities
Capitalized software development costs	(4,547)	(4,775)
Other, net	—	(321)
Net cash used in investing activities	(4,547)	(5,096)
Cash Flows from Financing Activities
Repayment of term loan	(32,286)	(15,000)
Repayment of revolver facility	(3,537)	—
Payment of fees for debt exchange	(7,277)	—
Proceeds from private placement of Class A common stock	—	2,250
Payment of Series A preferred stock issuance costs	(991)	—
Other, net	(340)	(357)
Net cash used in financing activities	(44,431)	(13,107)
Effect of exchange rate changes in cash, cash equivalent and restricted cash	(194)	(26)
Net decrease in cash, cash equivalents and restricted cash	(75,335)	(11,738)
Cash, cash equivalents and restricted cash, beginning of the period	88,509	67,948
Cash, cash equivalents and restricted cash, end of the period	$13,174	$56,210
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$12,417	$54,589
Restricted cash	757	1,621
Total cash, cash equivalents and restricted cash	$13,174	$56,210
Supplemental cash flow information:
Cash paid for income taxes, net	$86	$320
Cash paid for interest	$12,584	$19,396
Stock-based compensation included in capitalized software development costs	$411	$484
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1,700
Issuance of preferred stock to reduce carrying value of Existing Credit Agreement as part of troubled debt restructuring	$32,125	$—

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

On November 12, 2026 we provided notice to the New York Stock Exchange (the "NYSE") of voluntary delisting of our Class A common Stock and intend to file a Form 25 with the U.S. Securities and Exchange Commission to effect the delisting on or about November 23, 2026. It is anticipated that the delisting will become effective 10 days after the filing of the Form 25.

Liquidity and Going Concern

We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

We have experienced declining cash flows and financial performance primarily as a result of reductions in Advertising Partners and overall consumer demand for our marketing services. As of September 30, 2026, we had unrestricted cash and cash equivalents of $12.4 million and net working capital, which we define as current assets less current liabilities, of $6.2 million. We entered into an exchange agreement with all lenders under our existing credit agreement, satisfying settlement of the outstanding balance on our revolving facility which was due January 2027, reducing the principal to $150.0 million and extending the maturity date on our priority term loan to January 14, 2031. For information See Item 1, "Financial Statements — Note 5, Debt, Net".

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

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In our opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026 or future operating periods.

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

Concentrations

As of September 30, 2026, we had one paid search advertising partnership agreement with Google, and one paid search advertising partnership agreement with Microsoft. The agreement with Google (our largest Advertising Partner by revenue) is in effect through September 30, 2027. We had a second Google agreement that originally was scheduled to remain in effect through February 28, 2027, but was terminated for convenience by Google effective as of February 10, 2026. The agreement with Microsoft (our next largest Advertising Partner by revenue) is in effect through December 31, 2026. Under certain circumstances, each of these agreements may be terminated by either us or the respective Advertising Partner immediately, or with minimal notice.
8

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncement

In April 2026, the Financial Accounting Standards Board issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock ("ASU 2026-01"), which clarifies the initial measurement of paid-in-kind ("PIK") dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. This guidance applies to preferred stock classified as equity, including preferred stock that is classified as temporary equity. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted, and may be applied either prospectively or on a modified retrospective basis.

We early adopted ASU 2026-01 effective July 1, 2026, on a prospective basis, and applied the guidance to PIK dividends on our Series A Preferred Stock recognized on or after that date. We did not have PIK dividends on equity-classified preferred stock prior to July 1, 2026 and the adoption did not have a material impact on our condensed consolidated financial statements. For additional information regarding our PIK dividends, see Item 1, "Financial Statements — Note 11, Temporary Equity".

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

3.Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net

Goodwill

During the third quarter of 2026, we identified indicators of impairment at our Partner Network reporting unit. These indicators included impairment of the Partner Network asset group, lower-than-projected operating results for the reporting unit driven by macroeconomic changes in the online advertising industry and a reduction in management's long-term forecasts for the Partner Network reporting unit. As a result, we concluded that a triggering event had occurred and performed an interim quantitative impairment test as of September 30, 2026.

We estimated the fair value of the Partner Network reporting unit by weighting a discounted cash flow model and a reference transaction model which include inputs developed using both internal and market-based data. Our key assumptions in the discounted cash flow model included, but are not limited to, the weighted average cost of capital, revenue growth rates (including long-term growth rates), and operating margins. The weighted average cost of capital reflect the increases in market interest rates. Our reference transaction model derives indications of value based on mergers and acquisition transactions in the digital advertising industry. Key assumptions in these models include, but are not limited to, the selection of comparable transactions, revenue and "EBITDA" is defined as net income or loss, interest, income tax expense or benefit, and depreciation and amortization multiples and

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

EBITDA margins from those transactions. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

As a result of the interim impairment test, the carrying amount of the Partner Network reporting unit exceeded its estimated fair value, and we recorded goodwill impairment of $51.5 million during the three months ended September 30, 2026. The impairment of goodwill is presented within operating expenses in the condensed consolidated statements of operations. Following the impairment, $30.9 million of goodwill remains allocated to the Partner Network reporting unit, and the reporting unit's carrying value equals its fair value. Accordingly, any further deterioration in the assumptions described above could result in additional impairment in future periods.

Internal-use Software Development Costs, Net and Intangible Assets, Net

During 2026, we significantly reduced our marketing activities for search monetization in our publishing business and experienced lower-than-projected operating results. The reduction in marketing activities constituted a triggering event under ASC 360 for the Marketing asset group during each interim period in 2026. Our Partner Network asset group experienced lower-than-projected operating results which was identified as a triggering event for the Partner Network asset group during the third quarter of 2026. Accordingly, we performed an analysis of the carrying value of the long-lived assets in the respective asset groups. The asset groups were tested for recoverability using the undiscounted cash flows over the remaining useful life of the primary asset in the respective asset group. The estimated net cash flows were determined utilizing internal forecasts. If forecasted net cash flows were less than the carrying amount of the asset group, an impairment expense would be measured for each asset group by comparing the fair value of the asset group to its carrying amount. The carrying amount of an individual asset in the group cannot be reduced below its fair value.

During each of the first three quarters of 2026, we concluded that the carrying amount of the Marketing asset group exceeded the undiscounted cash flows and was not recoverable. We recognized impairment charges in each of the first three quarters of 2026 to our Marketing asset group trademarks, the only asset in the group to which an impairment could be allocated under ASC 360. For the three and nine months ended September 30, 2026, we recognized impairment expense of $4.9 million and $42.6 million, respectively, within impairment of long-lived assets in our condensed consolidated statements of operations. As of September 30, 2026, the remaining carrying amount of the long-lived assets of the Marketing asset group was $5.6 million. Further deterioration in the assumptions described above could result in additional impairment in future periods. In addition, as part of the recoverability test performed during the third quarter of 2026, we completed a review of the estimated useful life of the primary asset in our Marketing asset group and revised the estimated remaining useful life of our trademarks from five to three years. The revision was based on the projected cash flows of the Marketing asset group following the reduction of our publishing business activities. The change in useful life is applied prospectively resulting in an increase in amortization expense of $0.2 million for the remainder of 2026, $0.8 million annually for 2027 and 2028, and $0.3 million for 2029, and a reduction in amortization expense of $1.0 million for 2030 and $1.1 million thereafter.

During the third quarter of 2026, we concluded that the carrying amount of the Partner Network asset group exceeded the undiscounted cash flows and was not recoverable. We recognized an impairment charge to our Partner Network asset group trademark and fixed assets, the only assets in the group to which an impairment could be allocated under ASC 360. For the three and nine months ended September 30, 2026, we recognized impairment expense of $7.2 million within impairment of long-lived assets in our condensed consolidated statements of operations. As of September 30, 2026, the long-lived assets of the Partner Network asset group are fully impaired and not subject to additional impairment.

During the first quarter of 2026, we implemented measures to optimize and improve operating efficiency in response to changes in products offered by Advertising Partners. As a result of these actions, we incurred $2.2 million of one-time costs which were presented within salaries and benefits expense in our condensed consolidated statements of operations. These actions impacted our publishing business by reducing future cash flows. There were no one-time costs recorded during the three months ended September 30, 2026.

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Internal-use software development costs and intangible assets consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$33,284	$(21,337)	$11,947
Intangible assets:
Developed technology	$196,403	$(196,403)	$—
Trademarks and trade names	143,694	(64,202)	79,492
Software	5,100	(5,100)	—
Customer relationships	2,900	(2,796)	104
Total	$348,097	$(268,501)	$79,596

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software development costs	$28,325	$(14,653)	$13,672
Intangible assets:
Developed technology	$196,403	$(192,670)	$3,733
Trademarks and trade names	236,053	(92,250)	143,803
Software	5,100	(4,891)	209
Customer relationships	2,900	(2,556)	344
Total	$440,456	$(292,367)	$148,089

The internal-use software development costs include work in progress which is not being amortized of $2.7 million and $2.9 million as of September 30, 2026 and December 31, 2025, respectively.

Amortization expense for internal-use software development costs and intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense for internal-use software development	$2,248	$2,033	$6,684	$5,407
Amortization expense for intangible assets	$4,384	$18,626	$18,733	$55,902

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense was presented as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1,197	$13,343	$7,327	$39,484
Selling, general, and administrative	$5,435	$7,316	$18,090	$21,825

4.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued revenue share	$20,413	$20,865
Accrued payroll and related benefits	6,572	7,552
Shared-based compensation liability	424	13,408
Other current liabilities	3,885	4,452
Accrued expenses and other current liabilities	$31,294	$46,277

CouponFollow Incentive Plan

In the first quarter of 2026, we paid $10.9 million and $2.1 million in cash for the last performance-based portion of the award and the discretionary bonus of the incentive plan, respectively. The remaining $0.4 million discretionary bonus will be settled at management's discretion.

5.Debt, Net

We entered into a term loan (the "Term Loan") and revolving facility (the "Revolving Facility" and, together with the Term Loan, the "Existing Credit Agreement") with Bank of America, N.A., on January 27, 2022, providing for a 5.5 year term loan with a principal balance of $400.0 million and with the net proceeds of $376.0 million. The Revolving Facility provided for borrowing availability of up to $50.0 million. Through December 31, 2025, $5.0 million of the Term Loan was payable quarterly. From March 31, 2026, $7.5 million of the Term Loan was payable quarterly. The Term Loan was scheduled to mature in July 2027. For every interest period, the interest rate on the Term Loan was the adjusted Secured Overnight Financing Rate ("SOFR") plus 4.75%. The Term Loan was amortized in quarterly installments on each scheduled payment date. The Term Loan had a leverage covenant, which went into effect only if the utilization on the Revolving Facility exceeded 35% of the $50.0 million Revolving Facility at each quarter-end starting the second quarter 2022, such that the first lien leverage ratio (as defined in the Existing Credit Agreement) should not exceed 5.40. The Existing Credit Agreement had certain financial and nonfinancial covenants, including the "springing" leverage ratio covenant. The interest rate on the Revolving Facility was the adjusted SOFR plus 2.5% with an adjusted SOFR floor of 0%. During the fourth quarter of 2025, we borrowed $50.0 million under the Revolving Facility and the balance outstanding as of December 31, 2025 was $50.0 million, presented within current liabilities.

Debt Exchange and Settlement Agreement

On May 29, 2026 we entered into a private debt exchange agreement with all lenders (the "Participating Lenders"). Consummation of the exchange was subject to customary closing conditions, which were not satisfied until July 2026. The exchange was completed on July 23, 2026 (the "Exchange Closing Date), and we accounted for the transaction during the third quarter of 2026. We exchanged in full $295.1 million in aggregate principal amount

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

of the Existing Credit Agreement for: (i) a new $150.0 million term loan facility, maturing on January 14, 2031 and bearing interest at Term SOFR plus 5.00% (with up to 50% of interest payable in kind at a plus 0.50% margin premium), amortizing at 0.25% of original principal per quarter, with a 75% excess-cash-flow sweep and no financial maintenance covenants (the "Priority Term Loan"); (ii) the issuance of 39,250 shares of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share and initial stated value of $1,022.05 per share (the "Series A Preferred Stock"), assuming an initial conversion price of $10.40, convertible up to 5,287,321 shares of our Class A Common Stock, and includes shares of Class A Common Stock issuable upon conversion of the Series A Preferred Stock in respect of accrued PIK dividends to the Participating Lenders, with an aggregate initial stated value of $40.1 million (the "Share Consideration"); and (iii) a one-time cash payment to the Participating Lenders in the aggregate amount of $20.9 million (collectively, the "Debt Exchange").

The Debt Exchange was accounted for as a Troubled Debt Restructuring ("TDR") in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. On the Exchange Closing Date, the carrying value of the exchanged Term Loan and Revolving Facility was $243.4 million and $50.3 million, respectively. We recognized the Priority Term Loan at a carrying value of $227.3 million. Under the TDR accounting treatment, the carrying value of the Priority Term Loan was comprised of the total future undiscounted cash flows, which included the principal of $150.0 million, maximum interest of $69.8 million and $7.4 million in Priority Term Loan origination fees. We recognized a gain of $13.4 million presented in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026. All future debt payments under the Exchange Agreement will be recorded as direct reductions of the Priority Term Loan carrying value. Changes in the variable interest rate on the Priority Term Loan will be recorded using the cumulative method, and interest expense will only be recognized if the cumulative interest calculated in accordance with the effective variable rates exceeds the cumulative estimated interest in the TDR gain calculation.

The carrying values of our debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Priority Term Loan	$220,001	$—
Term Loan [1]	—	255,117
Revolving Facility	—	50,000
Total debt, net	$220,001	$305,117
_______________
[1] Includes unamortized discount of $4.7 million and unamortized loan fees of $0.3 million, as of December 31, 2025, recorded as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method.

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

We recorded an income tax expense of $0.3 million and $0.1 million for the three and nine months ended September 30, 2026, respectively and an income tax benefit of $0.5 million and $2.5 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate was (0.5)% and (0.1)% for the three and nine months ended September 30, 2026, respectively and 2.4% and 3.7% for the three and nine months ended September 30, 2025, respectively. The provision for income taxes differs from the amount of income tax computed by applying

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

the U.S. statutory federal tax rate of 21% to the loss before income taxes due to the exclusion of non-controlling loss, state taxes, foreign rate differential, non-deductible expenses, the valuation allowance activity related to unrealizable deferred tax assets and outside basis adjustments. As of September 30, 2026, we had a full valuation allowance on our United States federal and state net deferred tax assets as it was more likely than not that those deferred tax assets would not be realized.

During the three and nine months ended September 30, 2026 and 2025, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement and there were no amounts due, respectively.

7.Commitments and Contingencies

In June 2026, we entered into a multi-year agreement with a data cloud platform service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2026 and June 2029. As of September 30, 2026, we remain contractually obligated to spend $13.3 million towards this commitment.

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

Indemnifications

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions may not be subject to claims related to these indemnifications. As a result, we believe the estimated fair value of these agreements was immaterial. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2026 or December 31, 2025, respectively.

8.Net Loss Per Share

Net loss attributable to common stockholders is computed using the two-class method when shares are issued that meet the definition of participating securities. Our Series A Preferred Stock is a participating security because these shares contractually entitle their holders to potentially participate in certain dividends, defined in the stock purchase agreement, but do not contractually require the holders to participate in our losses.

The two-class method is an earnings allocation formula that requires undistributed earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all net income for the period had been distributed. During the periods when there is a net loss, no amounts of undistributed losses are allocated to the participating securities. Due to the elected accretion method for the Series A Preferred Stock, the adjustments to remeasure redeemable preferred stock to its redemption amount represent deemed dividends that must be reduced from net loss in arriving at net loss available to Class A common stockholders.

For the three and nine months ended September 30, 2026 and 2025, basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to System1, Inc.	$(51,276)	$(18,516)	$(110,942)	$(51,862)
Less: Accretion on Series A Preferred Stock	(736)	—	(736)	—
Net loss available to Class A common stockholders	(52,012)	(18,516)	(111,678)	(51,862)
Weighted-average number of Class A common shares	8,567	8,054	8,276	7,773
Basic and diluted net loss per share	$(6.07)	$(2.30)	$(13.49)	$(6.67)

Shares of Class C common stock, restricted stock units, Stock Appreciation Rights ("SARs") and Warrants outstanding for the three and nine months ended September 30, 2026 and 2025, are considered potentially dilutive of the shares of Class A common stock and are included in the computation of diluted net loss per share, except when the effect would be anti-dilutive. Shares of Series A Preferred Stock for the three and nine months ended September 30, 2026 are considered potentially dilutive of the shares of Class A common stock and are included in the computation of diluted net loss per share, except when the effect would be anti-dilutive.

For the three and nine months ended September 30, 2026, 16.8 million Warrants and 0.5 million vested SARs were excluded from the computation of net loss per share as their impact was anti-dilutive. Additionally, 1.3 million SARs were excluded as they are contingently issuable upon the achievement of certain performance conditions, which were not achieved as of September 30, 2026. See Note 10, Stock-Based Compensation, for

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

additional details. Further, 39,250 shares of Series A Preferred Stock were excluded from the computation of net loss per share as they are anti-dilutive. See Note 11, Temporary Equity, for additional details.

For the three and nine months ended September 30, 2025, 16.8 million Warrants and 0.5 million vested SARs were excluded from the computation of net loss per share as their impact was anti-dilutive. Additionally, 1.5 million SARs were excluded as they were contingently issuable upon the achievement of certain performance conditions, which were not achieved as of September 30, 2025.

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

The following table summarizes revenue, segment cost of revenue and segment adjusted gross profit by reportable segments (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Marketing	Products	Total	Marketing	Products	Total
Revenue	$8,252	$17,699	$25,951	$39,065	$22,496	$61,561
Less: segment cost of revenue	433	2,176	2,609	22,417	1,278	23,695
Segment adjusted gross profit	7,819	15,523	23,342	16,648	21,218	37,866
Other cost of revenue			2,716			15,124
Salaries and benefits			15,896			21,354
Selling, general, and administrative			14,012			16,953
Impairment of long-lived assets			12,083			—
Impairment of goodwill			51,522			—
Gain on troubled debt restructuring			(13,395)			—
Interest expense, net			1,685			7,052
Change in fair value of warrant liabilities			—			(71)
Loss before income tax			$(61,177)			$(22,546)

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Marketing	Products	Total	Marketing	Products	Total
Revenue	$37,366	$56,019	$93,385	$145,457	$68,732	$214,189
Less: segment cost of revenue	7,484	5,632	13,116	87,389	3,862	91,251
Segment adjusted gross profit	29,882	50,387	80,269	58,068	64,870	122,938
Other cost of revenue			11,995			43,857
Salaries and benefits			53,809			72,639
Selling, general, and administrative			45,342			51,038
Impairment of long-lived assets			49,816			—
Impairment of goodwill			51,522			—
Gain on troubled debt restructuring			(13,395)			—
Interest expense, net			15,430			21,253
Change in fair value of warrant liabilities			—			29
Loss before income tax			$(134,250)			$(65,878)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$25,466	$60,806	$91,657	$211,713
Other countries	485	755	1,728	2,476
Total revenue	$25,951	$61,561	$93,385	$214,189

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

We recorded the following stock-based compensation expenses for equity-classified awards included within salaries and benefits in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$1,241	$2,832	$3,859	$10,025

Restricted Stock Units

For the three and nine months ended September 30, 2026, we recognized stock-based compensation of $1.3 million and $4.3 million, respectively, within equity. For the three and nine months ended September 30, 2025 we recognized stock-based compensation of $2.1 million and $6.0 million, respectively, within equity.

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

As of September 30, 2026, achievement of the performance conditions associated with Tranches II, III and IV before the fifth, sixth and seventh anniversary dates of the grant date, respectively, remains not probable. No stock-based compensation expense was recorded for the SARs for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, we recognized $0.8 million and $4.4 million in stock-based compensation expense, respectively, including $0.3 million of incremental expense as a result of the Modification, within equity relating to Tranche I awards which vested during the third quarter of 2025. During the three and nine months ended September 30, 2026 and 2025, an immaterial number of SARs were exercised.

11.Temporary Equity

Redeemable Preferred Stock

In connection with the Debt Exchange, we issued 39,250 shares of newly designated Series A Preferred Stock to the lenders. Our Series A Preferred Stock is classified as redeemable preferred stock (within temporary equity) outside of stockholders' equity within our condensed consolidated balance sheets due to redemption at a fixed or determinable price on a fixed or determinable date or upon a change of control that is not solely within our control. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for securities or other assets of the entity in the future.

On the Exchange Closing Date we estimated the fair value of the Series A Preferred Stock using the binomial lattice model (Level 2 fair value inputs) to be $32.1 million. Costs of issuance of the Series A Preferred Stock of $1.2 million were offset against the fair value on initial recognition. We elected to subsequently measure the Series A Preferred Stock using the accreted redemption amount method, presented in our condensed consolidated statements of changes in temporary equity and stockholders' equity.

Conversion: The shares of the Series A Preferred Stock are convertible at the option of the holders, subject to certain limitations, into shares of Class A Common Stock at a rate equal to the then-current stated value of the applicable shares of Series A Preferred Stock, including any accrued and unpaid dividends, divided by $10.40.

Dividends: The shares of Series A Preferred Stock accrue cumulative preferential dividends at a rate of 7.0% per annum on the stated value, payable quarterly in arrears. To the extent declared by the Board, dividends will be paid in cash. Any dividends that are not paid in cash will automatically be added to the then stated value of the outstanding Series A Preferred Stock and thereafter accrue PIK dividends at a rate of 7.0% per annum each calendar quarter from the Exchange Closing Date until January 14, 2031.

Redemption: Unless converted earlier, we must redeem all outstanding shares of Series A Preferred Stock in cash on January 14, 2031, or earlier if Priority Term Loan repayment is accelerated. The redemption price is the then applicable liquidation value of $55.0 million. Upon a change of control, holders may require us to redeem their

System1, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

shares in cash at 101% of the then applicable liquidation value. Other than the January 14, 2031 maturity redemption, no redemption requirements fall within the five years following September 30, 2026.

Liquidation Rights: In the event of a liquidation, holders of our Series A Preferred Stock will be entitled to a distribution before any distribution to the holders of our common stock and any existing or future secured or unsecured indebtedness and other liabilities, including trade payables. The liquidation preference consists of the Share Consideration and cumulative preferential dividends immediately prior to such liquidation event. As of September 30, 2026, cumulative preferred dividends accrued but unpaid were $0.5 million and the aggregate minimum liquidation preference was $40.7 million.

Other Rights: The holders of a majority of the Series A Preferred Stock have the right to appoint and elect one director to the Board for so long as at least 19,625 shares of Series A Preferred Stock remain outstanding and consent rights with respect to certain corporate actions for so long as at least 9,812 shares of Series A Preferred Stock remain outstanding.

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

On November 12, 2026 we provided notice to the New York Stock Exchange ("the NYSE") of voluntary delisting of our Class A common Stock and intend to file a Form 25 with the U.S. Securities and Exchange Commission to effect the delisting on or about November 23, 2026. It is anticipated that the delisting will become effective 10 days after the filing of the Form 25.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of the business is Gross profit. To help assess performance with this key indicator, the revenue metrics we use are Active Marketing Partners ("AMP"), Revenue per AMP, Products sessions and Products revenue-per-session ("Products RPS"). In addition, we also use Adjusted Gross Profit and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful supplemental information to investors to better evaluate ongoing business performance. These measures are not, and should not be viewed as, a substitute for accounting principles generally accepted in the United States of America ("GAAP") financial measures. Refer to the Revenue Metrics, Adjusted Gross Profit and Adjusted EBITDA sections below.

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
•Marketing; and
•Products

Operating Expenses

    We classify our operating expenses into the following categories:

Cost of revenue. Cost of revenue primarily consists of traffic acquisition costs, which are the costs to place advertisements to acquire customers to our websites and services, domain name registration costs, licensing costs to provide mapping services to MapQuest and amortization related to our platform. We do not pre-pay any traffic acquisition costs, and therefore, such costs are expensed as incurred. Amortization related to our platform is recognized over the estimated useful life of the intangible asset.

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

Impairment of goodwill. Impairment of goodwill consists of the impairment of our goodwill when the carrying amount of a reporting unit exceeds its fair value.

Other Expenses or Incomes:

Other expenses or incomes consist of the following:

Gain on troubled debt restructuring. Gain on troubled debt restructuring consists of the gain resulting from our debt exchange, as the carrying value of the debt exceeded the total future outflows under the terms of the exchange agreement.

Interest expense, net. Interest expense consists of interest, the amortization of deferred financing costs and debt discount on the existing credit facility prior to the debt exchange transaction. Interest income consists of interest earned on our cash deposits.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations and our condensed consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	Percentage of Revenue*	2025	Percentage of Revenue*
Revenue	$25,951	100%	$61,561	100%
Operating expenses:
Cost of revenue	5,325	21%	38,819	63%
Salaries and benefits	15,896	61%	21,354	35%
Selling, general, and administrative	14,012	54%	16,953	28%
Impairment of long-lived assets	12,083	47%	—	—%
Impairment of goodwill	51,522	199%	—	—%
Total operating expenses	98,838	381%	77,126	125%
Operating loss	(72,887)	-281%	(15,565)	-25%
Other (income) expense:
Gain on troubled debt restructuring	(13,395)	-52%	—	—%
Interest expense, net	1,685	6%	7,052	11%
Change in fair value of warrant liabilities	—	—%	(71)	—%
Total other (income) expense, net	(11,710)	-45%	6,981	11%
Loss before income tax	(61,177)	-236%	(22,546)	-37%
Income tax expense (benefit)	299	1%	(543)	-1%
Net loss	(61,476)	-237%	(22,003)	-36%
Less: Net loss attributable to non-controlling interest	(10,200)	-39%	(3,487)	-6%
Net loss attributable to System1, Inc.	$(51,276)	-198%	$(18,516)	-30%
*Percentages may not sum due to rounding

	Nine Months Ended September 30,
	2026	Percentage of Revenue*	2025	Percentage of Revenue*
Revenue	$93,385	100%	$214,189	100%
Operating expenses:
Cost of revenue	25,111	27%	135,108	63%
Salaries and benefits	53,809	58%	72,639	34%
Selling, general, and administrative	45,342	49%	51,038	24%
Impairment of long-lived assets	49,816	53%	—	—%
Impairment of goodwill	51,522	55%	—	—%
Total operating expenses	225,600	242%	258,785	121%
Operating loss	(132,215)	-142%	(44,596)	-21%
Other (income) expense:
Gain on troubled debt restructuring	(13,395)	-14%	—	—%
Interest expense, net	15,430	17%	21,253	10%
Change in fair value of warrant liabilities	—	—%	29	—%
Total other (income) expense, net	2,035	2%	21,282	10%
Loss before income tax	(134,250)	-144%	(65,878)	-31%
Income tax expense (benefit)	149	—%	(2,477)	-1%
Net loss	(134,399)	-144%	(63,401)	-30%
Less: Net loss attributable to non-controlling interest	(23,457)	-25%	(11,539)	-5%
Net loss attributable to System1, Inc.	$(110,942)	-119%	$(51,862)	-24%
*Percentages may not sum due to rounding

Revenue Metrics

The key non-financial performance metrics we use to evaluate our business, track the effectiveness of our operations and measure our performance are AMP, Revenue per AMP, the number of Products sessions and Products RPS.

Marketing

We define AMP as partners who monetize user traffic on our platform and generate revenue above a predetermined minimum per quarter. We define Revenue per AMP as GAAP Revenue from Marketing Partners divided by AMP. We believe Revenue per AMP is a relevant measure to evaluate our effectiveness and efficiency in deploying capital to acquire monetizable traffic to our Marketing segment.

Products

We define Products sessions as the total number of monetizable user visits to our Products websites. Monetizable visits exclude those visits identified as spam, bot, or other invalid traffic. We define Products RPS as Products revenue divided by Products sessions. We believe Products sessions and RPS are relevant measures to evaluate our effectiveness and efficiency in converting monetizable traffic into revenue, which are key drivers of our Products reportable segment.

Revenue

The following table presents our revenue by reportable segment (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	($)	(%)
Marketing	$8,252	$39,065	$(30,813)	-79%
Products	17,699	22,496	(4,797)	-21%
Total revenue	$25,951	$61,561	$(35,610)	-58%

	Nine Months Ended September 30,		Change
	2026	2025	($)	(%)
Marketing	$37,366	$145,457	$(108,091)	-74%
Products	56,019	68,732	(12,713)	-18%
Total revenue	$93,385	$214,189	$(120,804)	-56%

Marketing

Marketing revenue decreased for the three and nine months ended September 30, 2026 compared to the prior periods, primarily due to the significant reduction in marketing activities for search monetization in our publishing business and the termination for convenience of our AdSense for Domains monetization arrangement with Google. For the three months ended September 30, 2026, compared to the prior period, AMP decreased by 53 to 55 from 108. Revenue per AMP increased by $0.02 million to $0.14 million from $0.12 million, or 17%. Similarly, for the nine months ended September 30, 2026, compared to the prior period, AMP decreased by 81 to 63 from 144. Revenue per AMP increased by $0.12 million to $0.45 million from $0.33 million, or 35%.

Products

Products revenue decreased for the three and nine months ended September 30, 2026 compared to the prior periods, primarily due to a change in mix shift from higher RPS sessions to lower RPS sessions. For the three months ended September 30, 2026, compared to the prior period, Products sessions increased by 82.9 million to 667.6 million from 584.7 million while Products RPS decreased by $0.01 to $0.03 from $0.04. Similarly, for the nine months ended September 30, 2026, compared to the prior period, Products sessions increased by 425.3 million to 2.0 billion from 1.6 billion while Products RPS decreased by $0.01 to $0.03 from $0.04.

Cost of revenue

Cost of revenue decreased for the three and nine months ended September 30, 2026 compared to the prior periods primarily due to a decrease in advertising spend and agency fees which is correlated with the decrease in revenue. This was primarily related to the significant reduction in marketing activities for search monetization in our publishing business.

Amortization expense for our platform recorded in cost of revenue decreased $12.1 million and $32.2 million for the three and nine months ended September 30, 2026, respectively, compared to the prior periods primarily due to our developed technology reaching the end of its estimated useful life.

Our chief operating decision maker measures and evaluates reportable segments based on segment operating revenue and segment adjusted gross profit. We define and calculate segment adjusted gross profit as revenue less traffic acquisition costs incurred to acquire users. The remaining cost of revenue consists of non-

advertising expenses such as set-up costs, royalties, fees and amortization related to our platform. We exclude the following items from segment adjusted gross profit: other cost of revenue (total cost of revenue excluding traffic acquisition cost), salaries and benefits, selling, general and administrative expenses and, at times, certain other transactions or adjustments.

The following table presents our segment adjusted gross profit by reportable segment (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	($)	(%)
Marketing	$7,819	$16,648	$(8,829)	-53%
Products	15,523	21,218	(5,695)	-27%
Total adjusted gross profit	$23,342	$37,866	$(14,524)	-38%

	Nine Months Ended September 30,		Change
	2026	2025	($)	(%)
Marketing	$29,882	$58,068	$(28,186)	-49%
Products	50,387	64,870	(14,483)	-22%
Total adjusted gross profit	$80,269	$122,938	$(42,669)	-35%

See the Revenue and Cost of revenue discussions above for the changes to adjusted gross profit.

Salaries and benefits

Salaries and benefits expense decreased for the three and nine months ended September 30, 2026 compared to the prior periods.

For the three months ended September 30, 2026, the $5.5 million decrease is primarily driven by a $3.2 million reduction in payroll and bonus expenses due to our reduction in workforce, a $1.6 million reduction in stock-based compensation resulting from less restricted stock units outstanding and no stock appreciation rights expense and a $0.7 million reduction in CouponFollow share-based liability expense due to the liability being fully accrued at the end of the prior year.

For the nine months ended September 30, 2026, the $18.8 million decrease is primarily driven by a $9.7 million reduction in payroll, bonus, severance, and employment benefits expenses due to our reduction in workforce, a $6.2 million reduction in stock-based compensation resulting from less restricted stock units outstanding and no stock appreciation rights expense, a $2.0 million reduction in CouponFollow share-based liability expense due to the liability being fully accrued at the end of the prior year, a $0.4 million increase in capitalized internally developed software costs and a $0.5 million net decrease of other immaterial expense items.

Selling, general, and administrative

Selling, general, and administrative expense decreased for the three and nine months ended September 30, 2026 compared to the prior periods.

For the three months ended September 30, 2026, the $2.9 million decrease is primarily driven by a $1.9 million reduction in amortization expense resulting from long-lived assets impairment in the first and second quarter of 2026 or reaching the end of their estimated useful life since the prior period and a $1.0 million reduction in professional services and consulting fees.

For the nine months ended September 30, 2026, the $5.7 million decrease is primarily driven by a $4.0 million reduction in depreciation and amortization expense resulting from long-lived assets impairment in the first and second quarter of 2026 or reaching the end of their estimated useful life since the prior period, a $2.5 million reduction in professional services and consulting fees and a $0.3 million reduction in rent expense. This was offset by a $0.8 million increase in software and subscription services and a $0.3 million increase in business taxes.

Impairment of long-lived assets

Impairment of long-lived assets increased $12.1 million and $49.8 million for the three and nine months ended September 30, 2026, compared to the prior periods due to the impairment of long-lived assets at our Marketing and Partner Network asset groups during 2026. There was no impairment of long-lived assets during 2025.

Impairment of goodwill

Impairment of goodwill increased $51.5 million for the three and nine months ended September 30, 2026 compared to the prior periods due to the recognition of goodwill impairment expense at our Partner Network reporting unit during the third quarter of 2026. There was no impairment of goodwill during 2025.

Other (income) expense:

Gain on troubled debt restructuring

Gain on troubled debt restructuring increased $13.4 million for the three and nine months ended September 30, 2026, compared to the prior periods due to the recognition of gain from the debt exchange that was executed during the third quarter. There was no restructuring of debt during 2025.

Interest expense, net

Interest expense, net decreased $5.4 million and $5.8 million for the three and nine months ended September 30, 2026 compared to the prior periods due the Debt Exchange recognized as a troubled debt restructuring which requires no interest expense to be recorded over the term of the Priority Loan.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities was flat for the three and nine months ended September 30, 2026 compared to the prior periods due to the fair value remeasurement of our Warrants which have been delisted from the New York Stock Exchange.

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

Adjusted Gross Profit

Adjusted Gross Profit is defined as gross profit plus depreciation and amortization recorded in cost of revenues.

The following table reconciles Revenue to Gross Profit and Adjusted Gross Profit for the periods presented (in millions):

	Three Months Ended September 30,
	2026	2025
Revenue	$26.0	$61.6
Less: Cost of revenue	(5.3)	(38.8)
Gross profit	20.7	22.8
Add: Amortization related to cost of revenue	1.2	13.3
Adjusted Gross Profit	$21.9	$36.1

The decrease in adjusted gross profit for the three months ended September 30, 2026, compared to the prior period is primarily related to our decrease in revenue, offset by less amortization as our developed technology reached the end of its estimated useful life. See "Revenue Metrics" and "Cost of revenue" for discussion of the changes in our revenue and cost of revenue.

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

The following table reconciles net loss to Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,
	2026	2025
Net loss	$(61.5)	$(22.0)
Adjustments:
Income tax expense (benefit)	0.3	(0.5)
Interest expense	1.7	7.1
Depreciation and amortization	6.7	20.8
Impairment of long-lived assets	12.1	—
Impairment of goodwill	51.5	—
Gain on troubled debt restructuring	(13.4)	—
Other expense	0.1	(0.2)
Stock-based compensation & distributions to members	1.2	2.8
Non-cash revaluation of warrant liability	—	(0.1)
Acquisition and restructuring costs	0.6	2.0
Adjusted EBITDA	$(0.7)	$9.9

Liquidity and Capital Resources

Our principal sources of liquidity have historically been from the sale of Total Security Limited (formerly known as Protected. net Group Limited), indebtedness available under our Existing Credit Agreement, other indebtedness, and cash flows from operations.

We have experienced declining cash flows and financial performance primarily as a result of reductions in Advertising Partners and overall consumer demand for our marketing services. As of September 30, 2026, we had unrestricted cash and cash equivalents of $12.4 million and net working capital, which we define as current assets less current liabilities, of $6.2 million. We entered into an exchange agreement with all lenders under our Existing Credit Agreement, satisfying settlement of the outstanding balance on our revolving facility which was due January 2027, reducing the principal to $150 million and extending the maturity date on our priority term loan to January 14, 2031. For information See Item 1, "Financial Statements — Note 5, Debt, Net".

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

Credit Facilities

See Item 1, "Financial Statements — Note 5, Debt, Net" of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(26,163)	$6,491
Net cash used in investing activities	$(4,547)	$(5,096)
Net cash used in financing activities	$(44,431)	$(13,107)

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

In the nine months ended September 30, 2026, cash used in operating activities of $26.2 million resulted primarily from unfavorable changes in net income, excluding the impact of non-cash items offset by unfavorable changes in working capital balances. The unfavorable changes in working capital balances included $13.0 million in outflows related to the payment of an earnout obligation for the CouponFollow acquisition offset by an decrease in account receivable balances.

In the nine months ended September 30, 2025, cash provided by operating activities of $6.5 million resulted primarily from the timing of revenue share payments to our partners.

Investing Activities

In the nine months ended September 30, 2026 and 2025, cash used in investing activities of $4.5 million and $5.1 million resulted primarily from capitalization of software development costs.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our indebtedness under our credit facilities.

In the nine months ended September 30, 2026, cash used in financing activities of $44.4 million resulted primarily from $15.0 million repayment of principal on our Existing Credit Agreement, $20.8 million repayment to our lenders in relation to the debt exchange agreement and $8.3 million in legal expenses and other fees related to the debt exchange agreement and other immaterial items.

In the nine months ended September 30, 2025, cash used in financing activities of $13.1 million resulted primarily from a $10.0 million repayment of principal and interest on our Term Loan, offset by $2.3 million of cash received from the private placement with our founders family foundation.

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

Contractual Obligations and Known Future Cash Requirements

Commitments

In June 2026, we entered into a multi-year agreement with a data cloud platform service provider whereby we are contractually obligated to spend $5.0 million in each annual period between July 2026 and June 2029. As of September 30, 2026, we remain contractually obligated to spend $13.3 million towards this commitment.

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K filed with the SEC on March 11, 2026. During the first half of 2026, we identified triggering events that required us to evaluate long-lived assets for impairment. As a result, we determined that impairment of long-lived assets should be included as a critical accounting estimate. During the third quarter of 2026, we issued newly designated Series A Preferred Stock in connection with the Debt Exchange and recognized the shares at their issuance-date fair value. As a result, we determined that Series A Preferred Stock should be included as a critical accounting estimate. Accordingly, we believe the estimates, assumptions, and judgments associated with our most critical accounting policies are those relating to valuation of goodwill, intangible assets, impairment of long-lived assets, Series A Preferred Stock, stock-based compensation and income taxes. The impairment of long-lived assets and Series A Preferred Stock policies are described as follows:

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets when events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events or changes in circumstances may include a significant adverse change in the extent or manner in which a long-lived asset is being used; significant adverse changes in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset; current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of our previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We assess recoverability of our long-lived assets by determining whether the carrying amount of the asset group can be recovered through projected undiscounted cash flows over their remaining useful lives inclusive of an estimated residual value. If the carrying amount of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the estimated fair value. An impairment loss is recognized in the statement of operations in the period in which management determines such impairment has occurred. For information regarding current period impairment of long-lived assets and potential future period impairments, see Item 1, "Financial Statements — Note 3, Goodwill, Internal-Use Software Development Costs, Net, and Intangible Assets, Net".

Temporary Equity

We entered into our debt exchange transaction and issued shares of newly designated Series A Preferred Stock to the lenders as consideration for the partial repayment of outstanding loan balances. The outstanding debt was reduced by the initial fair value of the Series A Preferred Stock. The initial measurement of the Series A Preferred Stock exchange consideration required significant estimates related to initial fair value measurement of the Series A Preferred Stock issued and we engaged an independent valuation specialist to assist with determination of the fair value of the Series A Preferred Stock.

The estimate for the initial fair value of the Series A Preferred Stock was based on market-observable and management-determined unobservable inputs, using the binomial lattice model. Observable inputs include the active market price of our Class A common stock on the NYSE and the risk-free interest rate curve extracted from public U.S. Treasury yields. Significant unobservable inputs include expected volatility and debt yield. Changes in certain assumptions underlying the fair value determination of the Series A Preferred Stock could affect the initial fair value of the Series A Preferred stock and carrying amount of the new loan balance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

2022 Repurchase Program

On August 11 2022, our Board of Directors authorized and we announced up to $25.0 million for the repurchase of our Class A common stock and Warrants (the "2022 Repurchase Program"). The 2022 Repurchase Program does not expire. During the three months ended September 30, 2026, no repurchases of our equity securities were made by us. As of September 30, 2026, we had $22.8 million available under this authorization remaining.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1(a)	Business Combination Agreement, dated as of June 28, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	8-K	001-39331	2.1	6/29/2021

2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of November 30, 2021, by and among Trebia Acquisition Corp., S1 Holdco, LLC, System1 SS Protect Holdings, Inc., and the other parties that are signatory thereto.	S-4	333-260714	2.2	12/1/2021

2.2	Share Purchase Agreement, dated November 30, 2023, by and among System1, Inc., Orchid Merger Sub II, LLC, Sonic Newco, LLC, JDI Antarctica Limited and JDI Antarctica Sub II Limited	8-K	001-39331	2.1	12/4/2023

3.1	Certificate of Incorporation of System1, Inc.	8-K	001-39331	3.1	2/2/2022

3.2	Second Amended and Restated Bylaws of System1, Inc.	8-K	001-39331	3.1	3/1/2023

3.3	Amendment to the System1, Inc. Certificate of Incorporation	8-K	001-39331	3.1	6/14/2024

3.4	Amendment to the System1, Inc. Certificate of Incorporation	8-K	001-39331	3.1	6/11/2025

4.1	Warrant Agreement, dated June 19, 2020, by and between Trebia Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39331	4.1	6/2/2020

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39331	4.2	6/6/2023

10.1^	System1, Inc. 2022 Incentive Award Plan.	8-K	001-39331	10.2	2/2/2022

10.2#	Exchange Agreement, dated as of May 29, 2026, among S1 Holdings Finco, LLC, Bank of America, N.A. and the lenders from time to time party thereto.	8-K	001-39331	10.1	6/1/2026

10.3	Registration Rights Agreement, dated January 27, 2022, by and among System1, Inc. and the other parties that are signatory thereto.	S-1	333-262608	10.3	2/9/2022

10.4	Registration Rights Agreement, dated June 19, 2020, among the Company, the Sponsors and certain other security holders named therein.	8-K	001-39331	10.2	6/22/2020

31.1*	Certification of principal executive officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of principal financial and accounting officer pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

System1, Inc.

Date: November 12, 2026	By:	/s/ Michael Blend
Michael Blend
Chief Executive Officer

Date: November 12, 2026	By:	/s/ Tridivesh Kidambi
Tridivesh Kidambi
Chief Financial Officer